Form 10-K
period 2020-12-31
Archer-Daniels-Midland Co
filed 2021-02-18
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, no par value—$22.0 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 30, 2020)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—558,414,074 shares
(February 17, 2021)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  Risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, "Risk Factors" included in this Annual Report on Form 10-K, as may be updated in our subsequent Quarterly Reports on Form 10-Q. To the extent permitted under applicable law, Archer-Daniels- Midland Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland Company (the Company or ADM) unlocks the power of nature to provide access to nutrition worldwide. The Company is a global leader in human and animal nutrition and the world’s premier agricultural origination and processing company. ADM’s breadth, depth, insights, facilities and logistical expertise give the Company unparalleled capabilities to meet needs for food, beverages, health and wellness, and more. From the seed of the idea to the outcome of the solution, ADM enriches the quality of life the world over.

The Company transforms natural products into staple foods, sustainable, renewable industrial products, and an expansive pantry of food and beverage ingredients and solutions for foods and beverages, supplements, nutrition for pets and livestock and more. And with an array of unparalleled capabilities across every part of the global food chain, ADM gives its customers an edge in solving global challenges of today and tomorrow. At ADM, sustainable practices and a focus on environmental responsibility are not separate from its primary business: they are integral to the work the Company does every day to serve customers and create value for shareholders. The Company is one of the world’s leading producers of ingredients for human and animal nutrition, and other products made from nature.

ADM owns and operates an extensive global grain elevator and transportation network to procure, store, clean, and transport agricultural raw materials, such as oilseeds, corn, wheat, milo, oats, and barley, as well as products derived from those inputs. ADM’s production facilities around the world turn natural products into a wide array of food, beverage, health and wellness, feed, and other ingredients. In addition, ADM has significant investments and joint ventures that aim to expand or enhance the market for its products or offer other benefits including, but not limited to, geographic or product-line expansion.

ADM works with growers, supporting them with personalized services and innovative technologies; partnering with them to develop and enhance sustainable practices; and transforming their bounty into products for consumers around the globe. From plant-based proteins to probiotics, the Company is growing nutrition trends, working closely with customers to create custom, delicious solutions from nature to meet consumer preferences. ADM does the same with animal nutrition products. Today, more people want to feed their pets the same kind of clean, healthy products they eat themselves and consumers expect livestock and poultry to be fed and raised humanely and sustainably. The Company’s innovation and expertise are helping people live healthier lives. Around the world, ADM’s food scientists, flavorists, chefs and more offer innovative solutions for consumers seeking foods, beverages and supplements to support health and wellness. The Company’s global footprint combines with local insights to give ADM the capabilities few other companies have – ensuring that it gets the very best ingredients from around the globe to its customers, wherever they may be.

Segment Descriptions
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

Ag Services and Oilseeds

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities.

The Company has a 32.2% interest in Pacificor (formerly Kalama Export Company LLC). Pacificor owns and operates a grain export elevator in Kalama, Washington and a grain export elevator in Portland, Oregon.

In August 2020, the Company sold a portion of its shares in Wilmar International Limited (Wilmar), a Singapore publicly listed company, as part of a capital allocation action, decreasing its ownership interest from 24.8% to 22.2%. Wilmar is a leading global agribusiness group headquartered in Asia engaged in the businesses of packaged oils and packaged foods, oil palm cultivation, oilseeds crushing, edible oils refining, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

The Company has a 50.0% interest in Stratas Foods LLC, a joint venture between ADM and ACH Jupiter, LLC, a subsidiary of Associated British Foods, that procures, packages, and sells edible oils in North America.

The Company has a 50.0% interest in Edible Oils Limited, a joint venture between ADM and Princes Limited to procure, package, and sell edible oils in the United Kingdom.  The Company also formed a joint venture with Princes Limited in Poland to procure, package, and sell edible oils in Poland, the Czech Republic, Slovakia, Hungary, and Austria.

The Company has a 37.5% interest in Olenex Sarl (Olenex), a joint venture between ADM and Wilmar that produces and sells a comprehensive portfolio of edible oils and fats to customers around the globe.  In addition, Olenex markets refined oils and fats from the Company’s plants in the Czech Republic, Germany, the Netherlands, Poland, and the U.K.
The Company has a 50.0% interest in SoyVen, a joint venture between ADM and Cargill to provide soybean meal and oil for customers in Egypt.
The Company is a major supplier of raw materials to Wilmar, Stratas Foods LLC, Edible Oils Limited, SoyVen, and Olenex.

Carbohydrate Solutions

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers, as ethanol, or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products.

Item 1.	BUSINESS (Continued)

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

The Company has a 50.0% interest in Hungrana Ltd. which operates a wet corn milling plant in Hungary.

The Company has a 50.0% interest in Almidones Mexicanos S.A. which operates a wet corn milling plant in Mexico.

The Company has a 40.0% interest in Red Star Yeast Company, LLC, a joint venture between ADM and Lesaffre that produces and sells fresh and dry yeast in the United States and Canada.

The Company has a 50.0% interest in Aston Foods and Food Ingredients, a Russian-based sweeteners and starches business.

Nutrition

The Nutrition segment serves various end markets including food, beverages, nutritional supplements, and feed and premix for livestock, aquaculture, and pet food. The segment engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. In January 2020, ADM acquired Yerbalatina, a natural plant-based extracts and ingredients manufacturer. In October 2020, the Company formally launched PlantPlus Foods, a 30% joint venture with Marfrig, one of the world’s leading beef producers and the world’s largest beef patty producer, that will offer a wide range of finished plant-based food products across North and South America, and entered into an agreement with Spiber Inc. (Spiber) to expand the production of Spiber’s innovative Brewed Protein™ polymers for use in apparel and other consumer products.
Other Business

Other Business includes the Company’s remaining operations as described below.

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

Corporate

Corporate includes the results of early-stage start-up companies within ADM Ventures, which was launched by the Company in 2016. In addition to identifying companies to invest in, ADM Ventures also works on select high-potential, new product development projects and alternative business models. Prior to 2020, Corporate also included the Company’s share of the results of its 43.7% equity interest in Compagnie Industrielle et Financiere des Produits Amylaces SA (Luxembourg) and affiliates (CIP), a joint venture that targets investments in food, feed ingredients, and bioproducts businesses, which was sold in December 2019.

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

Concentration of Revenues by Product

The following products accounted for 10% or more of revenues for the following periods:

	% of Revenues
	Year Ended December 31
	2020	2019	2018
Soybeans	18%	16%	16%
Soybean Meal	14%	13%	14%
Corn	12%	12%	12%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  Acquisitions, especially in the Nutrition segment, expand the Company’s ability to unlock the potential of nature and serve customers’ evolving and expanding nutritional needs through its offering of natural flavor and ingredient products. The Company does not expect any individual new product to have a significant impact on the Company’s revenues in 2021.

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

ADM has established several key social and environmental policies that collectively outline expectations for its employees, business partners and contractors, and the Company as a whole with respect to its sourcing operations. These policies set the standards that govern the Company’s approach to raw material sourcing, environmental stewardship, and employee conduct, among other areas, and outline ADM’s positions on issues of widespread public interest. These standards are included in the Company’s Code of Conduct, Environmental Policy, Human Rights Policy, Commitment to No-Deforestation, Statement on Genetically Modified Organisms, Statement on Animal Testing, Commitment to Anti-Corruption Compliance, and ADM Supplier Expectations, all of which are available on the Company’s website (see Item 1, Business - Available Information).

Trademarks, Brands, Recipes, and other Intellectual Property

The Company owns trademarks, brands, recipes, and other intellectual property including patents, with a net book value of $903 million as of December 31, 2020. The Company does not consider any segment of its business to be dependent upon any single or group of trademarks, brands, recipes, or other intellectual property.

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

Research and Development

Research and development expense during the year ended December 31, 2020, net of reimbursements of government grants, was $160 million.

The Company’s laboratories and technical innovation centers around the world enhance its ability to interact with customers globally, not only to provide flavors, but also to support the sales of other food ingredients. The 2014 acquisition of Wild Flavors approximately doubled the number of scientists and technicians in research and development. Since that time, additional laboratories have been added, including food & beverages applications laboratories in Fort Collins, Colorado, and Bergamo, Italy as well as expanded laboratories in Decatur, Illinois and Shanghai, China.

The Company expanded its human health and nutrition portfolio in 2017 with the acquisition of a controlling interest in Biopolis SL (Biopolis), a leading provider of probiotics and genomic services. Biopolis provides genomic sequencing capabilities for the Company’s customers as well as for its internal use. Biopolis also has high through-put biological functionality testing capabilities that can be used to discover new probiotics and nutraceuticals. In January 2018, the Company announced a joint development agreement with Vland Biotech to develop and commercialize enzymes for animal feed. In April 2018, the Company opened its new enzyme development laboratory in Davis, California to advance the research and development of feed enzyme as well as enzymes for internal use. In August 2018, the Company further expanded its probiotics business with the acquisition of Probiotics International Limited. With the acquisition of Neovia in early 2019, ADM further expanded its research and development capabilities in Animal Nutrition, globally. In December 2019, the Company opened a new Animal Nutrition Technology Center in Decatur, Illinois, to further expand its animal nutrition capabilities to support customer innovation in pet and aqua food production in North America.
ADM Ventures continues to select high-potential, new product development projects from within its business units. The first internal venture funded project, a new sweetener, has been fully commercialized and is being sold in the United States by ADM’s Carbohydrate Solutions business unit. The team has also launched a new distribution platform for the Company to sell several of its ingredients. ADM Ventures further expanded its equity investments and now has seven promising, early-stage start-up companies in its portfolio including Perfect Day, Nature's Fynd, Geltor, and Air Protein, and is looking at several others in which ADM may choose to invest. These investments also allow for collaboration opportunities for which the team is aggressively pursuing.

Item 1.	BUSINESS (Continued)

The Company is continuing to invest in research to develop a broad range of sustainable materials with an objective to produce key intermediate materials that serve as a platform for producing a variety of sustainable packaging products. Conversion technologies include utilizing expertise in both fermentation and catalysis. The Company’s current portfolio includes products that are in the early development phase and those that are close to pilot plant demonstration. In 2019, the Company announced a joint venture with LG Chem, Ltd. to develop biobased acrylic acid using ingredients from the Company’s corn processing. Acrylic acid is a key element required in the manufacture of superabsorbent polymers used in a range of hygiene products, including diapers. The Company has a memorandum of understanding with P2 Science to evaluate product opportunities in plant-based, renewable chemicals and materials. In October 2020, the Company announced a long-term agreement with Spiber, Inc. (Spiber) to expand the production of Spiber’s innovative brewed protein polymers for use in apparel and other consumer products. The Company also announced in 2020 its plans to collaborate with InnovaFeed on the construction and operation of the world’s largest insect protein production site, collocated with ADM’s corn processing complex in Decatur, Illinois.

Environmental and Social Responsibility

The Company knows that the health of our natural resources is critical to our future, and that its commitments to sustainable practices will result in a stronger ADM and a better world. ADM is committed to meeting its environmental obligations, while pursuing ways to continually improve the Company’s efforts in both protecting the environment and enhancing environmental sustainability.

ADM has a large industrial footprint and believes it is important to reduce greenhouse gas (GHG) emissions related to its business activities and the entire agricultural supply chain. The Company continues to use internal and external resources to identify opportunities and take action to reduce its GHG emissions globally to meet its continued commitment to mitigate the effects of climate change.

In 2012, the Company established the “15x20” plan, in which the Company set as goals per-unit improvements in energy use, GHG emissions, water and waste to landfill by 2020. After meeting those goals ahead of schedule, ADM engaged a leading engineering professional services firm to conduct an in-depth feasibility carbon reduction study to help shape a new set of goals to combat climate change. In 2020, ADM announced new environmental goals, collectively called “Strive 35” – an ambitious plan to, by 2035, reduce absolute GHG emissions by 25 percent, reduce energy intensity by 15 percent, reduce water intensity by 10 percent, and achieve a 90 percent landfill diversion rate, as part of an aggressive plan to continue to reduce the Company’s environmental footprint.

The Company has also committed to develop a global strategy focused on improving community wellbeing in priority watersheds, including water-stressed areas, by 2025.

During the year ended December 31, 2020, the Company spent $52 million specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment.

A number of jurisdictions where the Company has operations have implemented or are in the process of implementing carbon pricing programs or regulations to reduce greenhouse gas emissions including, but not limited to, the U.S., Canada, Mexico, the E.U. and its member states, and China. The Company’s operations located in countries with effective and applicable carbon pricing and regulatory programs currently meet their obligations in this regard with no significant impact on the earnings and competitive position of the Company. It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation, regulations or agreements. Potential consequences of new obligations could include increased energy, transportation, raw material, and administrative costs, and may require the Company to make additional investments in its facilities and equipment.

The United Nations Development Programme created the Sustainable Development Goals (SDG) blueprint as a universal call to action to end poverty, protect the planet, and ensure that all people enjoy peace and prosperity. ADM focuses its efforts toward goals that align with its business objectives and allow the Company to make the greatest contribution towards the achievement of the SDG, specifically Zero Hunger, Clean Water and Sanitation, Decent Work and Economic Growth, Climate Action, and Life On Land.

Item 1.	BUSINESS (Continued)

ADM’s corporate social investment program, ADM Cares, aligns the Company’s corporate giving with its business strategies and sustainability objectives. Through the program, ADM works to sustain and strengthen its commitment to communities where ADM colleagues work, live, and operate by directing funding to initiatives and organizations driving meaningful social, economic, and environmental progress. The ADM Cares team evaluates potential projects submitted for funding to ensure they meet eligibility criteria, such as initiatives that support education, food security and hunger relief, or safe, responsible, and environmentally sound agricultural practices in critical growing regions around the world.

Human Capital and Diversity and Inclusion

ADM’s purpose of unlocking the power of nature to enrich the quality of life highlights the significant role ADM plays within an essential industry and the critical job each employee has within the Company.

ADM has long maintained its Code of Conduct to help the Company achieve the right results, the right way. The code establishes high standards of honesty and integrity for all ADM colleagues and business partners and sets forth specific policies to help ensure that the Company always conducts business fairly and ethically everywhere it operates.

The Company’s culture is focused on Integrity, Performance, Innovation, and Inclusion. ADM is a truly global company of approximately 39,000 employees working together to achieve extraordinary results. Talented colleagues can be found in a wide variety of roles – from front-line production workers, supply chain experts who deliver to customers all over the world, engineering teams who continuously improve the Company's operations, sales and commercial teams who work closely with customers, finance professionals, and so many more. ADM continues to develop its workforce to remain relevant and deliver on the Company’s growth aspirations with a strong focus on sustainability.

The following tables set forth information about the Company’s employees as of December 31, 2020.

Number of Employees by Contract and Region

	Salaried	Hourly	Part-Time/ Seasonal	Total
North America	8,196	10,227	270	18,693
EMEA	4,586	4,847	564	9,997
South America	2,543	4,476	659	7,678
Asia Pacific	1,648	717	12	2,377
Central America/Caribbean	190	145	8	343
Total	17,163	20,412	1,513	39,088

Number of Employees by Type and Gender

	Male	%	Female	%	Total	%
Full-time	29,538	79%	8,037	21%	37,575	100%
Part-time	689	46%	824	54%	1,513	100%
Total	30,227	77%	8,861	23%	39,088	100%

Percentage of Employees by Level and Gender

	Percentage
	2020			2019
	Male	Female	Total	Male	Female	Total
Executive Council	72%	28%	100%	87%	13%	100%
Senior Leadership	73%	27%	100%	74%	26%	100%
Salaried Colleagues	64%	36%	100%	65%	35%	100%

Item 1.	BUSINESS (Continued)

Part of ADM’s vision is to continuously strengthen its culture with a diverse and inclusive workforce where all colleagues feel they belong and make meaningful contributions to the success of each other and the Company. ADM brings together colleagues with many different backgrounds, perspectives, and experiences. These global teams drive innovative thinking, creating growth opportunities through diversity of thought. The Company’s comprehensive diversity and inclusion strategy includes four focus areas: Leadership Engagement & Communication, Recruitment, Advancement & Retention, and Networks & Sponsorships. ADM has made a commitment through Paradigm for Parity to achieve gender parity in its senior leadership team by 2030. Since making this commitment in 2018, the Company has improved its gender diversity from 21% to currently 27%. ADM is proud of its achievements to date, and the Company will continue to strengthen diversity within middle management and entry-level hiring so the progress at the senior leadership level is sustainable over the long-term. This is a key cultural strategic priority that will continue to strengthen our ability to innovate and drive profitable growth. At the industry level, ADM has been a key partner in the establishment of Together We Grow, a consortium of agricultural industry leaders united in a shared belief that American agriculture’s best days are yet to come. Emphasizing diversity and inclusion, Together We Grow works to build a modern workforce with the skills, experience, and capabilities needed to keep pace with the growing world.

The Company believes diversity and inclusion are key business priorities that will enable ADM to continue innovating, driving growth through customer focus, and delivering outstanding performance for shareholders.

Compensation and Benefits

ADM offers market-competitive pay, benefits, and services that help meet the needs of its employees. The Company’s global rewards package includes base pay, short-term incentive plans, long-term equity grants, paid time-off, employee assistance programs, and benefits that meet the country-specific competitive markets in which ADM operates. ADM’s global bonus plan has clearly defined metrics and objectives which are the same for all eligible employees – creating a strong team spirit and fostering collaboration among colleagues.

Employee Development

All ADM employees participate annually in training and development that further increases knowledge, skills, and awareness on current and important topics. In addition, ADM offers many voluntary training opportunities that have largely moved to virtual and on-demand learning.

ADM prides itself in offering career opportunities that include global assignments for its high potential talent, internal career growth for those who wish to learn more, and experiential learning through projects, mentorships, and on-the-job development.

ADM’s annual voluntary employee turnover rate in 2020 of 7.9% was down from the turnover rate in 2019 of 9.5%, which excluded turnover related to the enhanced early retirement offer in 2019.

	December 31, 2020	December 31, 2019
Average Years of Service	8.4	7.5
Annual Voluntary Attrition	7.9%	9.5%

Workplace Safety

ADM is committed to providing a safe working environment for all of its employees and contractors. For the last several years, the Company has been on a journey to a goal of zero injuries – building a safety culture so everyone will go home safely to their families and the things that are most important to them.

After almost two years without a fatality, ADM lost five colleagues in 2020. While the Company has made enormous progress in recent years, it continues to take steps to further enhance the safety of its workplaces and maintains a goal of zero fatalities.

In 2020, more than 80% of ADM’s sites completed the year without recordable injuries, and more than 90% without lost workday injuries. The Company’s Total Recordable Incident Rate increased from 0.72 in 2019 to 0.77 in 2020 while its Lost Workday Incident Rate increased from 0.16 in 2019 to 0.17 in 2020.

Item 1.	BUSINESS (Continued)

In late 2019, ADM restructured its environmental, health, and safety organization to address areas of opportunity which resulted in an enhanced focus on transportation and maritime safety. The Company also launched two efforts to address occupational safety:
–A cross-functional safety culture team to drive improvement through simplification with an initial focus on higher-risk activities.
–A coaching and mentoring program to provide leadership engagement and targeted performance improvement plans at underachieving facilities.

Through these actions, ADM aims to achieve continuous improvement in 2021, including a 10% reduction in injuries compared to 2020.

Available Information

The Company’s website is http://www.adm.com.  ADM’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; directors’ and officers’ Forms 3, 4, and 5; and amendments to those reports, if any, are available, free of charge, through its website, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (SEC).

The Company’s Code of Conduct, Corporate Governance Guidelines, and the written charters of the Audit, Compensation/Succession, Nominating/Corporate Governance, Sustainability and Corporate Responsibility, and Executive Committees are also available through its website.

References to the Company’s website address in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website.  Therefore, such information should not be considered part of this report.

The SEC maintains a website which contains reports, proxy and information statements, and other information regarding issuers that file information electronically with the SEC.  The SEC’s website is http://www.sec.gov.

Item 1A.	RISK FACTORS

The Company faces risks in the normal course of business as it executes its strategy while demonstrating strong corporate responsibility. Global, regional, and local events could have an adverse impact on its reputation, operations, and financial performance.

Management directs a Company-wide Enterprise Risk Management (ERM) Program, with oversight from the Company’s Board of Directors. The Company’s Audit Committee has the delegated risk management oversight responsibility and receives updates on the risk management processes and key risk factors on a quarterly basis.

The Company, through its business unit, functional, and corporate teams, continually updates, assesses, monitors, and mitigates these and other business and compliance risks in accordance with the ERM Program as monitored by the ERM Program team and Chief Risk Officer.

The risk factors that follow are the main risks that the ERM Program focuses on to protect and enhance shareholder value and promote socially responsible behaviors through intentional risk mitigation plans based on management-defined risk limits. The areas of risk mitigation emphasis include operational efficiencies, cyber threat prevention, strategy, environmental, social, and governance solutions, economic factors, and food safety.

Item 1A.	RISK FACTORS (Continued)

Global Operations Risks

The Company faces risks related to health epidemics, pandemics, and similar outbreaks.

ADM is monitoring the novel coronavirus (COVID-19) global pandemic and taking steps to mitigate the potential risks posed by its spread, including working with its customers, employees, suppliers, local communities, and other stakeholders. COVID-19 or other health epidemics, pandemics, or similar outbreaks could impact the Company’s operations if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, lockdowns, government actions, facility closures, or other restrictions. Additionally, third party service providers, suppliers, joint ventures, customers, and other business partners may not be able fulfill their commitments creating additional disruptions for the Company. In such circumstances, ADM may be unable to perform fully on its contractual obligations, critical global supply chain and logistical networks may be affected, and costs and working capital may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, demand for certain products that ADM produces, particularly biofuels and ingredients that go into food and beverages that support the food services channels, may be materially impacted from a prolonged outbreak of COVID-19 or significant local resurgences of the virus, leading to additional government-imposed lockdowns, quarantines, or other restrictions. The Company cannot at this time predict the impact of the COVID-19 pandemic on its future financial or operational results, but the impact could potentially be material over time.

The Company’s information technology (IT) systems, processes, and sites may suffer interruptions, security breaches, or failures which may affect the Company’s ability to conduct its business.

The Company’s operations rely on certain key IT systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information, and services for internal and external users.  These interactions include, but are not limited to: ordering and managing materials from suppliers; risk management activities; converting raw materials to finished products; inventory management; shipping products to customers; processing transactions; summarizing and reporting financial results of operations; human resources benefits and payroll management; and complying with regulatory, legal or tax requirements.  The Company is implementing a new enterprise resource planning (ERP) system and integrating with various third party service providers on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. This will help the Company in mitigating the risk of instability in aging legacy systems and manual processes. Increased IT security and social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s third party data. The Company is subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Compliance with and interpretation of various data privacy regulations continue to evolve and any violation could subject the Company to legal claims, regulatory penalties, and damage to its reputation. The Company has put in place security measures to prevent, detect, and mitigate cyber-based attacks, and has instituted control procedures for cybersecurity incident responses and disaster recovery plans for its critical systems. In addition, the Company monitors this risk on an ongoing basis to detect and correct any breaches, and reports metrics on the quality of the Company’s data security efforts and control environment to the highest level of management and to the Board of Directors. However, if the Company’s IT systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s disaster recovery plans do not effectively mitigate the risks on a timely basis, the Company may suffer significant interruptions in its ability to manage its operations, loss of valuable data, actual or threatened legal actions, and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

Item 1A.	RISK FACTORS (Continued)

The Company is exposed to potential business disruption including, but not limited to, disruption of transportation services, disruption in the supply of non-commodity raw materials used in its processing operations, and other impacts resulting from acts of terrorism or war, natural disasters, pandemics, severe weather conditions, and accidents which could adversely affect the Company’s operating results.

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

The assets and operations of the Company could be subject to extensive property damage and business disruption from various events which include, but are not limited to, acts of terrorism (for example, purposeful adulteration of the Company’s products), war, natural disasters, pandemics, severe weather conditions, accidents, explosions, and fires. The Company is continuing to enhance and deploy additional food safety and security procedures and controls to appropriately mitigate the risks of any adulteration of the Company’s products in the supply chain and finished products in production and distribution networks. In addition, the Company conforms to management systems, such as International Organization for Standardization (ISO) or other recognized global standards.

The Company’s risk management strategies may not be effective.

The Company has a Chief Risk Officer who oversees the ERM Program and regularly reports to the Board of Directors on the myriad of risks facing the Company and the Company’s strategies for mitigating those risks. The Company’s business is affected by fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, foreign currency exchange rates, and equity markets.  The Company monitors position limits and counterparty risks and engages in other strategies and controls to manage these risks. The Company regularly reports its aggregate commodity risk exposures to the Board of Directors through the ERM process. The Company has an established commodity merchandising governance process that ensures proper position reporting and monitoring, limits approvals, and executes training on trade compliance, commodity regulatory reporting controls, and other policies. The Company’s risk monitoring efforts may not be successful at detecting a significant risk exposure.  If these controls and strategies are not successful in mitigating the Company’s exposure to these fluctuations, it could adversely affect the Company’s operating results.

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures.

The Company has $4.9 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to governance and management activities.  Net sales to unconsolidated affiliates during the year ended December 31, 2020 were $4.7 billion.  Risks related to these investments may include: the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the partners.  The Company may encounter unanticipated operating issues, financial results, or compliance and reputational risks related to these investments. The Company mitigates this risk using controls and policies related to joint venture formation, governance (including board of directors’ representation), merger and acquisition integration management, and harmonization of joint venture policies with the Company’s policies and controls.

Item 1A.	RISK FACTORS (Continued)

Legal Regulations and Compliance Risks

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results and forward strategy.

The Company does business globally, connecting crops and markets in 200 countries, and is required to comply with laws and regulations administered by the United States federal government as well as state, local, and non-U.S. governmental authorities in numerous areas including: accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, environmental, product safety, and handling and production of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due including questions regarding the timing, amount of deductions, and the allocation of income among various tax jurisdictions. Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative, civil, and criminal remedies, including fines, penalties, disgorgement, injunctions, and recalls of its products, and damage to its reputation.

The production of the Company’s products uses materials that can create emissions of certain regulated substances, including greenhouse gas emissions.  The Company has programs and policies in place (e.g., Corporate Sustainability Program, No-Deforestation Policy, Environmental Policy, Strive 35 environmental goals, etc.) to expand responsible practices while reducing its environmental footprint and to help ensure compliance with laws and regulations. Implementation of these programs and policies sometimes requires the acquisition of technology or capital investments at a cost to the Company. Failure to comply with the laws and regulations can have serious consequences, including civil, administrative, and criminal penalties as well as a negative impact on the Company’s reputation, business, cash flows, and results of operations.

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

Agricultural production and trade flows are subject to government policies, mandates, regulations, and trade agreements, including taxes, tariffs, duties, subsidies, incentives, foreign exchange rates, and import and export restrictions, including policies related to genetically modified organisms, traceability standards, sustainable practices, product safety and labeling, renewable fuels, and low carbon fuel mandates. These policies can influence the planting of certain crops; the location and size of crop production; whether unprocessed or processed commodity products are traded; the volume and types of imports and exports; the availability and competitiveness of feedstocks as raw materials; the viability and volume of production of certain of the Company’s products; and industry profitability.  For example, changes in government policies or regulations of ethanol and biodiesel including, but not limited to, changes in the Renewable Fuel Standard program under the Energy Independence and Security Act of 2007 in the United States, including the treatment of small refinery exemptions, can have an impact on the Company’s operating results.  International trade regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Regulations of financial markets and instruments, including the Dodd-Frank Act, Consumer Protection Act, and the European Market Infrastructure Regulation, create uncertainty and may lead to additional risks and costs, and could adversely affect the Company’s futures commission merchant business and its agricultural commodity risk management practices. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; adversely affect the Company’s ability to deploy adequate hedging programs; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

Item 1A.	RISK FACTORS (Continued)

The Company’s operating results could be affected by political instability and by changes in monetary, fiscal, trade, and environmental policies, laws, regulations, and acquisition approvals, creating risks including, but not limited to: changes in a country’s or region’s economic or political conditions (e.g. Brexit), local labor conditions and regulations, and safety and environmental regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; restrictions on currency exchange activities; currency exchange fluctuations; burdensome taxes and tariffs; enforceability of legal agreements and judgments; adverse tax, administrative agency or judicial outcomes; and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets. There has been a recent increase in populism and nationalism in various countries around the world and the concept and benefits of free trade are being challenged. The Company has benefited from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Increases in tariff and restrictive trade activities around the world (e.g., the U.S.-China trade relations dispute, Iran sanctions) could negatively impact the Company’s ability to enter certain markets or the price of products may become less competitive in those markets.

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

Credit and Liquidity Risk - The Company’s business is capital-intensive in nature and the Company relies on cash generated from its operations and external financing to fund its growth and ongoing capital needs.  Limitations on access to external financing could adversely affect the Company’s operating results.

The Company requires significant capital, including continuing access to credit markets, to operate its current business and fund its growth strategy.  The Company’s working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets, and other facilities to keep pace with competitive developments, technological advances, regulations, and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  Access to credit markets and pricing of the Company’s capital is dependent upon maintaining sufficient credit ratings from credit rating agencies.  Sufficient credit ratings allow the Company to access cost competitive tier one commercial paper markets. If the Company is unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected.  If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict the Company’s current operations and its growth opportunities. The Company manages this risk with constant monitoring of credit/liquidity metrics, cash forecasting, and routine communications with credit rating agencies regarding risk management practices.

LIBOR (London Interbank Offered rate) has been the subject of recent proposals for international reform and it is anticipated LIBOR will be discontinued or modified by June 2023. The Company’s variable rate debt, credit facilities, certain derivative agreements, and commercial agreements may use LIBOR as a benchmark for establishing interest rates. While it is not possible to predict the consequences of discontinuation or modification of LIBOR at this time, the Company’s financing costs could be adversely or positively impacted. Although the Company does not expect that a transition from LIBOR will have a material adverse impact on its financing costs, the Company continues to monitor developments.

Item 1A.	RISK FACTORS (Continued)

Business Environment and Competition Risks

The availability and prices of the agricultural commodities and agricultural commodity products the Company procures, transports, stores, processes, and merchandises can be affected by climate change, weather conditions, disease, government programs, competition, and various other factors beyond the Company’s control and could adversely affect the Company’s operating results.

The availability and prices of agricultural commodities are subject to wide fluctuations, including impacts from factors outside the Company’s control such as changes in weather conditions, climate change, rising sea levels, crop disease, plantings, government programs and policies, competition, and changes in global demand, which could adversely affect the Company’s operating results.  The Company uses a global network of procurement, processing, and transportation assets, as well as robust communications between global commodity merchandiser teams, to continually assess price and basis opportunities. Management-established limits (including a corporate wide value-at-risk metric), with robust internal reporting, help to manage risks in pursuit of driving performance. Additionally, the Company depends globally on agricultural producers to ensure an adequate supply of the agricultural commodities.

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

Advances in technology, such as seed and crop protection, farming techniques, storage and logistics, and speed of information flow, may reduce the significance of dislocations and arbitrage opportunities in the agricultural global markets, which may reduce the earnings potential of agricultural merchandisers and processors.

Fluctuations in energy prices could adversely affect the Company’s operating results.

The Company’s operating costs and the selling prices of certain finished products are sensitive to changes in energy prices.  The Company’s processing plants are powered principally by electricity, natural gas, and coal.  The Company’s transportation operations are dependent upon diesel fuel and other petroleum-based products.  Significant increases in the cost of these items, including any consequences of regulation or taxation of greenhouse gases, could adversely affect the Company’s production costs and operating results. The Company continues to use internal and external resources to identify opportunities and take action to reduce its energy intensity globally to meet its continued commitment to mitigate the effects of climate change.

Item 1A.	RISK FACTORS (Continued)

The Company has significant competition in the markets in which it operates.

The Company faces significant competition in each of its businesses and has numerous competitors, who can be different depending upon each of the business segments in which it participates.  The Company competes for the acquisition of inputs such as raw materials, transportation services, and other materials and supplies, as well as for workforce and talent. Competition impacts the Company’s ability to generate and increase its gross profit as a result of the following factors:  Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring idled capacity on-line, build new production capacity or execute aggressive consolidation; many of the products bought and sold by the Company are global commodities or are derived from global commodities that are highly price competitive and, in many cases, subject to substitution; significant changes in exchange rates of foreign currencies versus the U.S. dollar, particularly the currencies of major crop growing countries, could also make goods and products of these countries more competitive than U.S. products; improved yields in different crop growing regions may reduce the reliance on origination territories in which the Company has a significant presence; and continued merger and acquisition activities resulting in further consolidations could result in greater cost competitiveness and global scale of certain players in the industry, especially when acquirers are state-owned and/or backed by public funds and have profit and return objectives that may differ from publicly traded enterprises. To compete effectively, the Company focuses on safely improving efficiency in its production and distribution operations, developing and maintaining appropriate market presence, maintaining a high level of product safety and quality, supporting socially responsible and sustainable practices, promoting environmental responsibility, and working with customers to develop new products and tailored solutions.

In the case of the nutrition business, while maintaining efficient and cost-effective operations are important, the ability to drive innovation and develop quality nutritional and wellness solutions for human and animal needs are key factors to remain competitive in the nutrition market.

The Company is subject to economic downturns and regional economic volatilities, which could adversely affect the Company’s operating results.

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 45 percent of the Company’s processing plants and 61 percent of its procurement facilities are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, and Brazil) and emerging market areas. One of the Company’s strategies is to expand the global reach of its core model, which may include expanding or developing its business in emerging market areas. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, epidemic outbreaks and economic recovery, limitations or regulations affecting trade flows, local currency concerns, and other economic and political instability.  Political fiscal instability could generate intrusive regulations in emerging markets, potentially creating unanticipated assessments of taxes, fees, increased risks of corruption, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies, although the nature of many of the Company’s products (i.e. food and feed ingredients) is less sensitive to demand reductions in any economic downcycles. The Company mitigates this risk in many ways, including country risk and exposure analysis, government relations and tax compliance activities, and robust ethics compliance training requirements.

Item 1A.	RISK FACTORS (Continued)

The Company may fail to realize the benefits of or experience delays in the execution of its growth strategy, which encompasses organic and inorganic initiatives, including those outside the U.S. and in businesses where the Company does not currently have a large presence.

As the Company executes its growth strategy, through both organic and inorganic growth, it may encounter risks which could result in increased costs, decreased revenues, and delayed synergies. Growth in new geographies outside the U.S. can expose the Company to volatile economic, political, and regulatory risks that may negatively impact its operations and ability to achieve its growth strategy. Expanding businesses where the Company has limited presence may expose the Company to risks related to the inability to identify an appropriate partner or target and favorable terms, inability to retain/hire strategic talent, or integration risks that may require significant management resources that would have otherwise been available for ongoing growth or operational initiatives. Acquisitions may involve unanticipated delays, costs, and other problems. Due diligence performed prior to an acquisition may not identify a material liability or issue that could impact the Company's reputation or adversely affect results of operations resulting in a reduction of the anticipated acquisition benefits. Additionally, acquisitions may involve integration risks such as: internal control effectiveness, system integration risks, the risk of impairment charges related to goodwill and other intangibles, ability to retain acquired employees, and other unanticipated risks.

The Company is subject to industry-specific risks which could adversely affect the Company’s operating results.

The Company is subject to industry-specific risks which include, but are not limited to, product safety and quality; launch of new products by other industries that can replace the functionalities of the Company’s production; shifting consumer preferences; federal, state, and local regulations on manufacturing or labeling; socially acceptable and sustainable farming practices; environmental, health, and safety regulations; and customer product liability claims.  The liability which could result from certain of these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by the Company.  The Company has a particularly strong capability and culture around occupational health and safety and food safety; however, risks to the Company’s reputation may exist due to potential negative publicity caused by product liability, food safety, occupational health and safety, workforce diversity, and environmental matters.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company owns or leases, under operating leases, the following processing plants and procurement facilities:

	Processing Plants			Procurement Facilities
	Owned	Leased	Total	Owned	Leased	Total
U.S.	140	4	144	225	47	272
International	157	20	177	83	94	177
	297	24	321	308	141	449

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 170 warehouses and terminals primarily used as bulk storage facilities and has 61 innovation centers. Warehouses, terminals, corporate, and sales offices are not included in the tables above. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are also not included in the tables above.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to its customers around the world, the Company owns approximately 1,800 barges, 11,500 rail cars, 350 trucks, 1,300 trailers, 110 boats, and 3 oceangoing vessels; and leases, under operating leases, approximately 780 barges, 16,700 rail cars, 330 trucks, 330 trailers, 44 boats, and 29 oceangoing vessels.

Item 2.	PROPERTIES (Continued)

	Ag Services and Oilseeds Processing Facilities
	Owned				Leased
			Refined				Refined
	Ag		Products		Ag		Products
	Services	Crushing	and Other	Total	Services	Crushing	and Other	Total
North America
U.S.*	1	25	27	53	—	—	2	2
Canada	—	3	4	7	—	—	—	—
Mexico	—	1	—	1	—	—	—	—
Total	1	29	31	61	—	—	2	2
Daily capacity
Metric tons (in 1,000’s)	1	60	21	82	—	—	—	—
South America
Argentina	—	—	1	1	—	—	—	—
Brazil	—	7	12	19	—	1	—	1
Paraguay	—	1	—	1	—	—	—	—
Peru	—	—	1	1	—	—	—	—
Total	—	8	14	22	—	1	—	1
Daily capacity
Metric tons (in 1,000’s)	—	19	6	25	—	1	—	1
Europe
Belgium	—	—	1	1	—	—	—	—
Czech Republic	—	1	1	2	—	—	—	—
Germany	—	4	8	12	—	—	—	—
Netherlands	—	1	1	2	—	—	—	—
Poland	—	2	5	7	—	—	—	—
Ukraine	—	1	—	1	—	—	—	—
United Kingdom	—	1	3	4	—	—	—	—
Total	—	10	19	29	—	—	—	—
Daily capacity
Metric tons (in 1,000’s)	—	36	12	48	—	—	—	—
Australia
Australia	—	—	—	—	1	—	—	1
Total	—	—	—	—	1	—	—	1
Daily capacity
Metric tons (in 1,000’s)	—	—	—	—	—	—	—	—
Asia
India	—	—	2	2	—	—	1	1
Total	—	—	2	2	—	—	1	1
Daily capacity
Metric tons (in 1,000’s)	—	—	1	1	—	—	1	1
Grand Total	1	47	66	114	1	1	3	5
Total daily capacity
Metric tons (in 1,000’s)	1	115	40	156	—	1	1	2

*The U.S. processing plants are located in Alabama, California, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Carolina, Tennessee, and Texas.

Item 2.	PROPERTIES (Continued)

	Ag Services and Oilseeds Procurement Facilities
	Owned				Leased
			Refined				Refined
	Ag		Products		Ag		Products
	Services	Crushing	and Other	Total	Services	Crushing	and Other	Total
North America
U.S.*	136	5	55	196	12	—	34	46
Canada	2	2	—	4	—	—	—	—
Dominican Republic	1	—	—	1	—	—	—	—
Mexico	—	1	—	1	—	—	—	—
Total	139	8	55	202	12	—	34	46
Storage capacity
Metric tons (in 1,000’s)	11,199	154	893	12,246	396	—	196	592
South America
Argentina	3	—	—	3	—	—	—	—
Brazil	37	2	—	39	2	—	—	2
Colombia	—	—	—	—	8	—	—	8
Ecuador	—	—	—	—	2	—	—	2
Paraguay	12	—	—	12	—	—	—	—
Uruguay	1	—	—	1	—	—	—	—
Total	53	2	—	55	12	—	—	12
Storage capacity
Metric tons (in 1,000’s)	2,374	74	—	2,448	409	—	—	409
Europe
Bulgaria	—	—	—	—	2	—	—	2
Germany	1	—	—	1	—	—	—	—
Hungary	—	—	—	—	7	—	—	7
Ireland	—	—	—	—	1	—	—	1
Netherlands	—	1	—	1	1	—	—	1
Poland	—	3	1	4	1	3	—	4
Romania	9	—	—	9	1	—	—	1
Russian Federation	—	—	—	—	14	—	—	14
Spain	—	—	—	—	4	—	—	4
Ukraine	4	—	—	4	6	—	—	6
United Kingdom	—	1	2	3	—	—	—	—
Total	14	5	3	22	37	3	—	40
Storage capacity
Metric tons (in 1,000’s)	1,123	211	—	1,334	343	10	—	353
Asia
China	—	—	—	—	2	—	1	3
Korea	—	—	—	—	1	—	—	1
India	—	—	—	—	1	50	—	51
Total	—	—	—	—	4	50	1	55
Storage capacity
Metric tons (in 1,000’s)	—	—	—	—	60	80	35	175

Item 2.	PROPERTIES (Continued)

	Ag Services and Oilseeds Procurement Facilities
	Owned				Leased
			Refined				Refined
	Ag		Products		Ag		Products
	Services	Crushing	and Other	Total	Services	Crushing	and Other	Total
Africa
Egypt	—	—	—	—	1	—	—	1
Total	—	—	—	—	1	—	—	1
Storage capacity
Metric tons (in 1,000’s)	—	—	—	—	30	—	—	30
Grand Total	206	15	58	279	66	53	35	154
Total storage capacity
Metric tons (in 1,000’s)	14,696	439	893	16,028	1,238	90	231	1,559

*The U.S. procurement facilities are located in Alabama, Arkansas, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, and Wisconsin.

Item 2.	PROPERTIES (Continued)

	Carbohydrate Solutions Processing Plants
	Owned				Leased
	Starches & Sweeteners	VCP		Total	Starches & Sweeteners
North America
U.S.*	35	3		38	—
Canada	8	—		8	—
Barbados	1	—		1	—
Belize	1	—		1	—
Grenada	1	—		1	—
Jamaica	1	—		1	—
Total	47	3		50	—
Daily capacity
Metric tons (in 1,000’s)	77	24		101	—
Europe

Bulgaria	1	—		1	—
France	2	—		2	—
Turkey	1	—		1	—
United Kingdom	3	—		3	4
Total	7	—		7	4
Daily capacity
Metric tons (in 1,000’s)	5	—		5	1
Asia
China	1	—		1	—
Total	1	—		1	—
Daily capacity
Metric tons (in 1,000’s)	—	—		—	—
Africa
Morocco	1	—		1	—
Total	1	—		1	—
Daily capacity
Metric tons (in 1,000’s)	—	—		—	—
Grand Total	56	3		59	4
Total daily capacity
Metric tons (in 1,000’s)	82	24	1	106	1

*The U.S. processing plants are located in California, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Washington and Wisconsin.

1 Includes 16,000 metric tons in temporarily idled daily capacity.

Item 2.	PROPERTIES (Continued)

	Carbohydrate Solutions Procurement Facilities
	Owned			Leased
	Starches & Sweeteners	VCP	Total	Starches & Sweeteners	VCP	Total
North America
U.S.*	5	—	5	—	—	—
Total	5	—	5	—	—	—
Storage capacity
Metric tons (in 1,000’s)	381	—	381	—	—	—
Grand Total	5	—	5	—	—	—
Total storage capacity
Metric tons (in 1,000’s)	381	—	381	—	—	—

*The U.S. procurement facilities are located in Iowa and Minnesota.

	Nutrition Processing Plants
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition	Animal Nutrition	Total
North America
U.S.*	25	24	49	1	1	2
Canada	1	4	5	—	—	—
Mexico	—	10	10	—	—	—
Puerto Rico	—	2	2	—	—	—
Trinidad & Tobago	—	1	1	—	—	—
Total	26	41	67	1	1	2
Daily capacity
Metric tons (in 1,000’s)	83	7	90	—	—	—
South America
Brazil	1	10	11	1	2	3
Colombia	—	1	1	—	—	—
Ecuador	—	1	1	—	—	—
Total	1	12	13	1	2	3
Daily capacity
Metric tons (in 1,000’s)	—	4	4	—	—	—
Grand Total	27	53	80	2	3	5
Total daily capacity
Metric tons (in 1,000’s)	83	11	94	—	—	—

Item 2.	PROPERTIES (Continued)

	Nutrition Processing Plants
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition	Animal Nutrition	Total
Europe
Belgium	—	1	1	—	—	—
Germany	4	—	4	1	—	1
France	1	11	12	—	1	1
Italy	—	1	1	—	—	—
Netherlands	—	1	1	1	—	1
Poland	1	1	2	—	—	—
Portugal	—	1	1	—	—	—
Spain	3	1	4	—	—	—
Switzerland	—	1	1	—	—	—
Turkey	—	—	—	1	—	1
United Kingdom	1	—	1	—	—	—
Total	10	18	28	3	1	4
Daily capacity
Metric tons (in 1,000’s)	4	8	12	1	—	1
Africa
Algeria	—	1	1	—	—	—
Madagascar	2	—	2	—	—	—
Nigeria	—	1	1	—	—	—
South Africa	—	1	1	—	1	1
Total	2	3	5	—	1	1
Daily capacity
Metric tons (in 1,000’s)	—	—	—	—	—	—
Asia
China	—	6	6	1	1	2
India	—	1	1	1	—	1
Philippines	—	—	—	—	2	2
Vietnam	—	4	4	—	—	—
Total	—	11	11	2	3	5
Daily capacity
Metric tons (in 1,000’s)	—	3	3	2	10	12
Grand Total	39	85	124	7	8	15
Total daily capacity
Metric tons (in 1,000’s)	87	22	109	3	10	13

*The U.S. processing plants are located in Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, New Jersey, North Dakota, Ohio, Pennsylvania, Texas, and Washington.

Item 2.	PROPERTIES (Continued)

	Nutrition Procurement Facilities
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition
North America
U.S.*	22	2	24	1
Total	22	2	24	1
Storage capacity
Metric tons (in 1,000’s)	335	—	335	2
Grand Total	22	2	24	1
Total storage capacity
Metric tons (in 1,000’s)	335	—	335	2

*The U.S. procurement facilities are located in California, Idaho, Kentucky, Michigan, Minnesota, Missouri, North Dakota, and Wyoming.

Item 3.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 in Item 8 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice. See Note 20 in Item 8 for information on the Company’s legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market

The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “ADM”.

The number of registered stockholders of the Company’s common stock at December 31, 2020, was 8,858.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2020 to October 31, 2020	20,899	$49.737	24	104,855,025
November 1, 2020 to November 30, 2020	347,835	48.202	347,816	104,507,209
December 1, 2020 to December 31, 2020	775	49.584	197	104,507,012
Total	369,509	$48.292	348,037	104,507,012

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced stock repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2020, there were 21,472 shares received as payments for the exercise price of stock option exercises and withholding taxes on vested restricted stock awards.

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

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on December 31, 2015 and assumes all dividends have been reinvested through December 31, 2020.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples Index

$225
$200
$175
$150
$125
$100
$75
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
ADM
S&P 500
S&P Consumer Staples

Index Data: Copyright© Standard and Poor’s, Inc.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data
(In millions, except ratio and per share data)

	Years Ended
	December 31
	2020	2019	2018	2017	2016

Revenues	$64,355	$64,656	$64,341	$60,828	$62,346
Depreciation	803	827	812	802	787
Net earnings attributable to controlling interests	1,772	1,379	1,810	1,595	1,279
Basic earnings per common share	3.16	2.45	3.21	2.80	2.18
Diluted earnings per common share	3.15	2.44	3.19	2.79	2.16
Cash dividends	809	789	758	730	701
Per common share	1.44	1.40	1.34	1.28	1.20
Working capital	9,104	7,613	8,812	7,355	7,872
Current ratio	1.5	1.6	1.7	1.6	1.6
Inventories	11,713	9,170	8,813	9,173	8,831
Net property, plant, and equipment	9,951	10,106	9,953	10,138	9,758
Gross additions to property, plant, and equipment	817	817	845	1,100	882
Total assets	49,719	43,997	40,833	39,963	39,769
Long-term debt, excluding current maturities	7,885	7,672	7,698	6,623	6,504
Shareholders’ equity	20,022	19,225	18,996	18,322	17,181
Per common share	36.01	34.52	33.98	32.89	29.98
Weighted average shares outstanding-basic	561	563	564	569	588
Weighted average shares outstanding-diluted	563	565	567	572	591

Significant items affecting the comparability of the financial data shown above are as follows:

•Net earnings attributable to controlling interests for the year ended December 31, 2020 included a credit of $91 million ($69 million after tax, equal to $0.12 per share) related to the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020; gains of $90 million ($80 million after tax, equal to $0.14 per share) primarily related to the sale of a portion of the Company’s shares in Wilmar and certain other assets; charges of $92 million ($69 million after tax, equal to $0.12 per share) related to the impairment of certain assets, restructuring, and settlement; charges of $409 million ($310 million after tax, equal to $0.55 per share) related to the early repurchase of certain of the Company’s debentures; charges of $17 million ($17 million after tax, equal to $0.03 per share) related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020; expenses of $4 million ($3 million after tax, equal to $0.01 per share) related to a target acquisition; and a net tax benefit adjustment related to certain discrete items totaling $3 million (equal to $0.01 per share).

•Net earnings attributable to controlling interests for the year ended December 31, 2019 included a net loss of $89 million ($124 million after tax, equal to $0.22 per share) related to the loss on sale of an equity investment partially offset by gains on sale of certain assets and a step-up gain on an equity investment; charges of $305 million ($249 million after tax, equal to $0.44 per share) consisting of restructuring and pension settlement and remeasurement charges primarily related to early retirement and reorganization initiatives in Corporate and impairments related to certain long-lived assets; expenses of $17 million ($11 million after tax, equal to $0.02 per share) primarily related to the Neovia acquisition; and tax expense adjustments related to certain discrete items totaling $39 million (equal to $0.07 per share).

Item 6.	SELECTED FINANCIAL DATA (Continued)

•Net earnings attributable to controlling interests for the year ended December 31, 2018 included net gains totaling $13 million ($13 million after tax, equal to $0.02 per share) related to the sale of businesses and assets; charges of $292 million ($226 million after tax, equal to $0.40 per share) consisting of a non-cash pension settlement charge related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain retirees under the Company's ADM Retirement Plan, charges related to a discontinued software project, a long-term receivable, an equity investment, certain long-lived assets, and several individually insignificant asset impairment charges, restructuring charges in Corporate primarily related to the reorganization of IT services and several individually insignificant restructuring charges, and other settlement charges; charges of $8 million ($6 million after tax, equal to $0.01 per share) related to acquisition expenses and net losses on foreign currency derivative contracts to economically hedge certain acquisitions; and net tax benefits due to changes in the provisional transition tax amount related to the enactment of the Tax Cuts and Jobs Act and certain discrete items totaling $33 million (equal to $0.06 per share).

•Net earnings attributable to controlling interests for the year ended December 31, 2017 included gains totaling $22 million ($10 million after tax loss, equal to $0.02 per share) primarily related to the sale of the crop risk services business partially offset by an adjustment of the proceeds of the 2015 sale of the cocoa business; charges of $214 million ($144 million after tax, equal to $0.25 per share) consisting of asset impairments related to the reconfiguration of the Company’s Peoria, Illinois ethanol complex, restructuring charges related to the reduction of certain positions within the Company’s global workforce, several individually insignificant asset impairments and restructuring charges, and provisions for contingent losses related to certain settlement items; a debt extinguishment charge of $11 million ($7 million after tax, equal to $0.01 per share) related to the early redemption of the Company’s $559 million notes due on March 15, 2018; and net tax benefits related to the Tax Cuts and Jobs Act and certain discrete tax adjustments totaling $366 million (equal to $0.64 per share).

•Net earnings attributable to controlling interests for the year ended December 31, 2016 included gains totaling $119 million ($100 million after tax, equal to $0.17 per share) primarily related to recovery of loss provisions and gains related to the sale of the Company’s Brazilian sugar ethanol facilities, realized contingent consideration on the sale of the Company’s equity investment in Gruma S.A. de C.V. in December 2012, and revaluation of the remaining interest to settlement value in conjunction with the acquisition of Amazon Flavors; a gain of $38 million ($24 million after tax, equal to $0.04 per share) related to a U.S. retiree medical benefit plan curtailment; charges of $117 million ($77 million after tax, equal to $0.13 per share) primarily related to legal fees and settlement, impairment of software, investments, and certain long-lived assets; a $10 million ($8 million after tax, equal to $0.02 per share) loss on sale of individually immaterial assets; and certain discrete tax adjustments totaling $24 million (equal to $0.04 per share) related to valuation allowances, deferred tax re-rates, and changes in assertion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

ADM is a global leader in human and animal nutrition and one of the world’s premier agricultural origination and processing companies. It is one of the world’s leading producers of ingredients for human and animal nutrition, and other products made from nature. The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in 200 countries.  The Company also processes corn, oilseeds, and wheat into products for food, animal feed, chemical and energy uses.  The Company also engages in the manufacturing, sale, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

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

The Company’s recent significant portfolio actions and announcements include:

•the acquisition in January 2020 of Yerbalatina, a natural plant-based extracts and ingredients manufacturer in Brazil;
•the temporary idling in April 2020 of ethanol production at the corn dry mill facilities in Cedar Rapids, Iowa, and Columbus, Nebraska due to reduced demand. To better align production with current demand, the Company has also reduced the ethanol grind at its corn wet mill plants and rebalanced grind to produce more industrial alcohol for the sanitizer market and industrial starches for the container board market;
•the announcements in March and May 2020 of new goals to, by 2035, reduce the Company’s absolute greenhouse gas emissions by 25%, energy intensity by 15%, and water intensity by 10%, and achieve a 90% landfill diversion rate;
•the announcement in July 2020 of ADM’s participation as signatory, along with almost one hundred flavor and fragrance companies, to an ambitious new sustainability charter seeking to improve sustainability across the two industries;
•the sale in August 2020 of a portion of the Company’s shares in Wilmar and the issuance of $300 million aggregate principal amount of zero-coupon bonds, exchangeable into Wilmar shares;
•the repurchase and redemption in September 2020 of $1.2 billion aggregate principal amount of debentures and notes;
•the announcement in October 2020 of an agreement with Spiber Inc. (Spiber) to expand the production of Spiber’s innovative Brewed Protein™ polymers for use in apparel and other consumer products;
•the announcement in October 2020 of the Company’s plan to construct a new, state-of-the-art facility in Valencia, Spain, that will expand its capabilities to meet growing demand for microbiome solutions;
•the launch in October 2020 of PlantPlus Foods, a 30% joint venture with Marfrig, one of the world’s leading beef producers and the world’s largest beef patty producer, that will offer a wide range of finished plant-based food products across North and South America;

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•the announcement in November 2020 of the Company’s investment in the Health for Life Capital Fund II, a leading venture capital fund dedicated to health, nutrition, microbiota, and digital health;
•the announcement in November 2020 of plans to collaborate with InnovaFeed, the world leader in producing premium insect ingredients for animal feed, on the construction and operation of the world’s largest insect protein production site in Decatur, Illinois; and
•the announcement in December 2020 of the end of dry lysine production in early 2021.

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

Market Factors Influencing Operations or Results in the Twelve Months Ended December 31, 2020

The Company is subject to a variety of market factors which affect the Company’s operating results. North American crushing margins were volatile due to slow farmer selling and COVID-19 impacts on demand for meal and oil earlier in 2020, but strengthened in the third quarter due to the increasingly tight soybean stocks in South America. South America saw record origination volumes in the first half of 2020 as it benefited from strong farmer selling in Brazil driven by the devaluation of the Brazilian Real. Record U.S. industry exports in the fourth quarter were driven by strong demand from China and the rest of the world. Demand and margins for biodiesel remained solid in North and South America. Margins for starches and sweeteners and wheat flour remained solid while demand was soft due to the impacts of COVID-19 in the food service sector. Ethanol margins were mixed as U.S. industry ethanol production exceeded demand and inventories remained high early in the year, but improved and stabilized the rest of the year as ADM and many ethanol producers idled some capacity due to the low demand. Nutrition benefited from growing demand for flavors, pet food, feed for livestock, plant-based proteins, edible beans, and probiotics. Lower out-of-home consumption caused by COVID-19 lockdown measures negatively impacted flavors and textured plant-based protein volumes, especially in the food service channel, as well as demand for aqua feed and amino acids. Global demand for amino acids was also negatively impacted by lower livestock counts following an African swine fever outbreak.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net earnings attributable to controlling interests increased 28% or $0.4 billion, to $1.8 billion. Segment operating profit increased 17% or $0.5 billion, to $3.5 billion, and included net income of $7 million consisting of gains on the sale of a portion of the Company’s shares in Wilmar and certain other assets, partially offset by asset impairment, restructuring, and settlement charges. Included in segment operating profit in the prior year was a net charge of $134 million consisting of asset impairment, restructuring, and settlement charges, gains on the sale of certain assets, and a step-up gain on an equity investment. Adjusted segment operating profit increased $0.4 billion to $3.4 billion due primarily to higher results in Ag Services, Vantage Corn Processors, Human and Animal Nutrition, and higher equity earnings from the Wilmar investment, partially offset by lower results in Crushing, Refined Products and Other, and Other Business. Refined Products and Other in the prior year included the $128 million 2018 portion of the two-year retroactive biodiesel tax credits. Corporate results in the current year were a net charge of $1.6 billion included early debt retirement charges of $409 million, a mark-to-market loss of $17 million on the conversion option of the exchangeable bonds issued in August 2020, impairment and restructuring charges of $16 million, acquisition-related expenses of $4 million, gains on the sale of certain assets of $7 million, and a credit of $91 million from the elimination of the last-in, first-out (LIFO) reserve in connection with the accounting change effective January 1, 2020. Corporate results in the prior year were a net charge of $1.4 billion and included restructuring and pension settlement and remeasurement charges of $159 million primarily related to early retirement and reorganization initiatives, a loss on sale of the Company's equity investment in CIP of $101 million, and a charge of $37 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves.

Income taxes of $101 million decreased $108 million. The Company’s effective tax rate for 2020 was 5.4% compared to 13.2% for 2019. The change in rate was due primarily to changes in the geographic mix of earnings, foreign currency remeasurement, and adjustments to previously filed returns. The rates for 2020 and 2019 were also impacted by U.S. tax credits, mainly the railroad maintenance tax credit, which had an offsetting expense in cost of products sold.

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2020 and 2019 are as follows (in metric tons):

(In thousands)	2020	2019	Change
Oilseeds	36,565	36,271	294
Corn	17,885	22,079	(4,194)
Total	54,450	58,350	(3,900)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to local supply and demand conditions. The overall increase in oilseeds is due to increased plant capacity utilization combined with downtime in the prior year due to weather-related issues. The overall decrease in corn processed is primarily related to the temporary idling of two dry mill facilities in the second quarter due to the low ethanol demand. The Company currently expects that the idled facilities will be restarted as demand for ethanol improves within the next 12 months.

Revenues by segment for the years ended December 31, 2020 and 2019 are as follows:

(In millions)	2020	2019	Change
Ag Services and Oilseeds
Ag Services	$32,726	$31,705	$1,021
Crushing	9,593	9,479	114
Refined Products and Other	7,397	7,557	(160)
Total Ag Services and Oilseeds	49,716	48,741	975

Carbohydrate Solutions
Starches and Sweeteners	6,387	6,854	(467)
Vantage Corn Processors	2,085	3,032	(947)
Total Carbohydrate Solutions	8,472	9,886	(1,414)

Nutrition
Human Nutrition	2,812	2,745	67
Animal Nutrition	2,988	2,932	56
Total Nutrition	5,800	5,677	123

Other Business	367	352	15
Total Other Business	367	352	15
Total	$64,355	$64,656	$(301)

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

Revenues decreased $0.3 billion to $64.4 billion due to lower sales volumes ($2.3 billion), partially offset by higher sales prices ($2.0 billion). Lower sales volumes of rice, ethanol, oils, and corn by-products and lower sales prices of biodiesel were partially offset by higher sales volumes of biodiesel and higher sales prices of soybeans, oils, and meal. Ag Services and Oilseeds revenues increased 2% to $49.7 billion due to higher sales prices ($1.9 billion), partially offset by lower sales volumes ($0.9 billion). Carbohydrate Solutions revenues decreased 14% to $8.5 billion due to lower sales volumes ($1.4 billion) primarily due to temporarily idled dry mill facilities. Nutrition revenues increased 2% to $5.8 billion due to higher sales prices ($0.1 billion).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold decreased $0.6 billion to $59.9 billion due principally to lower sales volumes, partially offset by higher commodity prices. Included in cost of products sold in the current year was a credit of $91 million from the effect of the elimination of the LIFO reserve in connection with the accounting change in the current year compared to a charge of $37 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves in the prior year. Manufacturing expenses decreased $0.1 billion to $5.6 billion due principally to lower energy costs and decreased operating supplies, partially offset by increased railroad maintenance expenses.
Foreign currency translation impacts decreased both revenues and cost of products sold by $0.3 billion.

Gross profit increased $0.3 billion or 7%, to $4.5 billion. Higher results in Human and Animal Nutrition ($0.2 billion) and Ag Services ($0.3 billion) were partially offset by lower results in Refined Products and Other ($0.1 billion) and Crushing ($0.1 billion). These factors are explained in the segment operating profit discussion on page 38. In Corporate, the positive period-over-period impact from LIFO of $0.1 billion due to the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 and the changes in agricultural commodity prices on LIFO inventory valuation reserves in the prior period, were offset by the increase in railroad maintenance expenses of $0.1 billion.

Selling, general, and administrative expenses increased 8% to $2.7 billion due principally to higher variable performance related compensation expenses and increased IT and project-related expenses.

Asset impairment, exit, and restructuring costs decreased $223 million to $80 million. Charges in the current year consisted primarily of $47 million of impairments related to certain intangible and other long-lived assets and $17 million of individually insignificant restructuring charges presented as specified items within segment operating profit, $7 million of individually insignificant impairments and $9 million of individually insignificant restructuring charges in Corporate. Prior year charges consisted of impairments of $131 million related to certain facilities, vessels, and other long lived assets and $11 million related to goodwill and other intangible assets presented as specified items within segment operating profit, $159 million of restructuring and pension settlement and remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives, and several individually insignificant restructuring charges presented as specified items within segment operating profit.

Interest expense decreased $63 million to $339 million due to lower interest rates and net interest savings from cross currency swaps, partially offset by the mark-to-market loss adjustment related to the conversion option of the exchangeable bonds issued in August 2020.

Equity in earnings of unconsolidated affiliates increased $125 million to $579 million due principally to higher earnings from the Company’s investment in Wilmar.

Loss on debt extinguishment of $409 million in the current year related to multiple early debt redemptions including the $0.7 billion debt tender in September 2020.

Interest income decreased $104 million to $88 million. Interest income on segregated funds in the Company’s futures commission and brokerage business declined due to lower interest rates.
Other income - net of $278 million increased $285 million. Current year income included gains related to the sale of a portion of the Company’s shares in Wilmar and certain other assets, an investment revaluation gain, the non-service components of net pension benefit income, foreign exchange gains, and other income. Prior year expense included a loss on sale of the Company’s equity investment in CIP and foreign exchange losses, partially offset by gains on the sale of certain assets, step-up gains on equity investments, gains on disposals of individually insignificant assets in the ordinary course of business, and other income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the years ended December 31, 2020 and 2019 are as follows:

Segment Operating Profit	2020	2019	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$828	$502	$326
Crushing	466	580	(114)
Refined Products and Other	439	586	(147)
Wilmar	372	267	105
Total Ag Services and Oilseeds	2,105	1,935	170

Carbohydrate Solutions
Starches and Sweeteners	762	753	9
Vantage Corn Processors	(45)	(109)	64
Total Carbohydrate Solutions	717	644	73

Nutrition
Human Nutrition	462	376	86
Animal Nutrition	112	42	70
Total Nutrition	574	418	156

Other Business	52	85	(33)
Total Other	52	85	(33)

Specified Items:
Gain on sales of assets	83	12	71
Impairment, restructuring, and settlement charges	(76)	(146)	70
Total Specified Items	7	(134)	141

Total Segment Operating Profit	$3,455	$2,948	$507

Adjusted Segment Operating Profit(1)	$3,448	$3,082	$366

Segment Operating Profit	$3,455	$2,948	$507
Corporate	(1,572)	(1,360)	(212)
Earnings Before Income Taxes	$1,883	$1,588	$295

(1) Adjusted segment operating profit is segment operating profit excluding the listed specified items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit increased 9%. Ag Services results were higher than the prior year, which was negatively impacted by challenging weather conditions and the U.S.-China trade tensions. Strong performance in global trade was driven by strong results in destination marketing and increased trading volumes. Robust farmer selling in Brazil and strong margins in North America drove higher origination results. Current year results also included a $54 million settlement related to U.S. high water insurance claims in 2019. Crushing results were lower than the prior year. Although volumes were strong and execution margins were solid, negative timing impacts drove lower results in the current year compared to the favorable timing effects in the prior year. Refined Products and Other results were lower due to decreased biodiesel margins in North America and the $128 million 2018 portion of retroactive biodiesel tax credits that were recorded in the prior year. Equity earnings from Wilmar were higher year-over-year.

Carbohydrate Solutions operating profit increased 11%. Starches and Sweeteners results were higher due to strong margins in corn wet milling and wheat milling in North America and improved conditions in EMEAI, partially offset by negative mark-to-market timing effects on corn oil and COVID-related impacts on volumes across the business. Vantage Corn Processors results improved from the prior year due to effective risk management and strong demand for industrial alcohol.

Nutrition operating profit increased 37%. Human Nutrition delivered strong performance and growth across its broad portfolio. Strong execution to meet rising customer demand for plant-based proteins and edible beans drove higher results in Specialty Ingredients. Additional income from fermentation and strong sales for probiotics and fiber drove higher performance in Health & Wellness. Flavors continued to deliver strong results. Animal Nutrition results improved year-over-year driven by strong performance from Neovia, good margins in commercial and livestock premix, and improved margins in amino acids.

Other Business operating profit decreased 39%. Lower results, including loss provisions related to the Company’s futures commission and brokerage business, were partially offset by improvements in underwriting performance at the captive insurance operations.

Corporate results are as follows:

(In millions)	2020	2019	Change
LIFO credit (charge)	$91	$(37)	$128
Interest expense - net	(313)	(348)	35
Unallocated corporate costs	(857)	(647)	(210)
Gain (loss) on sale of assets	7	(101)	108
Expenses related to acquisitions	(4)	(17)	13
Loss on debt extinguishment	(409)	—	(409)
Loss on debt conversion option	(17)	—	(17)
Impairment, restructuring, and settlement charges	(16)	(159)	143
Other charges	(54)	(51)	(3)
Total Corporate	$(1,572)	$(1,360)	$(212)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were a net charge of $1.6 billion in the current year compared to $1.4 billion in the prior year. The elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 resulted in a credit of $91 million in the current year compared to a charge of $37 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves in the prior year. Interest expense - net decreased $35 million due principally to lower interest rates and net interest savings from cross currency swaps. Unallocated corporate costs increased $210 million due principally to higher variable performance-related compensation expenses and increased IT and project-related expenses related to the business transformation program which includes the implementation of an Enterprise Resource Planning system. Loss on sale of assets in the prior year related to the sale of the Company’s equity investment in CIP. Expenses related to acquisitions in the prior year consisted of expenses primarily related to the Neovia acquisition. Loss on debt extinguishment was related to multiple early debt redemptions and the $0.7 billion debt tender in September 2020. Loss on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Impairment and restructuring charges in the current year related to impairment of certain assets and individually insignificant restructuring charges. Impairment, restructuring, and settlement charges in the prior year included restructuring and pension settlement and remeasurement charges related to early retirement and reorganization initiatives. Other charges in the current year included railroad maintenance expenses of $138 million, partially offset by foreign exchange gains, an investment revaluation gain, and the non-service components of net pension benefit income. Other charges in the prior year included railroad maintenance expenses of $51 million.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2020 and 2019.

	2020		2019
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	563		565

Net earnings and reported EPS (fully diluted)	$1,772	$3.15	$1,379	$2.44
Adjustments:
LIFO charge (credit) (net of tax of $22 million in 2020 and $9 million in 2019) (1)	(69)	(0.12)	28	0.05
(Gain) loss on sales of assets (net of tax of $10 million in 2020 and $35 million in 2019) (2)	(80)	(0.14)	124	0.22
Asset impairment, restructuring, and settlement charges (net of tax of $23 million in 2020 and $56 million in 2019) (2)	69	0.12	249	0.44
Expenses related to acquisitions (net of tax of $1 million in 2020 and $6 million in 2019) (2)	3	0.01	11	0.02
Loss on debt extinguishment (net of tax of $99 million) (2)	310	0.55	—	—
Loss on debt conversion option (net of tax of $0) (2)	17	0.03	—	—
Tax adjustments	(3)	(0.01)	39	0.07
Adjusted net earnings and adjusted EPS	$2,019	$3.59	$1,830	$3.24

(1) Tax effected using the Company’s U.S. tax rate. LIFO accounting was discontinued effective January 1, 2020.
(2) Tax effected using the applicable tax rates.

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2020 and 2019.

(In millions)	2020	2019	Change
Earnings before income taxes	$1,883	$1,588	$295
Interest expense	339	402	(63)
Depreciation and amortization	976	993	(17)
LIFO charge (credit)	(91)	37	(128)
(Gain) loss on sales of assets	(90)	89	(179)
Asset impairment, restructuring, and settlement charges	92	305	(213)
Railroad maintenance expense	138	51	87
Expenses related to acquisitions	4	17	(13)
Loss on debt extinguishment	409	—	409
Adjusted EBITDA	$3,660	$3,482	$178

(In millions)	2020	2019	Change
Ag Services and Oilseeds	$2,469	$2,311	158
Carbohydrate Solutions	1,029	974	55
Nutrition	802	642	160
Other Business	61	117	(56)
Corporate	(701)	(562)	(139)
Adjusted EBITDA	$3,660	$3,482	$178

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Twelve Months Ended December 31, 2019

The Company is subject to a variety of market factors which affect the Company’s operating results. Sales volumes and margins in Ag Services and Oilseeds were negatively impacted by challenging North American weather conditions, in particular high water in the Mississippi river system in the first half of 2019, and the continuing global trade tensions with China. Handling volumes in North America were impacted by the late harvest as planting was delayed due to spring flooding. Continued good global meal demand resulted in strong global crushing volumes and solid margins. South American origination volumes benefited from the U.S.-China trade dispute but were also impacted by softer Chinese demand due to the African swine fever impact on local feed demand and intermittent farmer selling. Global demand and margins for refined oil and biodiesel remained solid. Demand and prices for sweeteners and starches remained solid in North America while co-product prices were stable. Although ethanol demand remained steady in North America, margins were severely pressured as U.S. industry ethanol production and stocks remained at high levels and U.S. exports to China ceased during the trade dispute. The severe weather conditions in North America also adversely impacted operations in the Carbohydrate Solutions business unit. Nutrition benefited from growing demand for flavors, flavors systems, human and pet health and wellness products, and plant-based proteins but was negatively impacted by the African swine fever in Asia Pacific, which also resulted in pricing pressures in the global lysine market.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net earnings attributable to controlling interests decreased 24% or $0.4 billion, to $1.4 billion. Segment operating profit decreased 10% or $0.3 billion, to $2.9 billion, and included a net charge of $134 million consisting of asset impairment, restructuring, and settlement charges, gains on sale of certain assets, and a step-up gain on an equity investment. Included in segment operating profit in 2018 was a net charge of $89 million consisting of asset impairment, restructuring, and settlement charges and a net gain on sales of assets and businesses. Adjusted segment operating profit decreased $0.3 billion to $3.1 billion due to lower results in Ag Services, Crushing, and Carbohydrate Solutions, and lower equity earnings from Wilmar, partially offset by higher results in Refined Products and Other and Nutrition. Refined Products and Other in 2019 included $270 million related to the biodiesel tax credit for 2018 and 2019 compared to $120 million for 2017 recorded in the prior year. Corporate results were a net charge of $1.4 billion in 2019, and included restructuring and pension settlement and remeasurement charges of $159 million primarily related to early retirement and reorganization initiatives, a loss on sale of the Company’s equity investment in CIP of $101 million, and a charge of $37 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves, compared to a credit of $18 million in 2018. Corporate results in 2018 of $1.2 billion included a pension settlement charge of $117 million, a $49 million charge related to a discontinued software project, and restructuring charges of $24 million primarily related to the reorganization of IT services.

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

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2019 and 2018 are as follows (in metric tons):

(In thousands)	2019	2018	Change
Oilseeds	36,271	36,308	(37)
Corn	22,079	22,343	(264)
Total	58,350	58,651	(301)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Revenues by segment for the years ended December 31, 2019 and 2018 are as follows:

(In millions)	2019	2018	Change
Ag Services and Oilseeds
Ag Services	$31,705	$31,766	$(61)
Crushing	9,479	10,319	(840)
Refined Products and Other	7,557	7,806	(249)
Total Ag Services and Oilseeds	48,741	49,891	(1,150)

Carbohydrate Solutions
Starches and Sweeteners	6,854	6,922	(68)
Vantage Corn Processors	3,032	3,357	(325)
Total Carbohydrate Solutions	9,886	10,279	(393)

Nutrition
Human Nutrition	2,745	2,571	174
Animal Nutrition	2,932	1,219	1,713
Total Nutrition	5,677	3,790	1,887

Other Business	352	381	(29)
Total Other Business	352	381	(29)
Total	$64,656	$64,341	$315

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

Cost of products sold increased $0.3 billion to $60.5 billion due to overall higher sales volumes, partially offset by lower prices of commodities. Included in cost of products sold in 2019 was a charge of $37 million from the effect of changes in agricultural commodity prices on LIFO inventory valuation reserves compared to a credit of $18 million in 2018. Manufacturing expenses increased $0.3 billion to $5.7 billion due principally to new acquisitions.
Foreign currency translation impacts decreased both revenues and cost of products sold by $0.8 billion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit decreased $34 million or 1%, to $4.1 billion. Lower results in Ag Services and Oilseeds ($40 million), Carbohydrate Solutions ($301 million), and Other ($6 million) were offset by higher results in Nutrition ($400 million). These factors are explained in the discussions of segment operating profit on page 45. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves had a negative impact on gross profit of $37 million in 2019 compared to a positive impact of $18 million in 2018.

Selling, general, and administrative expenses increased 15% to $2.5 billion due principally to new acquisitions, primarily in the Nutrition segment, and higher spending on IT, business transformation, growth-related investments, and Readiness-related projects, partially offset by lower variable performance-related and stock compensation expenses.

Asset impairment, exit, and restructuring costs increased $132 million to $303 million. Charges in 2019 consisted of asset impairments of $131 million related to certain facilities, vessels, and other long-lived assets and $11 million related to goodwill and other intangible assets presented as specified items within segment operating profit, and $159 million of restructuring and pension settlement and remeasurement charges in Corporate primarily related to early retirement and reorganization initiatives and several individually insignificant restructuring charges presented as specified items within segment operating profit. Charges in 2018 totaling $171 million consisted of $56 million of impairment of certain long-lived assets, a $12 million impairment of an equity investment, a $21 million impairment related to a long-term financing receivable, and $9 million of other individually insignificant impairment and restructuring charges presented as specified items within segment operating profit, and a $49 million charge related to a discontinued software project, $18 million of restructuring charges related to the reorganization of IT services and $6 million individually insignificant restructuring charges in Corporate.
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

Other expense - net of $7 million decreased $94 million. Expense in 2019 included a loss on sale of the Company’s equity investment in CIP and foreign exchange loss, partially offset by gains on the sale of certain assets, step-up gains on equity investments, gains on disposals of individually insignificant assets in the ordinary course of business, and other income. Expense in 2018 included foreign exchange losses and a non-cash pension settlement charge of $117 million related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain U.S. salaried retirees under the Company’s ADM Retirement Plan. These expenses were partially offset by gains on disposals of businesses, an equity investment, and individually insignificant assets in the ordinary course of business, and other income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating profit by segment and earnings before income taxes for the years ended December 31, 2019 and 2018 are as follows:

Segment Operating Profit	2019	2018	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$502	$657	$(155)
Crushing	580	650	(70)
Refined Products and Other	586	370	216
Wilmar	267	343	(76)
Total Ag Services and Oilseeds	1,935	2,020	(85)

Carbohydrate Solutions
Sweeteners and Starches	753	905	(152)
Vantage Corn Processors	(109)	40	(149)
Total Carbohydrate Solutions	644	945	(301)

Nutrition
Human Nutrition	376	318	58
Animal Nutrition	42	21	21
Total Nutrition	418	339	79

Other Business	85	58	27
Total Other Business	85	58	27

Specified Items:
Gain on sales of assets and businesses	12	13	(1)
Impairment, restructuring, and exit charges	(146)	(102)	(44)
Total Specified Items	(134)	(89)	(45)

Total Segment Operating Profit	2,948	3,273	(325)

Adjusted Segment Operating Profit(1)	3,082	3,362	(280)

Segment Operating Profit	2,948	3,273	(325)
Corporate	(1,360)	(1,213)	(147)
Earnings Before Income Taxes	$1,588	$2,060	$(472)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ag Services and Oilseeds operating profit decreased 4%. Ag Services results were lower due to weaker North American grain margins and lower volumes, in part due to challenging weather conditions and the U.S.-China trade tensions. Results in 2019 were negatively impacted by high water conditions in the first half of the year, which limited grain movement and sales in North America. Slow farmer selling and lower Chinese demand for South American origination, in part due to African swine fever, also impacted results. Crushing results were strong but down compared to 2018. Lower executed crush margins around the globe drove lower results, partially offset by favorable timing effects of approximately $102 million from hedges entered in 2018. Refined Products and Other results were up compared to 2018 primarily due to the retroactive biodiesel tax credit of $270 million for 2018 and 2019 recorded in 2019 compared to $120 million for 2017 recorded in 2018, strong demand, and higher results from equity investments. Wilmar results were lower year over year.

Carbohydrate Solutions operating profit decreased 32%. Starches and Sweeteners results were down primarily due to lower results in EMEA where margins were pressured due to low sugar prices and the Turkish quota on starch-based sweeteners. Higher manufacturing costs at the Decatur, IL complex and weaker margins in flour milling also contributed to the decrease. Vantage Corn Processors results were down due to significantly lower ethanol margins amid a continued unfavorable ethanol industry environment, exacerbated by the lack of Chinese demand for ethanol due to the U.S.-China trade dispute.

Nutrition operating profit increased 23%. Human Nutrition results were higher year over year on strong sales and margin growth in North America and Europe, Middle East, Africa, and India (EMEAI) and contributions from acquisitions. Animal Nutrition results were up driven largely by contributions from the acquisition of Neovia, partially offset by additional expenses related to inventory valuation of newly-acquired Neovia and weaker lysine results.

Other Business operating profit increased 47% primarily due to improved results from the Company’s futures commission brokerage business and captive insurance underwriting performance.

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

Corporate results were a net charge of $1.4 billion in 2019 compared to $1.2 billion in 2018. The effect of changes in agricultural commodity prices on LIFO inventory valuation reserves resulted in a charge of $37 million in 2019 compared to a credit of $18 million in 2018. Interest expense - net increased $27 million due to higher borrowings to fund recent acquisitions, partially offset by interest savings from cross-currency swaps. Unallocated corporate costs decreased $13 million due principally to decreased performance-related compensation accruals partially offset by higher spending on IT, business transformation, growth-related investments, and Readiness-related projects. Loss on sale of asset related to the sale of the Company’s equity investment in CIP. Expenses related to acquisitions in 2019 consisted of expenses primarily related to the Neovia acquisition. Expenses related to acquisitions in 2018 consisted of expenses and losses on foreign currency derivative contracts entered into to economically hedge certain acquisitions. Impairment, restructuring, and settlement charges in 2019 included restructuring and pension settlement and remeasurement charges related to early retirement and reorganization initiatives. Impairment, restructuring, and settlement charges in 2018 included pension settlement charge of $117 million related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain U.S. salaried retirees under the Company’s ADM Retirement Plan, a $49 million charge related to a discontinued software project, and restructuring charges of $24 million primarily related to the reorganization of IT services. Other charges in 2019 included railroad maintenance expenses of $51 million. Other charges in 2018 included foreign exchange losses which were partially offset by earnings from the Company’s equity investment in CIP.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2019 and 2018.

	2019		2018
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	565		567

Net earnings and reported EPS (fully diluted)	$1,379	$2.44	$1,810	$3.19
Adjustments:
LIFO charge (credit) (net of tax of $9 million in 2019 and $4 million in 2018) (1)	28	0.05	(14)	(0.02)
(Gain) loss on sales of assets and businesses (net of tax of $35 million in 2019 and $0 million in 2018) (2)	124	0.22	(13)	(0.02)
Asset impairment, restructuring, and settlement charges (net of tax of $56 million in 2019 and $66 million in 2018) (2)	249	0.44	226	0.40
Expenses related to acquisitions (net of tax of $6 million in 2019 and $2 million in 2018) (2)	11	0.02	6	0.01
Tax adjustments (3)	39	0.07	(33)	(0.06)
Adjusted net earnings and adjusted EPS	$1,830	$3.24	$1,982	$3.50

(1) Tax effected using the Company’s U.S. tax rate.
(2) Tax effected using the applicable tax rates.
(3) Includes tax adjustments related to the U.S. Tax Cuts and Jobs Act and other discrete items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2019 and 2018.

(In millions)	2019	2018	Change
Earnings before income taxes	$1,588	$2,060	$(472)
Interest expense	402	364	38
Depreciation and amortization	993	941	52
LIFO charge (credit)	37	(18)	55
Gain (loss) on sales of assets and businesses	89	(13)	102
Asset impairment, restructuring, and settlement charges	305	292	13
Railroad maintenance expense	51	—	51
Expenses related to acquisitions	17	8	9
Adjusted EBITDA	$3,482	$3,634	$(152)

(In millions)	2019	2018	Change
Ag Services and Oilseeds	$2,311	$2,410	(99)
Carbohydrate Solutions	974	1,282	(308)
Nutrition	642	486	156
Other Business	117	92	25
Corporate	(562)	(636)	74
Adjusted EBITDA	$3,482	$3,634	$(152)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash used in operating activities was $2.4 billion in 2020 compared to $5.5 billion in 2019. Working capital changes as described below, including the impact of deferred consideration, decreased cash by $5.5 billion in the current year compared to $7.7 billion in the prior year.

Trade receivables increased $0.1 billion primarily due to lower receivables sold. Inventories increased $2.4 billion primarily due to higher inventory prices. Other current assets and accrued expenses and other payables increased $2.1 billion and $1.3 billion, respectively, primarily due to increases in contracts and futures gains and losses. Trade payables increased $0.7 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases. Payables to brokerage customers increased $1.4 billion due to increased customer trading activity in the Company’s futures commission and brokerage business.

Deferred consideration in securitized receivables of $4.6 billion and $7.7 billion in 2020 and 2019, respectively, was offset by the same amounts of net consideration received for beneficial interest obtained for selling trade receivables.

Cash provided by investing activities was $4.5 billion this year compared to $5.3 billion last year. Capital expenditures of $0.8 billion in the current year were comparable to last year. Net assets of businesses acquired were $15 million this year compared to $1.9 billion last year due to the acquisition of Neovia in 2019. Proceeds from sales of business and assets of $0.7 billion in the current year related to the sale of a portion of the Company shares in Wilmar and certain other assets compared to $0.3 billion in the prior year. Net consideration received for beneficial interest obtained for selling trade receivables was $4.6 billion and $7.7 billion in 2020 and 2019, respectively.

Cash used in financing activities was $0.4 billion this year compared to $0.7 billion last year. Long-term debt borrowings in the current year of $1.8 billion consisted of the $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively, issued on March 27, 2020 and the $0.3 billion aggregate principal amount of zero coupon exchangeable bonds due in 2023 issued on August 26, 2020. Proceeds from the borrowings in the current year were used for general corporate purposes, including the reduction of short-term debt. Commercial paper net borrowings were $0.8 billion in the current year compared to $0.9 billion in the prior year. Long-term debt payments in the current year of $2.1 billion related primarily to the early redemption of the $0.5 billion and $0.4 billion aggregate principal amounts of 4.479% debentures due in 2021 and 3.375% debentures due in 2022, respectively, the repurchase of $0.7 billion aggregate principal amount of certain outstanding notes and debentures, and the redemption of $0.2 billion aggregate principal amount of private placement notes due in 2021 and 2024. Long-term debt payments of $0.6 billion in the prior year related to the €500 million Floating Rate Notes that matured in June 2019. Share repurchases in the current year were $0.1 billion compared to $0.2 billion in the prior year. Dividends paid in the current year of $0.8 billion were comparable to the prior year.
At December 31, 2020, ADM had $0.7 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.  Included in working capital is $7.9 billion of readily marketable commodity inventories.  At December 31, 2020, the Company’s capital resources included shareholders’ equity of $20.0 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $10.2 billion, of which $6.6 billion was unused.  ADM’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 28% and 29% at December 31, 2020 and 2019, respectively. The Company uses this ratio as a measure of ADM’s long-term indebtedness and an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 32% and 29% at December 31, 2020 and 2019, respectively.  Of the Company’s total lines of credit, $5.0 billion supported the commercial paper borrowing programs, against which there was $1.7 billion of commercial paper outstanding at December 31, 2020.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COVID-19 has not significantly impacted ADM’s capital and financial resources, and pricing on its revolving credit facility remains unchanged. However, in line with the overall markets, COVID-19 created dislocations in the credit markets during certain periods in the first half of 2020 with corporate spreads increasing, partially offset by a decline in benchmark yields. The Company has utilized its diversified sources of liquidity, including its inventory financing and bilateral bank facilities, to ensure it has ample cash and is prepared for possible unexpected credit market disruptions. Additionally, ADM has been accepted into the Federal Reserve’s Commercial Paper Financing Facility and the Bank of England’s COVID Corporate Financing Facility ensuring uninterrupted access to both the U.S. and European commercial paper markets. The Federal Reserve’s Commercial Paper Financing Facility and the Bank of England’s COVID Corporate Financing Facility expire in March and June 2021, respectively, unless renewed. To date, the Company has not utilized these facilities.

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

As of December 31, 2020, the Company had $0.7 billion of cash and cash equivalents, $0.3 billion of which is cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.0 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $1.8 billion in funding against accounts receivable transferred into the Programs and expand the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 19 in Item 8 for more information and disclosures on the Programs). As of December 31, 2020, the Company utilized $1.6 billion of its facility under the Programs.

On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program. The Company has acquired approximately 95.5 million shares under this program as of December 31, 2020.

In 2021, the Company expects capital expenditures of $0.9 billion to $1.0 billion, and additional cash outlays of approximately $0.8 billion in dividends and up to $0.5 billion in share repurchases, subject to other strategic uses of capital.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company was in compliance with these covenants as of December 31, 2020.

The three major credit rating agencies have maintained the Company’s credit ratings at solid investment grade levels with stable outlooks.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future.  The following table sets forth the Company’s significant future obligations by time period.  Purchases include commodity-based contracts entered into in the normal course of business, which are further described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” energy-related purchase contracts entered into in the normal course of business, and other purchase obligations related to the Company’s normal business activities.  The following table does not include unrecognized income tax benefits of $151 million as of December 31, 2020 as the Company is unable to reasonably estimate the timing of settlement.  Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

			Payments Due by Period
	Item 8
Contractual Obligations and	Note		Less than	1 - 3	3 - 5	More than
Other Commitments	Reference	Total	1 Year	Years	Years	5 Years
		(In millions)
Purchases
Inventories		$18,220	$17,915	$301	$4	$—
Energy		537	184	166	187	—
Other		940	553	158	41	188
Total purchases		19,697	18,652	625	232	188
Short-term debt		2,042	2,042	—	—	—
Long-term debt	Note 10	7,887	2	1,061	1	6,823
Estimated interest payments		5,370	319	632	598	3,821
One-time transition tax	Note 13	164	25	56	83	—
Operating leases	Note 14	1,299	302	486	251	260
Estimated pension and other postretirement plan contributions (1)	Note 15	151	45	29	27	50
Total		$36,610	$21,387	$2,889	$1,192	$11,142

(1) Includes pension contributions of $29 million for fiscal 2021.  The Company is unable to estimate the amount of pension contributions beyond fiscal year 2021.  For more information concerning the Company’s pension and other postretirement plans, see Note 15 in Item 8.

At December 31, 2020, the Company estimates it will spend approximately $1.7 billion through fiscal year 2025 to complete currently approved capital projects which are not included in the table above.

The Company also has outstanding letters of credit and surety bonds of $1.2 billion at December 31, 2020 which are not included in the table above.

The Company has entered into agreements, primarily debt guarantee agreements related to equity-method investees, which could obligate the Company to make future payments.  The Company’s liability under these agreements is immaterial and arises only if the primary entity fails to perform its contractual obligation.  The Company has collateral for a portion of these contingent obligations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off Balance Sheet Arrangements

Accounts Receivable Securitization Programs

On April 1, 2020 and October 1, 2020, the Company restructured its accounts receivable securitization programs (Programs) from a deferred purchase price to a pledge structure. Under the new structure, ADM Ireland Receivables and ADM Receivables transfer a portion of the purchased accounts receivable together with an equally proportional interest in all of its right, title and interest in the remaining purchased accounts receivable to each of the commercial paper conduit purchasers and committed purchasers. In exchange, ADM Ireland Receivables and ADM Receivables receive a cash payment for the accounts receivables transferred. See Note 19 of “Notes to Consolidated Financial Statements” included in Item 8 herein, “Financial Statements and Supplementary Data” for more information and disclosures on the Programs

There were no other material changes in the Company’s off balance sheet arrangements during the year.

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

Fair Value Measurements - Inventories and Commodity Derivatives

Certain of the Company’s inventory and commodity derivative assets and liabilities as of December 31, 2020 are valued at estimated fair values, including $7.9 billion of merchandisable agricultural commodity inventories, $2.8 billion of commodity derivative assets, $2.0 billion of commodity derivative liabilities, and $0.5 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward fixed-price purchase and sale contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory and derivative commodity fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $3.0 billion of assets and $0.9 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 4 in Item 8.  Changes in the market values of these inventories and commodity contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

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

Income Taxes

The Company accounts for income taxes in accordance with the applicable accounting standards. These standards prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes in its consolidated financial statements tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the position. The Company faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due.  These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company records reserves for estimates of potential additional tax owed by the Company.  For example, the Company has received tax assessments from tax authorities in Argentina and the Netherlands, challenging income tax positions taken by subsidiaries of the Company.  The Company evaluated its tax positions for these matters and concluded, based in part upon advice from legal counsel, that it was appropriate to recognize the tax benefits of these positions (see Note 13 in Item 8 for additional information).

Deferred tax assets represent items to be used as tax deductions or credits in future tax returns where the related tax benefit has already been recognized in the Company’s income statement.  The realization of the Company’s deferred tax assets is dependent upon future taxable income in specific tax jurisdictions, the timing and amount of which are uncertain.  The Company evaluates all available positive and negative evidence including estimated future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial results. Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not likely. During 2020, the Company increased valuation allowances by approximately $14 million primarily related to capital loss carryforwards. To the extent the Company were to favorably resolve matters for which valuation allowances have been established or be required to pay amounts in excess of the aforementioned valuation allowances, the Company’s effective tax rate in a given financial statement period may be impacted.

Undistributed earnings of the Company’s foreign subsidiaries and corporate joint ventures amounting to approximately $12.5 billion at December 31, 2020, are considered to be indefinitely reinvested.

The Company has a responsibility to ensure that all ADM businesses within the Company follow responsible tax practices. ADM manages its tax affairs based upon the following key principles:
–a commitment to paying tax in compliance with all applicable laws and regulations in the jurisdictions in which the Company operates;
–a commitment to the effective, sustainable, and active management of the Company's tax affairs; and
–developing and sustaining open and honest relationships with the governments and jurisdictions in which the Company operates regarding the formulation of tax laws.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  In addition, assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods. During 2020, the Company temporarily idled certain of its corn processing assets where ethanol is produced and performed a quantitative impairment assessment of those assets, resulting in no impairment charges. The total carrying value of the temporarily idled assets as of December 31, 2020 was immaterial. During the years ended December 31, 2020, 2019, and 2018, asset abandonment and impairment charges for property, plant, and equipment were $28 million, $131 million, and $100 million, respectively.

Business Combinations

The Company’s acquisitions are accounted for in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, as amended. The consideration transferred is allocated to various assets acquired and liabilities assumed at their estimated fair values as of the acquisition date with the residual allocated to goodwill. Fair values allocated to assets acquired and liabilities assumed in business combinations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair values based upon assumptions it believes to be reasonable. These estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The estimated fair values related to intangible assets primarily consist of customer relationships, trademarks, and developed technology which are determined primarily using discounted cash flow models. Estimates in the discounted cash flow models include, but are not limited to, certain assumptions that form the basis of the forecasted results (e.g. revenue growth rates, customer attrition rates, and royalty rates). These significant assumptions are forward looking and could be affected by future economic and market conditions. During the measurement period, which may take up to one year from the acquisition date, adjustments due to changes in the estimated fair value of assets acquired and liabilities assumed may be recorded as adjustments to the consideration transferred and related allocations. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any such adjustments are charged to the consolidated statements of earnings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value may not be fully recoverable.  The Company adopted the provisions of ASC 350, Intangibles - Goodwill and Other, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit’s fair value. If after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows and discount rates. During the year ended December 31, 2020, the Company evaluated goodwill for impairment using a qualitative assessment in six reporting units and using a quantitative assessment in one reporting unit. The estimated fair value of the reporting unit evaluated for impairment using a quantitative assessment was substantially in excess of its carrying value. Definite-lived intangible assets, including capitalized expenses related to the Company’s 1ADM program, are amortized over their estimated useful lives of 1 to 50 years and are reviewed for impairment whenever there are indicators that the carrying values may not be fully recoverable. The Company recorded impairment charges totaling $26 million related to customer lists, $11 million related to goodwill and intangibles, and $9 million related customer lists during the years ended December 31, 2020, 2019, and 2018, respectively (see Note 18 in Item 8 for more information). If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

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

The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 2 to 36 years for the Company’s defined benefit pension plans and from 6 to 24 years for the Company’s postretirement benefit plans.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2020 and 2019 together with the market risk from a hypothetical 10% adverse price change is as follows:

	December 31, 2020		December 31, 2019
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$966	$97	$576	$58
Lowest position	(842)	(84)	(83)	(8)
Average position	111	11	280	28

The change in fair value of the average position was principally the result of a decrease in quantities.

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

The amount the Company considers indefinitely invested in foreign subsidiaries and corporate joint ventures translated into dollars using the year-end exchange rates is $10.5 billion and $9.6 billion ($12.5 billion and $11.6 billion at historical rates) at December 31, 2020 and 2019, respectively.  The increase is due to the increase in retained earnings of the foreign subsidiaries of $1.0 billion.  The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $1.3 billion and $1.2 billion for December 31, 2020 and 2019, respectively.  Actual results may differ.

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

	December 31, 2020	December 31, 2019
	(In millions)
Fair value of long-term debt	$9,487	$9,211
Excess of fair value over carrying value	1,602	1,540
Market risk	441	420

The increase in the fair value of long-term debt at December 31, 2020 is primarily due to decreased interest rates and increased borrowings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share amounts)	December 31
	2020	2019	2018

Revenues	$64,355	$64,656	$64,341
Cost of products sold	59,902	60,509	60,160
Gross Profit	4,453	4,147	4,181

Selling, general and administrative expenses	2,687	2,493	2,165
Asset impairment, exit, and restructuring costs	80	303	171
Interest expense	339	402	364
Equity in earnings of unconsolidated affiliates	(579)	(454)	(518)
Loss on debt extinguishment	409	—	—
Interest income	(88)	(192)	(162)
Other (income) expense - net	(278)	7	101
Earnings Before Income Taxes	1,883	1,588	2,060

Income tax expense	101	209	245
Net Earnings Including Noncontrolling Interests	1,782	1,379	1,815

Less: Net earnings (losses) attributable to noncontrolling interests	10	—	5

Net Earnings Attributable to Controlling Interests	$1,772	$1,379	$1,810

Average number of shares outstanding – basic	561	563	564

Average number of shares outstanding – diluted	563	565	567

Basic earnings per common share	$3.16	$2.45	$3.21

Diluted earnings per common share	$3.15	$2.44	$3.19

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(In millions)	December 31
	2020	2019	2018

Net earnings including noncontrolling interests	$1,782	$1,379	$1,815
Other comprehensive income (loss):
Foreign currency translation adjustment	(362)	(176)	(581)
Tax effect	97	(12)	(28)
Net of tax amount	(265)	(188)	(609)

Pension and other postretirement benefit liabilities adjustment	(113)	(98)	156
Tax effect	16	50	(55)
Net of tax amount	(97)	(48)	101

Deferred gain (loss) on hedging activities	254	(91)	57
Tax effect	(57)	18	(13)
Net of tax effect	197	(73)	44

Unrealized gain (loss) on investments	(27)	13	(4)
Tax effect	—	(1)	(1)
Net of tax effect	(27)	12	(5)
Other comprehensive income (loss)	(192)	(297)	(469)
Comprehensive income (loss)	1,590	1,082	1,346

Less: Comprehensive income (loss) attributable to noncontrolling interests	17	2	5

Comprehensive income (loss) attributable to controlling interests	$1,573	$1,080	$1,341

See notes to consolidated financial statements.

Archer-Daniels-Midland Company
Consolidated Balance Sheets

(In millions)	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$666	$852
Segregated cash and investments	5,890	4,458
Trade receivables - net	2,793	2,267
Inventories	11,713	9,170
Other current assets	6,224	4,600
Total Current Assets	27,286	21,347
Investments and Other Assets
Investments in and advances to affiliates	4,913	5,132
Goodwill and other intangible assets	5,413	5,476
Right-of-use assets	1,102	971
Other assets	1,054	965
Total Investments and Other Assets	12,482	12,544
Property, Plant, and Equipment
Land and land improvements	545	592
Buildings	5,522	5,381
Machinery and equipment	19,154	19,005
Construction in progress	1,118	1,021
	26,339	25,999
Accumulated depreciation	(16,388)	(15,893)
Net Property, Plant, and Equipment	9,951	10,106
Total Assets	$49,719	$43,997
Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,042	$1,202
Trade payables	4,474	3,746
Payables to brokerage customers	6,460	5,022
Current lease liabilities	261	215
Accrued expenses and other payables	4,943	3,542
Current maturities of long-term debt	2	7
Total Current Liabilities	18,182	13,734
Long-Term Liabilities
Long-term debt	7,885	7,672
Deferred income taxes	1,302	1,194
Non-current lease liabilities	863	781
Other	1,391	1,333
Total Long-Term Liabilities	11,441	10,980

Temporary Equity - Redeemable noncontrolling interest	74	58

Shareholders’ Equity
Common stock	2,824	2,655
Reinvested earnings	19,780	18,958
Accumulated other comprehensive income (loss)	(2,604)	(2,405)
Noncontrolling interests	22	17
Total Shareholders’ Equity	20,022	19,225
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$49,719	$43,997

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

(In millions)	Year Ended December 31
	2020	2019	2018
Operating Activities
Net earnings including noncontrolling interests	$1,782	$1,379	$1,815
Adjustments to reconcile net earnings to net cash provided by (used in) operating results
Depreciation and amortization	976	993	941
Asset impairment charges	54	142	142
Deferred income taxes	75	21	(47)
Equity in earnings of affiliates, net of dividends	(298)	(213)	(247)
Stock compensation expense	151	89	109
Deferred cash flow hedges	254	(91)	57
Loss on debt extinguishment	409	—	—
(Gain) loss on sales of assets and businesses	(161)	39	(43)
Other – net	(113)	(73)	(55)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	408	278	1,176
Trade receivables	(149)	287	(376)
Inventories	(2,426)	(21)	226
Deferred consideration in securitized receivables	(4,603)	(7,681)	(7,838)
Other current assets	(2,126)	(1,449)	(70)
Trade payables	694	(64)	(300)
Payables to brokerage customers	1,400	347	(309)
Accrued expenses and other payables	1,287	565	35
Total Operating Activities	(2,386)	(5,452)	(4,784)

Investing Activities
Purchases of property, plant, and equipment	(823)	(828)	(842)
Net assets of businesses acquired	(15)	(1,946)	(464)
Proceeds from sales of assets and businesses	728	293	191
Investments in and advances to affiliates	(5)	(13)	(157)
Investments in retained interest in securitized receivables	(2,121)	(5,398)	(6,957)
Proceeds from retained interest in securitized receivables	6,724	13,079	14,795
Purchases of marketable securities	(2)	(27)	—
Proceeds from sales of marketable securities	6	104	13
Other – net	(27)	(5)	3
Total Investing Activities	4,465	5,259	6,582

Financing Activities
Long-term debt borrowings	1,791	8	1,762
Long-term debt payments	(2,136)	(626)	(30)
Net borrowings (payments) under lines of credit agreements	837	919	(743)
Share repurchases	(133)	(150)	(77)
Cash dividends	(809)	(789)	(758)
Other – net	27	(22)	33
Total Financing Activities	(423)	(660)	187

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,656	(853)	1,985
Cash, cash equivalents, restricted cash, and restricted cash equivalents – beginning of year	2,990	3,843	1,858
Cash, cash equivalents, restricted cash, and restricted cash equivalents – end of year	$4,646	$2,990	$3,843

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$666	$852	$1,997
Restricted cash and restricted cash equivalents included in segregated cash and investments	3,980	2,138	1,846
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,646	$2,990	$3,843

Cash paid for interest and income taxes were as follows:
Interest	$345	$388	$351
Income taxes	$195	$268	$376

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$4,656	$7,751	$7,897
See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)

Balance, December 31, 2017	557	$2,398	$17,552	$(1,637)	$9	$18,322
Comprehensive income
Net earnings			1,810		5
Other comprehensive income (loss)				(469)
Total comprehensive income						1,346
Cash dividends paid-$1.34 per share			(758)			(758)
Share repurchases	(2)		(77)			(77)
Stock compensation expense	2	109				109
Other	2	53			1	54
Balance, December 31, 2018	559	$2,560	$18,527	$(2,106)	$15	$18,996

Comprehensive income
Net earnings			1,379
Other comprehensive income (loss)				(299)	2
Total comprehensive income						1,082
Cash dividends paid-$1.40 per share			(789)			(789)
Share repurchases	(4)		(150)			(150)
Stock compensation expense	2	89				89
Other		6	(9)			(3)
Balance, December 31, 2019	557	$2,655	$18,958	$(2,405)	$17	$19,225

Impact of ASC 326 (see Note 1)			(8)			(8)
Balance, January 1, 2020	557	$2,655	$18,950	$(2,405)	$17	$19,217
Comprehensive income
Net earnings			1,772		10
Other comprehensive income (loss)				(199)	7
Total comprehensive income						1,590
Cash dividends paid-$1.44 per share			(809)			(809)
Share repurchases	(4)		(133)			(133)
Stock compensation expense	2	151				151
Other	1	18			(12)	6
Balance, December 31, 2020	556	$2,824	$19,780	$(2,604)	$22	$20,022

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

Nature of Business

ADM unlocks the power of nature to provide access to nutrition worldwide. The Company is a global leader in human and animal nutrition and the world’s premier agricultural origination and processing company. ADM’s breadth, depth, insights, facilities and logistical expertise give the Company unparalleled capabilities to meet needs for food, beverages, health and wellness, and more. From the seed of the idea to the outcome of the solution, ADM enriches the quality of life the world over.

The Company transforms natural products into staple foods, sustainable, renewable industrial products, and an expansive pantry of food and beverage ingredients and solutions for foods and beverages, supplements, nutrition for pets and livestock and more. And with an array of unparalleled capabilities across every part of the global food chain, ADM gives its customers an edge in solving global challenges of today and tomorrow. At ADM, sustainable practices and a focus on environmental responsibility are not separate from its primary business: they are integral to the work the Company does every day to serve customers and create value for shareholders. The Company is one of the world’s leading producers of ingredients for human and animal nutrition, and other products made from nature.

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

Prior period information in Notes 2 and 17 has been reclassified to conform to the current period segment presentation.

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

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $100 million and $110 million at December 31, 2020 and 2019, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon.  Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

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

The Company recorded bad debt expense in selling, general, and administrative expenses of $47 million, $23 million, and $26 million in the years ended December 31, 2020, 2019, and 2018, respectively.

Inventories

Inventories of certain merchandisable agricultural commodities, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value. Prior to January 1, 2020, the Company also valued certain of its agricultural commodity inventories using the last-in, first-out (LIFO) method at the lower of cost or net realizable value.

Effective January 1, 2020, the Company changed the method of accounting for certain of its agricultural commodity inventories from the LIFO method to market value in the Ag Services and Oilseeds segment. As of December 31, 2019, inventories accounted for using LIFO at the lower of cost or net realizable value represented approximately 10% of consolidated inventories. The Company believes market value is preferable because it: (i) conforms to the inventory valuation methodology used for the majority of ADM’s agricultural commodity inventories; (ii) enhances the matching of inventory costs with revenues and better reflects the current cost of inventory on the Company’s balance sheet; and (iii) provides better comparability with the Company’s peers.

The Company concluded that the accounting change does not have a material effect on prior periods’ financial statements and elected not to apply the change on a retrospective basis. As a result, the Company recorded a reduction in cost of products sold of $91 million ($69 million after tax, equal to $0.12 per diluted share) for the cumulative effect of the change in the three months ended March 31, 2020 with no impact to the statement of cash flows. The change did not have a material impact on the Company’s results for the year ended December 31, 2020.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
If the Company had not made the accounting change, the effect of LIFO valuation on ADM’s operating results would have been an increase in cost of goods sold of $147 million ($113 million after tax, equal to $0.20 per diluted share) in the year ended December 31, 2020, with no impact to the consolidated statement of cash flows.

The following table sets forth the Company’s inventories as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
	(In millions)
LIFO inventories
FIFO value	$—	$1,022
LIFO valuation reserve	—	(91)
LIFO inventories carrying value	—	931
FIFO inventories	3,310	3,106
Market inventories	7,941	4,704
Supplies and other inventories	462	429
Total inventories	$11,713	$9,170

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
Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 15 to 40 years; machinery and equipment - 3 to 40 years.  The Company capitalized interest on major construction projects in progress of $14 million, $15 million, and $21 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Definite-lived intangible assets, including capitalized expenses related to the Company’s 1ADM program, are amortized over their estimated useful lives of 1 to 50 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  The Company recorded impairment charges totaling $26 million related to customer lists, $11 million related to goodwill and intangibles, and $9 million related customer lists during the years ended December 31, 2020, 2019, and 2018, respectively (see Note 9 for additional information).

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  In addition, assets are written down to fair value after consideration of the Company’s ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  Fair value is generally based on discounted cash flow analysis which relies on management’s estimate of market participant assumptions or estimated selling price for assets considered held for sale (a Level 3 measurement under applicable accounting standards). During 2020, the Company temporarily idled certain of its corn processing assets where ethanol is produced and performed a quantitative impairment assessment of those assets, resulting in no impairment charges. The total carrying value of the temporarily idled assets as of December 31, 2020 was immaterial. During the years ended December 31, 2020, 2019, and 2018, asset abandonment and impairment charges were $28 million, $131 million, and $100 million, respectively.

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

Revenues

The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“Topic 610-20”).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $160 million, $154 million, and $141 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Business Combinations

The Company’s acquisitions are accounted for in accordance with ASC Topic 805, Business Combinations, as amended. The consideration transferred is allocated to various assets acquired and liabilities assumed at their estimated fair values as of the acquisition date with the residual allocated to goodwill. Fair values allocated to assets acquired and liabilities assumed in business combinations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair values based upon assumptions it believes to be reasonable. These estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The estimated fair values related to intangible assets primarily consist of customer relationships, trademarks, and developed technology which are determined primarily using discounted cash flow models. Estimates in the discounted cash flow models include, but are not limited to, certain assumptions that form the basis of the forecasted results (e.g. revenue growth rates, customer attrition rates, and royalty rates). These significant assumptions are forward looking and could be affected by future economic and market conditions. During the measurement period, which may take up to one year from the acquisition date, adjustments due to changes in the estimated fair value of assets acquired and liabilities assumed may be recorded as adjustments to the consideration transferred and the related allocations. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any such adjustments are charged to the consolidated statements of earnings.

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

Effective December 31, 2020, the Company adopted the amended guidance of ASC Subtopic 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The adoption of this amended guidance did not impact the Company’s financial results.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Pending Accounting Standards

Effective January 1, 2021, the Company will be required to adopt the amended guidance of ASC Topic 740, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify other areas of Topic 740. Early adoption is permitted. The Company does not expect the adoption of the amendments to have a significant impact on its financial results.
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

Note 2.     Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities and manufactured products used as ingredients in food, feed, energy, and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $423 million, $515 million, and $481 million for the years ended December 31, 2020, 2019, and 2018, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20.
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
Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $626 million and $604 million as of December 31, 2020 and 2019, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheet. Contract liabilities recognized as revenues for the years ended December 31, 2020 and 2019 were $604 million and $575 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31, 2020
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$3,108	$423	$3,531	$29,195	$32,726
Crushing	467	—	467	9,126	9,593
Refined Products and Other	2,095	—	2,095	5,302	7,397
Total Ag Services and Oilseeds	5,670	423	6,093	43,623	49,716
Carbohydrate Solutions
Starches and Sweeteners	4,756	—	4,756	1,631	6,387
Vantage Corn Processors	2,085	—	2,085	—	2,085
Total Carbohydrate Solutions	6,841	—	6,841	1,631	8,472
Nutrition
Human Nutrition	2,812	—	2,812	—	2,812
Animal Nutrition	2,988	—	2,988	—	2,988
Total Nutrition	5,800	—	5,800	—	5,800

Other Business	367	—	367	—	367
Total Revenues	$18,678	$423	$19,101	$45,254	$64,355

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

	Year Ended December 31, 2019
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$4,693	$515	$5,208	$26,497	$31,705
Crushing	736	—	736	8,743	9,479
Refined Products and Other	2,230	—	2,230	5,327	7,557
Total Ag Services and Oilseeds	7,659	515	8,174	40,567	48,741
Carbohydrate Solutions
Starches and Sweeteners	5,154	—	5,154	1,700	6,854
Vantage Corn Processors	3,032	—	3,032	—	3,032
Total Carbohydrate Solutions	8,186	—	8,186	1,700	9,886
Nutrition
Human Nutrition	2,745	—	2,745	—	2,745
Animal Nutrition	2,932	—	2,932	—	2,932
Total Nutrition	5,677	—	5,677	—	5,677

Other Business	352	—	352	—	352
Total Revenues	$21,874	$515	$22,389	$42,267	$64,656

	Year Ended December 31, 2018
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$2,182	$481	$2,663	$29,103	$31,766
Crushing	664	—	664	9,655	10,319
Refined Products and Other	1,792	—	1,792	6,014	7,806
Total Ag Services and Oilseeds	4,638	481	5,119	44,772	49,891
Carbohydrate Solutions
Starches and Sweeteners	5,127	—	5,127	1,795	6,922
Vantage Corn Processors	3,357	—	3,357	—	3,357
Total Carbohydrate Solutions	8,484	—	8,484	1,795	10,279
Nutrition
Human Nutrition	2,571	—	2,571	—	2,571
Animal Nutrition	1,219	—	1,219	—	1,219
Total Nutrition	3,790	—	3,790	—	3,790

Other Business	381	—	381	—	381
Total Revenues	$17,293	$481	$17,774	$46,567	$64,341

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts that are accounted for as derivatives and are outside the scope of Topic 606.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from the sale of commodities, from service fees for the transportation of goods, from the sale of products manufactured in its global processing facilities, and from its structured trade finance activities. Revenue is measured based on the consideration specified in the contract and excludes any sales incentives and amounts collected on behalf of third parties. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price which may include freight or other contractually specified cost components. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

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

Note 3.     Acquisitions

Operating results of acquisitions are included in the Company’s financial statements from the date of acquisition and were not significant for the year ended December 31, 2020. Goodwill allocated in connection with the acquisitions is primarily attributable to synergies expected to arise after the Company’s acquisition of the businesses.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Acquisitions (Continued)
Fiscal year 2020 acquisitions

During the year ended December 31, 2020, the Company acquired Yerbalatina and the remaining 70% interest in Anco Animal Nutrition Competence GmbH (“Anco”) for an aggregate cash consideration of $15 million. The aggregate cash consideration of these acquisitions plus the $3 million acquisition-date value of the Company’s previously held equity interest in Anco, were allocated as follows:

(In millions)
Working capital	$16
Property, plant, and equipment	1
Goodwill	2
Long-term liabilities	(1)
Aggregate cash consideration plus acquisition-date fair value of previously held equity interest	$18

The Company recognized a pre-tax gain of $2 million on the Anco transaction, representing the difference between the carrying value and acquisition-date fair value of the Company’s previously held equity interest. The acquisition-date fair value was determined based on a discounted cash flow analysis using market participant assumptions (a Level 3 measurement under applicable accounting standards).

Fiscal year 2019 acquisitions

During the year ended December 31, 2019, the Company acquired Neovia SAS (“Neovia”), Florida Chemical Company (“FCC”), The Ziegler Group (“Ziegler”), and the remaining 50% interest in Gleadell Agriculture Ltd (“Gleadell”), for an aggregate cash consideration of $2.0 billion. The aggregate cash consideration of these acquisitions, net of $95 million in cash acquired, plus the $15 million acquisition-date value of the Company’s previously held equity interest in Gleadell, was allocated as follows:

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

The Company recognized a pre-tax gain of $4 million on the Gleadell transaction, representing the difference between the carrying value and acquisition-date fair value of the Company’s previously held equity interest. The acquisition-date fair value was determined based on a discounted cash flow analysis using market participant assumptions (a Level 3 measurement under applicable accounting standards).

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

Fiscal year 2018 acquisitions

During the year ended December 31, 2018, the Company acquired Probiotics International Limited (also known as Protexin), a British-based provider of probiotic supplements for human, pet, and production-animal uses, Rodelle Inc., a premium originator, processor and supplier of vanilla products, and certain soybean origination, crushing, refining, and bottling assets of Brazil-based Algar Agro, for an aggregate cash consideration of $506 million. The aggregate cash consideration of these acquisitions, net of $42 million in cash acquired, was allocated as follows:

(In millions)
Working capital	$30
Property, plant, and equipment	133
Goodwill	187
Other intangible assets	132
Other long-term assets	6
Deferred tax liabilities	(15)
Noncontrolling interest	(9)
Aggregate cash consideration, net of cash acquired	$464

The acquisitions of Protexin and Rodelle Inc. expand the Company’s wide portfolio of health and wellness offerings for both human and animal nutrition consumers.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019.

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$5,758	$2,183	$7,941
Unrealized derivative gains:
Commodity contracts	—	1,905	859	2,764
Foreign exchange contracts	—	283	—	283
Interest rate contracts	—	61	—	61
Cash equivalents	297	—	—	297
Marketable securities	1	—	—	1
Segregated investments	1,067	—	—	1,067
Total Assets	$1,365	$8,007	$3,042	$12,414
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$1,116	$918	$2,034
Foreign exchange contracts	—	535	—	535
Interest rate contracts	—	15	—	15
Debt conversion option	—	—	34	34
Inventory-related payables	—	498	11	509
Total Liabilities	$—	$2,164	$963	$3,127

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

The Company had deferred consideration under its accounts receivable securitization programs (the “Programs”) which represented notes receivable from the purchasers under the Programs (see Note 19).  This amount was reflected in other current assets on the consolidated balance sheet (see Note 6).  The Company carried the deferred consideration at fair value determined by calculating the expected amount of cash to be received.  The fair value was principally based on observable inputs (a Level 2 measurement) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate.  Receipt of deferred consideration was not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which have historically been insignificant.

The debt conversion option is the equity linked embedded derivative related to the exchangeable bonds described in Note 10. The fair value of the embedded derivative is included in long-term debt, with changes in fair value recognized as interest, and is valued with the assistance of a third-party pricing service (a level 3 measurement under applicable accounting standards).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)
The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019.

	Level 3 Fair Value Assets Measurements at December 31, 2020
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2019	$1,477	$201	$1,678
Total increase (decrease) in net realized/unrealized gains included in cost of products sold	146	938	1,084
Purchases	14,185	—	14,185
Sales	(13,852)	—	(13,852)
Settlements	—	(257)	(257)
Transfers into Level 3	290	70	360
Transfers out of Level 3	(63)	(93)	(156)
Ending balance, December 31, 2020 (1)	$2,183	$859	$3,042

(1) Includes increase in unrealized gains of $1.7 billion relating to Level 3 assets still held at December 31, 2020.

	Level 3 Fair Value Liabilities Measurements at December 31, 2020
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total
	(In millions)
Balance, December 31, 2019	$27	$199	$—	$226
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense	—	1,729	17	1,746
Purchases/Issuance of debt conversion option	20	—	17	37
Sales	(36)	—	—	(36)
Settlements	—	(1,059)	—	(1,059)
Transfers into Level 3	—	112	—	112
Transfers out of Level 3	—	(63)	—	(63)
Ending balance, December 31, 2020 (1)	$11	$918	$34	$963

(1) Includes increase in unrealized losses of $1.8 billion relating to Level 3 liabilities still held at December 31, 2020.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)

	Level 3 Fair Value Assets Measurements at December 31, 2019
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2018	$1,515	$155	$1,670
Total increase (decrease) in net realized/unrealized gains included in cost of products sold	327	417	744
Purchases	10,833	—	10,833
Sales	(11,167)	—	(11,167)
Settlements	—	(421)	(421)
Transfers into Level 3	108	74	182
Transfers out of Level 3	(139)	(24)	(163)
Ending balance, December 31, 2019 (1)	$1,477	$201	$1,678

(1) Includes increase in unrealized gains of $900 million relating to Level 3 assets still held at December 31, 2019.

	Level 3 Fair Value Liabilities Measurements at December 31, 2019
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
	(In millions)
Balance, December 31, 2018	$18	$245	$263
Total increase (decrease) in net realized/unrealized losses included in cost of products sold	(1)	398	397
Purchases	48	—	48
Sales	(38)	—	(38)
Settlements	—	(451)	(451)
Transfers into Level 3	—	51	51
Transfers out of Level 3	—	(44)	(44)
Ending balance, December 31, 2019 (1)	$27	$199	$226

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2020 and 2019.  The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with basis, the unobservable component as of December 31, 2020 is a weighted average 4.3% of the total price for assets and 13.7% of the total price for liabilities.

	Weighted Average % of Total Price
	December 31, 2020		December 31, 2019
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	4.3%	13.7%	28.2%	14.7%
Transportation cost	10.6%	—%	24.7%	—%
Commodity Derivative Contracts
Basis	28.3%	0.7%	16.0%	20.2%
Transportation cost	1.9%	1.3%	9.7%	3.1%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$283	$270	$125	$120
Commodity Contracts	2,764	2,034	478	574
Debt Conversion Option	—	34	—	—
Total	$3,047	$2,338	$603	$694

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2020, 2019, and 2018.

		Cost of	Other expense (income) - net
		products		Interest
(In millions)	Revenues	sold		Expense
For the Year Ended December 31, 2020
Consolidated Statement of Earnings	$64,355	$59,902	$(278)	$339

Pre-tax gains (losses) on:
Foreign Currency Contracts	$28	$(496)	$(153)	$—
Commodity Contracts	—	(68)	—
Debt Conversion Option	—	—	—	(17)
Total gain (loss) recognized in earnings	$28	$(564)	$(153)	$(17)	$(706)

For the Year Ended December 31, 2019
Consolidated Statement of Earnings	$64,656	$60,509	$7	$402

Pre-tax gains (losses) on:
Foreign Currency Contracts	$9	$32	$(21)	$—
Commodity Contracts	—	24	—	—
Total gain (loss) recognized in earnings	$9	$56	$(21)	$—	$44

For the Year Ended December 31, 2018
Consolidated Statement of Earnings	$64,341	$60,160	$101	$364

Pre-tax gains (losses) on:
Foreign Currency Contracts	$5	$(139)	$(177)	$—
Commodity Contracts	—	258	—	—
Total gain (loss) recognized in earnings	$5	$119	$(177)	$—	$(53)

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

Derivatives Designated as Cash Flow, Fair Value or Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of December 31, 2020 and certain derivatives designated as cash flow, fair value, and net investment hedges as of December 31, 2019.

For derivative instruments that were designated and qualify as fair value hedges, changes in the fair value of the hedging instrument and changes in the fair value of the hedged item were recognized in the consolidated statement of earnings during the period.

The Company used interest rate swaps designated as fair value hedges to protect the fair value of $496 million in fixed-rate debt due to changes in interest rates. The terms of the interest rate swaps matched the terms of the underlying debt. At December 31, 2019, the Company had $3 million other current assets representing the fair value of the interest rate swaps and a corresponding increase in the underlying debt for the same amount with no net impact to earnings. In June 2020, the Company redeemed the debt and recorded a gain of $8 million from the termination of the swaps.
For derivative instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested.
The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $1.3 billion and $1.2 billion as of December 31, 2020 and 2019, respectively, and foreign exchange forwards with an aggregate notional amount of $1.8 billion as of December 31, 2020.
As of December 31, 2020 and 2019, the Company had after-tax losses of $202 million and after-tax gains of $6 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

For derivative instruments that are designated and qualify as highly-effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flow that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of AOCI and as an operating activity in the statement of cash flows and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings.  Hedge components excluded from the assessment of effectiveness and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

The Company’s structured trade finance programs use interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in revenues over the period in which the related interest payments are paid to the banks. The amounts are recorded in revenues as the related results are also recorded in revenues. As of December 31, 2020 and 2019, the Company had interest rate swaps maturing on various dates with aggregate notional amounts of $3.3 billion and $4.7 billion, respectively.

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. During the year ended December 31, 2020, the Company executed swap locks maturing on various dates with an aggregate notional amount of $550 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
At December 31, 2020 and 2019, the Company had after-tax gains of $31 million and after-tax losses of $43 million in AOCI, respectively, related to the interest rate swaps and swap locks. The Company expects to recognize amounts deferred in AOCI in its consolidated statement of earnings during the life of the instruments.

For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of December 31, 2020 and 2019, the Company had $119 million of after-tax gains and $5 million of after-tax losses in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $119 million of the 2020 after-tax gains in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 72 million bushels of corn per month.  Due to the temporarily idled dry mill assets, the Company is currently grinding approximately 56 million bushels of corn per month.  During the past 12 months, the Company hedged between 20% and 38% of its monthly grind.  At December 31, 2020, the Company had designated hedges representing between 20% to 33% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol. During the past 12 months, the Company hedged between 0 and 28 million gallons of ethanol sales per month under these programs.  At December 31, 2020, the Company had no hedges related to ethanol sales.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 27% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. The Company has designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$—	$265	$13	$5
Interest Rate Contracts	61	15	3	43
Total	$61	$280	$16	$48

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2020, 2019, and 2018.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
For the Year Ended December 31, 2020
Consolidated Statement of Earnings	$64,355	$59,902	$339	$(278)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Interest Contracts	(75)	$—	$(2)	$—
Commodity Contracts	7	27	—	(2)
Total gain (loss) recognized in earnings	$(68)	$27	$(2)	$(2)	$(45)

For the Year Ended December 31, 2019
Consolidated Statement of Earnings	$64,656	$60,509	402	$7

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Interest Rate Contracts	$—	$—	$1	$(46)
Commodity Contracts	(44)	(11)	—	—
Total gain (loss) recognized in earnings	$(44)	$(11)	$1	$(46)	$(100)

For the Year Ended December 31, 2018
Consolidated Statement of Earnings	$64,341	$60,160	$364	$101

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Interest Rate Contracts	$—	$—	$1	$—
Commodity Contracts	36	(113)	—	—
Total gain (loss) recognized in earnings	$36	$(113)	$1	$—	$(76)

Other Net Investment Hedging Strategies

The Company has designated €1.5 billion and €1.7 billion of its outstanding long-term debt and commercial paper borrowings at December 31, 2020 and 2019, respectively, as hedges of its net investment in a foreign subsidiary. As of December 31, 2020 and 2019, the Company had after-tax losses of $87 million and after-tax gains of $7 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2020	December 31, 2019
	(In millions)
Unrealized gains on derivative contracts	$3,108	$619
Deferred receivables consideration	—	446
Margin deposits and grain accounts	500	111
Customer omnibus receivable	860	1,014
Financing receivables - net (1)	297	395
Insurance premiums receivable	35	41
Prepaid expenses	290	318
Biodiesel tax credit	101	541
Tax receivables	680	579
Non-trade receivables (2)	218	369
Other current assets	135	167
	$6,224	$4,600

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $4 million and $3 million at December 31, 2020 and 2019, respectively. Interest earned on financing receivables of $20 million, $27 million, and $26 million for the years ended December 31, 2020, 2019, and 2018, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $40 million and $81 million of reinsurance recoverables as of December 31, 2020 and 2019, respectively.

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2020	December 31, 2019
	(In millions)
Unrealized losses on derivative contracts	$2,584	$742
Accrued compensation	396	300
Income tax payable	41	72
Other taxes payable	127	120
Biodiesel tax credit payable	5	332
Insurance claims payable	238	284
Contract liability	626	604
Other accruals and payables	926	1,088
	$4,943	$3,542

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which ADM has the ability to exercise significant influence, including the Company’s 22.2% and 24.8% share ownership in Wilmar as of December 31, 2020 and 2019, respectively.  The Company had 60 and 63 unconsolidated domestic and foreign affiliates as of December 31, 2020 and 2019, respectively.  The following table summarizes the combined balance sheets as of December 31, 2020 and 2019, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2020, 2019, and 2018.

	December 31
(In millions)	2020	2019
Current assets	$29,508	$26,695
Non-current assets	23,853	22,627
Current liabilities	(25,969)	(23,580)
Non-current liabilities	(7,191)	(5,913)
Noncontrolling interests	(1,075)	(1,066)
Net assets	$19,126	$18,763

	Year Ended December 31
(In millions)	2020	2019	2018
Revenues	$59,195	$50,596	$53,143
Gross profit	5,070	5,334	5,118
Net income	2,093	1,455	1,881

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2020 is $2.6 billion.  The Company’s investment in Wilmar has a carrying value of $3.6 billion as of December 31, 2020, and a market value of $5.0 billion based on quoted market price converted to U.S. dollars at the applicable exchange rate at December 31, 2020.

The Company provides credit facilities totaling $106 million to five unconsolidated affiliates.  Two facilities that bear interest between 0.00% and 2.46% have a total outstanding balance of $36 million. The other three facilities have no outstanding balance as of December 31, 2020.  The outstanding balance is included in other current assets in the accompanying consolidated balance sheet.

Net sales to unconsolidated affiliates during the years ended December 31, 2020, 2019, and 2018 were $4.7 billion, $4.9 billion, and $5.6 billion, respectively.

Accounts receivable due from unconsolidated affiliates as of December 31, 2020 and 2019 was $197 million and $156 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses, by segment, are set forth in the following table.

	December 31, 2020	December 31, 2019
	(In millions)
Ag Services and Oilseeds	$212	$206
Carbohydrate Solutions	263	261
Nutrition	2,972	2,914
Other Business	4	4
Total	$3,451	$3,385

The changes in goodwill during the year ended December 31, 2020 related to foreign currency translation.

The following table sets forth the other intangible assets:

				December 31, 2020			December 31, 2019
	Useful			Gross	Accumulated		Gross	Accumulated
	Life			Amount	Amortization	Net	Amount	Amortization	Net
	(In years)			(In millions)
Intangible assets with indefinite lives:
Trademarks/brands				$429	$—	$429	$440	$—	$440
Other				1	—	1	1	—	1

Intangible assets with definite lives:
Trademarks/brands	5	to	20	39	(16)	23	35	(13)	22
Customer lists	5	to	30	1,196	(390)	806	1,194	(310)	884
Computer software	1	to	8	464	(354)	110	425	(305)	120
Land rights	2	to	50	177	(35)	142	168	(30)	138
Other intellectual property	6	to	20	241	(79)	162	238	(56)	182
Recipes and other	3	to	35	489	(200)	289	538	(234)	304
Total				$3,036	$(1,074)	$1,962	$3,039	$(948)	$2,091

Aggregate amortization expense was $173 million, $165 million, and $129 million for the years ended December 31, 2020, 2019, and 2018, respectively. The estimated future aggregate amortization expense for the next five years is $188 million, $178 million, $164 million, $153 million, and $132 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

The Company’s long-term debt consisted of the following:

Debt Instrument
Interest Rate	Face Amount		Due Date	December 31, 2020	December 31, 2019
				(In millions)
2.5% Notes	$1 billion		2026	$995	$994

3.25% Notes	$1 billion		2030	987	—

1% Notes	€650 million		2025	789	723

1.75% Notes	€600 million		2023	731	669

4.5% Notes	$600 million		2049	588	587

2.75% Notes	$500 million		2025	493	—

5.375% Debentures	$432 million	(4)	2035	424	461

3.75% Notes	$408 million	(1)	2047	402	493

5.935% Debentures	$336 million	(6)	2032	333	379

0% Bonds	$300 million		2023	330	—

5.765% Debentures	$297 million	(5)	2041	297	378

4.535% Debentures	$383 million	(3)	2042	281	384

4.016% Debentures	$371 million	(2)	2043	255	389

7% Debentures	$160 million	(11)	2031	159	163

6.95% Debentures	$157 million	(10)	2097	154	155

7.5% Debentures	$147 million	(12)	2027	146	150

6.625% Debentures	$144 million	(8)	2029	144	159

6.75% Debentures	$103 million	(9)	2027	103	117

6.45% Debentures	$103 million	(7)	2038	102	126

4.479% Debentures	$516 million		2021	—	500

3.375% Notes	$400 million		2022	—	398

Other				174	454
Total long-term debt including current maturities				7,887	7,679
Current maturities				(2)	(7)
Total long-term debt				$7,885	$7,672

(1) $500 million face amount in 2019    (10) $159 million face amount in 2019
(2) $570 million face amount in 2019    (11) $164 million face amount in 2019
(3) $528 million face amount in 2019    (12) $150 million face amount in 2019
(4) $470 million face amount in 2019
(5) $378 million face amount in 2019
(6) $383 million face amount in 2019
(7) $127 million face amount in 2019
(8) $160 million face amount in 2019
(9) $118 million face amount in 2019

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

During the second half of 2020, the global credit market stabilized with corporate credit spreads below pre-pandemic levels. Continued actions by central banks provided additional support in both the short-term and long-term funding markets further stabilizing corporate credit markets. Low benchmark yields and favorable credit spreads coupled with continued strong cash flow generation during the second half of the year presented opportunities for ADM to re-balance the Company’s liability portfolio to pre-pandemic levels. Starting in June 2020, ADM began a series of liability management transactions including multiple early debt redemptions and the $665 million debt tender in September 2020 to capitalize on all-time low interest rates:

In June 2020, the Company redeemed $495 million aggregate principal amount of 4.479% debentures due in 2021 and recognized a debt extinguishment charge of $14 million in the year ended December 31, 2020.

In September 2020, the Company redeemed $400 million aggregate principal amount of 3.375% notes due in 2022 and recognized a debt extinguishment charge of $19 million in the year ended December 31, 2020.

In September 2020, the Company repurchased $665 million aggregate principal amount of certain of its outstanding notes and debentures (the “Debentures”) validly tendered and not withdrawn. Pursuant to the terms of its cash tender offers, the Company paid aggregate total consideration of $933 million for the Debentures accepted for repurchase. The cash tender offers were partially financed by the proceeds of the exchangeable bonds issued by the Company's wholly-owned subsidiary, ADM Ag Holding Limited (“ADM Ag”), on August 26, 2020 as discussed below. The Company recognized a debt extinguishment charge of $370 million in the year ended December 31, 2020 which consisted of make-whole premiums and the write-off of debt issuance costs.

In September 2020 and November 2020, the Company’s wholly-owned subsidiary, ADM Germany GmbH, redeemed private placement notes due in 2021 and 2024 totaling $200 million aggregate principal amount and recognized a debt extinguishment charge of $6 million in the year ended December 31, 2020.

On August 26, 2020, ADM Ag issued $300 million aggregate principal amount of zero coupon exchangeable bonds (the “Bonds”) due in 2023 to non-U.S. persons outside of the U.S. Subject to and upon compliance with the terms and conditions of the Bonds and any conditions, procedures, and certifications prescribed thereunder, the Bonds will be exchangeable for ordinary shares of Wilmar International Limited (“Wilmar”) currently held by the Company’s consolidated subsidiaries. Effective October 6, 2020, holders of the Bonds will be entitled to receive 50,597.0453 Wilmar shares (the “Exchange Property per Bond”) for each $200,000 principal amount of the Bonds, on the exercise of their exchange rights, subject to dividend adjustments. Effective February 26, 2022, ADM Ag has the option to call the outstanding Bonds at their principal amount if the value of the Exchange Property per Bond exceeds 120% of the principal amount for 20 consecutive trading days. The Company accounts for the Bond’s exchange feature as an equity-linked embedded derivative that is not clearly and closely related to the host debt instrument since it is indexed to Wilmar’s stock. The Company unconditionally and irrevocably guarantees the payment of all sums payable and the performance of all of ADM Ag’s other obligations under the Bonds. In contemplation of the issuance of the Bonds, Archer Daniels Midland Asia-Pacific Limited, the Company’s wholly-owned subsidiary that holds shares in Wilmar, entered into a stock borrowing and lending agreement with a financial institution.

Discount amortization expense, net of premium amortization, of $13 million, $12 million, and $10 million for the years ended December 31, 2020, 2019, and 2018, respectively, are included in interest expense related to the Company’s long-term debt.

At December 31, 2020, the fair value of the Company’s long-term debt exceeded the carrying value by $1.6 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2020, are $2 million, $0 million, $1.1 billion, $1 million, and $1.3 billion, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)
At December 31, 2020, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $10.2 billion, of which $6.6 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2020 and 2019, were 0.45% and 1.23%, respectively.  Of the Company’s total lines of credit, $5.0 billion supported the commercial paper borrowing programs, against which there was $1.7 billion of commercial paper outstanding at December 31, 2020.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2020.

The Company had outstanding standby letters of credit and surety bonds at December 31, 2020 and 2019, totaling $1.2 billion and $1.4 billion, respectively.

The Company has accounts receivable securitization programs (the “Programs”).  The Programs provide the Company with up to $1.8 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2020, the Company utilized $1.6 billion of its facility under the Programs (see Note 19 for more information on the Programs).
Note 11.     Stock Compensation

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 2020 Incentive Compensation Plan.  These options are issued at market value on the date of grant, vest incrementally over one year to five years, and expire ten years after the date of grant.

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model.  The volatility assumption used in the Black-Scholes single option pricing model is based on the historical volatility of the Company’s stock.  The volatility of the Company’s stock was calculated based upon the monthly closing price of the Company’s stock for the period immediately prior to the date of grant corresponding to the average expected life of the grant.  The average expected life represents the period of time that option grants are expected to be outstanding.  The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants.  The assumptions used in the Black-Scholes single option pricing model for 2019 and 2018 were as follows. No options were granted in 2020.

	Year Ended December 31
	2020	2019	2018
Dividend yield	—%	3%	3%
Risk-free interest rate	—%	2%	2%
Stock volatility	—%	22%	23%
Average expected life (years)	—	6	6

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)
A summary of option activity during 2020 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at December 31, 2019	8,048	$35.20
Granted	—	0.00
Exercised	(1,778)	27.41
Forfeited or expired	(1)	34.52
Shares under option at December 31, 2020	6,269	$37.40

Exercisable at December 31, 2020	5,801	$37.74

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2020, is 4 years and 4 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2020, is $77 million and $69 million, respectively.  The weighted-average grant-date fair values of options granted during the years ended December 31, 2019, and 2018 were $7.88, and $6.95, respectively.  The total intrinsic values of options exercised during the years ended December 31, 2020, 2019, and 2018, were $32 million, $15 million, and $36 million, respectively.  Cash proceeds received from options exercised during the years ended December 31, 2020, 2019, and 2018, were $49 million, $27 million, and $55 million, respectively.

At December 31, 2020, unrecognized compensation expense related to option grants to be recognized as compensation expense during the next year was immaterial.

The Company’s 2020 Incentive Compensation Plan provides for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2020 Incentive Compensation Plan also provides for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a restriction period of three years.  The awards for PSUs are made in common stock units and vest at the end of a vesting period of three years subject to the attainment of certain future service and performance criteria based on the Company’s adjusted return on invested capital (ROIC), adjusted earnings before taxes, interest, and depreciation and amortization (EBITDA), and total shareholder return (TSR).  During the years ended December 31, 2020, 2019, and 2018, 2.7 million, 2.6 million, and 2.5 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2020, there were 19.4 million shares available for future grants pursuant to the 2020 plan.

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The fair value of PSUs is based on the weighted-average values of adjusted ROIC, adjusted EBITDA, and TSR. The adjusted ROIC and adjusted EBITDA fair value is determined based on the market value of the Company’s shares on the grant date while the TSR fair value is determined using the Monte Carlo simulation. The weighted-average grant-date fair values of awards granted during the years ended December 31, 2020, 2019, and 2018 were $45.59, $42.11, and $42.72, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)
A summary of Restricted Stock Awards and PSUs activity during 2020 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested at December 31, 2019	6,722	$42.97
Granted	2,732	45.59
Vested	(1,417)	44.49
Forfeited	(665)	43.95
Non-vested at December 31, 2020	7,372	$43.56

At December 31, 2020, there was $107 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $67 million, $34 million, and $6 million, respectively. The total grant-date fair value of Restricted Stock Awards that vested during the year ended December 31, 2020 was $63 million.

Compensation expense for option grants, Restricted Stock Awards, and PSUs granted to employees is generally recognized on a straight-line basis during the service period of the respective grant.  Certain of the Company’s option grants, Restricted Stock Awards, and PSUs continue to vest upon the recipient’s retirement from the Company and compensation expense related to option grants and Restricted Stock Awards granted to retirement-eligible employees is recognized in earnings on the date of grant.  Compensation expense for PSUs is based on the probability of meeting the performance criteria. The Company recognizes forfeitures as they occur.

Total compensation expense for option grants, Restricted Stock Awards, and PSUs recognized during the years ended December 31, 2020, 2019, and 2018 was $151 million, $89 million, and $109 million, respectively. Changes in incentive compensation expense are primarily caused by the level of attainment of the PSU performance criteria described above.
Note 12.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

(In millions)	Year Ended December 31
	2020	2019	2018

(Gain) loss on sales of assets and businesses	$(161)	$39	$(43)
Pension settlement	—	—	117
Other – net	(117)	(32)	27
	$(278)	$7	$101

Individually significant items included in the table above are:

Gain on sales of assets for the year ended December 31, 2020 included a gain on the sale of a portion of the Company’s shares in Wilmar, an investment revaluation gain, and net gains on the sale of certain other assets and disposals of individually insignificant assets in the ordinary course of business. Gain (loss) on sales of assets for the year ended December 31, 2019 included a loss on the sale of the Company’s equity investment in CIP, partially offset by gains on the sale of certain other assets, and step-up gains on equity investments. Gain on sales of assets and businesses for the year ended December 31, 2018 included gains on the sale of the Company’s oilseeds operations in Bolivia and an equity investment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Other (Income) Expense – Net (Continued)
Pension settlement for the year ended December 31, 2018 related to the purchase of a group annuity contract that irrevocably transferred the future benefit obligations and annuity administration for certain retirees under the Company’s ADM Retirement Plan.

Realized gains and losses on sales of available-for-sale marketable securities were immaterial for all periods presented.

Other - net for the year ended December 31, 2020 included the non-service components of net pension benefit income of $33 million, foreign exchange gains, and other income. Other - net for the year ended December 31, 2019 included other income and the non-service components of net pension benefit income of $15 million, partially offset by foreign exchange losses. Other - net for the year ended December 31, 2018 included foreign exchange losses partially offset by other income and the non-service components of net benefit income of $10 million.

Note 13.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended
(In millions)	December 31
	2020	2019	2018

United States	$442	$756	$972
Foreign	1,441	832	1,088
	$1,883	$1,588	$2,060

Significant components of income taxes are as follows:

(In millions)	Year Ended December 31
	2020	2019	2018
Current
Federal	$(164)	$37	$96
State	4	11	25
Foreign	186	181	171
Deferred
Federal	41	47	(55)
State	(10)	1	(16)
Foreign	44	(68)	24
	$101	$209	$245

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2020	December 31, 2019
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$903	$1,012
Intangibles	334	286
Right of use assets	223	220
Equity in earnings of affiliates	64	72
Inventory reserves	25	32
Debt exchange	53	80
Reserves and other accruals	195	20
Other	173	109
	$1,970	$1,831
Deferred tax assets
Pension and postretirement benefits	$163	$155
Lease liabilities	227	225
Stock compensation	80	62
Foreign tax loss carryforwards	470	411
Capital loss carryforwards	70	62
State tax attributes	79	74
Reserves and other accruals	42	—
Other	136	147
Gross deferred tax assets	1,267	1,136
Valuation allowances	(339)	(325)
Net deferred tax assets	$928	$811

Net deferred tax liabilities	$1,042	$1,020

The net deferred tax liabilities are classified as follows:
Noncurrent assets (foreign)	$260	$174
Noncurrent liabilities	(957)	(969)
Noncurrent liabilities (foreign)	(345)	(225)
	$(1,042)	$(1,020)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended
	December 31
	2020	2019	2018

Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.3)	0.6	0.3
Foreign earnings taxed at rates other than the U.S. statutory rate	(4.5)	(0.9)	(1.5)
Foreign currency effects/remeasurement	(1.1)	0.7	(1.9)
Income tax adjustment to filed returns	(0.4)	0.2	(1.9)
Tax benefit on U.S. biodiesel credits	(3.3)	(7.5)	(2.3)
Tax benefit on U.S. railroad credits	(8.0)	(3.6)	—
Tax on Global Intangible Low Taxed Income (GILTI)	2.9	1.4	1.0
Tax benefit on Foreign Derived Intangible Income Deduction (FDII)	(0.1)	—	(1.0)
U.S. tax reform impacts	(0.3)	0.4	(1.1)
Other	(0.5)	0.9	(0.7)
Effective income tax rate	5.4%	13.2%	11.9%

The effective tax rate for 2020 was impacted by changes in the geographic mix of earnings and U.S. tax credits, mainly the railroad maintenance tax credit, and GILTI. The effective tax rate for 2019 was impacted by U.S. tax credits, including the 2018 and 2019 biodiesel tax credit and the railroad maintenance tax credit, signed into law in December 2019. The effective tax rate for 2018 included the 2017 biodiesel tax credit recorded in the first quarter of 2018 and the additional true-up adjustments related to the 2017 U.S. tax reform, along with certain favorable discrete tax items.
The foreign rate differential was primarily due to lower tax rates from the Company’s operations in Switzerland, Asia, and the Caribbean. The Company’s foreign earnings, which were taxed at rates lower than the U.S. rate and generated from these jurisdictions, were 59%, 61%, and 56% of its foreign earnings before taxes in fiscal years 2020, 2019, and 2018, respectively.
Undistributed earnings of the Company’s foreign subsidiaries and corporate joint ventures were approximately $12.5 billion at December 31, 2020. Because these undistributed earnings continue to be indefinitely reinvested in foreign operations, no income taxes, other than the transition tax, the U.S. tax on undistributed Subpart F, and the minimum tax on GILTI, have been provided after the Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed earnings of foreign subsidiaries and corporate joint ventures not subject to the transition tax.
The Company has elected to pay the one-time transition tax on accumulated foreign earnings over eight years. As of December 31, 2020, the Company’s remaining transition tax liability was $164 million, which will be paid in installments through 2025
The Company incurred U.S. taxable income of $259 million, $105 million, and $101 million related to GILTI and deducted $12 million, $1 million, and $101 million related to FDII in fiscal years 2020, 2019, and 2018 respectively. The Company made an accounting policy election to treat GILTI as a period cost. The Company has recorded and will continue to record the impact of tax reform items as U.S. tax authorities issue Treasury Regulations and other guidance addressing tax reform-related changes. It is also reasonable to expect that global taxing authorities will be reviewing their current legislation for potential modifications in reaction to the implementation of the Act. The additional guidance, along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company’s net income or cash flow.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
The Company had $470 million and $411 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at December 31, 2020 and 2019, respectively.  As of December 31, 2020, approximately $357 million of these assets have no expiration date, and the remaining $113 million expire at various times through fiscal 2029.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $197 million and $193 million against these tax assets at December 31, 2020 and 2019, respectively, due to the uncertainty of their realization.

The Company had $70 million and $62 million of tax assets related to foreign capital loss carryforwards at December 31, 2020 and 2019, respectively.  The Company has recorded a valuation allowance of $70 million and $62 million against these tax assets at December 31, 2020 and 2019, respectively.

The Company had $79 million and $74 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2020 and 2019, the majority of which will expire between 2021 and 2025. Due to the uncertainty of realization, the Company recorded a valuation allowance of $72 million and $70 million related to state income tax assets net of federal tax benefit as of December 31, 2020 and 2019, respectively.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2016, 2017, 2018, 2019, and 2020.

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2020 and 2019 as follows:

	Unrecognized Tax Benefits
	December 31, 2020	December 31, 2019
	(In millions)
Beginning balance	$130	$107
Additions related to current year’s tax positions	2	8
Additions related to prior years’ tax positions	37	—
Additions (adjustments) related to acquisitions	(1)	32
Reductions related to prior years’ tax positions	(3)	(14)
Reductions related to lapse of statute of limitations	(9)	(2)
Settlements with tax authorities	(5)	(1)
Ending balance	$151	$130

The additions and reductions in unrecognized tax benefits shown in the table included effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow. At December 31, 2020 and 2019, the Company had accrued interest and penalties on unrecognized tax benefits of $33 million and $26 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various jurisdictions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $151 million on the tax expense for that period.

Between 2011 and 2019, the Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011. As of December 31, 2020, these assessments totaled $10 million in tax and up to $42 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2011. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2013, and estimates that these potential assessments could be approximately $31 million in tax and $27 million in interest (adjusted for variation in currency exchange rates as of December 31, 2020).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an uncertain tax liability for this assessment because it has concluded that it is more likely than not to prevail on the matter based upon its technical merits and because the taxing jurisdiction’s process does not provide a mechanism for settling at less than the full amount of the assessment. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2013.

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of December 31, 2020, this assessment was $99 million in tax and $38 million in interest (adjusted for variation in currency exchange rates). In September 2019, the Company received an interim decision on its appeal which directed the parties to work toward a settlement. In April 2020, the court issued a ruling unfavorable to the Company and in October 2020, assigned a third party expert to establish a valuation by early 2021. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of gain recognized on the reorganization for tax purposes was appropriate. As of December 31, 2020, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

During the quarter ended June 30, 2020, the ongoing litigation between the Company’s wholly-owned subsidiary, ADM do Brasil Ltda., and the Brazilian Federal Revenue Service was favorably resolved without any tax due. The litigation related to assessments received with respect to the tax deductibility of commodity hedging losses and related expenses. The Company does not expect to receive any additional tax assessments with respect to this issue.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
Note 14.     Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 10 months to 49 years. The renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at December 31, 2020.

As an accounting policy election, the Company does not apply the recognition requirements of Topic 842 to short-term leases in all of its underlying asset categories. The Company recognizes short-term lease payments in earnings on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred. The Company also combines lease and non-lease contract components in all of its underlying asset categories as an accounting policy election.

The following table sets forth the amounts relating to the Company’s total lease cost and other information.

	Year Ended
	December 31, 2020	December 31, 2019
	(In millions)
Lease cost:
Operating lease cost	$315	$275
Short-term lease cost	101	99
Total lease cost	$416	$374

Other information:
Operating lease liability principal payments	$302	$209
Right-of-use assets obtained in exchange for new operating lease liabilities	$314	$302

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases (in years)	7	7
Weighted average discount rate - operating leases	4.2%	4.6%

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Leases (Continued)

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities as of December 31, 2020.

Undiscounted
Cash Flows
(In millions)
2021	$302
2022	268
2023	218
2024	156
2025	95
Thereafter	260
Total	1,299

Less interest (1)	(175)
Lease liability	$1,124

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

In April 2019, the Company announced an enhanced early retirement program for some eligible employees in the U.S. and Canada. As a result, the Company recognized a pension remeasurement charge of $48 million in the second quarter of 2019. Employees electing to retire early were also given the option to receive their benefit in the form of a lump sum payment which resulted in a pension settlement charge of $51 million during the second half of 2019.

In October 2018, the Company amended the ADM Retirement Plan (the “Plan”) and entered into a binding agreement to purchase a group annuity contract from The Prudential Insurance Company of America (“Prudential”), irrevocably transferring the future benefit obligations and annuity administration for approximately 3,800 retirees from the Plan to Prudential. The purchase of the group annuity contract, which was funded directed by the Plan’s assets, was completed on November 2, 2018 and reduced the Company’s pension obligations by approximately $528 million. As a result of the transaction, the Company recognized a non-cash pension settlement charge of approximately $117 million in the fourth quarter of 2018.

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

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in the Company’s stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 7 million shares of Company common stock at December 31, 2020, with a market value of $371 million.  Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2020 were $11 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
The following table sets forth the components of retirement plan expense for the years ended December 31, 2020, 2019, and 2018:

	Pension Benefits			Postretirement Benefits
(In millions)	Year Ended December 31			Year Ended December 31
	2020	2019	2018	2020	2019	2018
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$61	$58	$66	$1	$2	$2
Interest cost	70	82	93	4	5	5
Expected return on plan assets	(126)	(115)	(146)	—	—	—
Settlement charges	—	96	117	—	3	—
Curtailments	—	—	(1)	—	—	—
Amortization of actuarial loss	38	26	55	6	4	3
Amortization of prior service cost (credit)	(19)	(19)	(19)	(13)	(15)	(15)
Net periodic defined benefit plan expense	24	128	165	(2)	(1)	(5)
Defined contribution plans	54	58	50	—	—	—
Total retirement plan expense	$78	$186	$215	$(2)	$(1)	$(5)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2020 and 2019:

	Pension Benefits		Postretirement Benefits
	December 31 2020	December 31 2019	December 31 2020	December 31 2019
	(In millions)		(In millions)
Benefit obligation, beginning	$2,650	$2,323	$167	$144
Service cost	61	58	1	2
Interest cost	70	82	4	5
Actuarial loss (gain)	285	363	17	24
Employee contributions	2	2	—	—
Business combinations	—	26	—	3
Settlements	(17)	35	—	3
Benefits paid	(84)	(249)	(14)	(14)
Plan amendments	—	(2)	—	—
Foreign currency effects	47	12	(2)	—
Benefit obligation, ending	$3,014	$2,650	$173	$167

Fair value of plan assets, beginning	$2,018	$1,736	$—	$—
Actual return on plan assets	317	348	—	—
Employer contributions	85	166	14	14
Employee contributions	2	2	—	—
Settlements	(18)	(10)	—	—
Business combinations	—	7	—	—
Benefits paid	(84)	(249)	(14)	(14)
Foreign currency effects	17	18	—	—
Fair value of plan assets, ending	$2,337	$2,018	$—	$—

Funded status	$(677)	$(632)	$(173)	$(167)

Prepaid benefit cost	$29	$38	$—	$—
Accrued benefit liability – current	(19)	(18)	(16)	(16)
Accrued benefit liability – long-term	(687)	(652)	(157)	(151)
Net amount recognized in the balance sheet	$(677)	$(632)	$(173)	$(167)

The actuarial loss in the pension plans in 2020 and 2019 is primarily due to declines in the global bond yield.

Included in AOCI for pension benefits at December 31, 2020, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $113 million and unrecognized actuarial loss of $639 million.

Included in AOCI for postretirement benefits at December 31, 2020, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credit of $2 million and unrecognized actuarial loss of $57 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
The following table sets forth the principal assumptions used in developing net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	December 31 2020	December 31 2019	December 31 2020	December 31 2019
Discount rate	2.9%	3.9%	3.2%	4.3%
Expected return on plan assets	6.6%	6.5%	N/A	N/A
Rate of compensation increase	4.9%	4.9%	N/A	N/A
Interest crediting rate	2.2%	3.3%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2020	December 31 2019	December 31 2020	December 31 2019
Discount rate	2.3%	2.9%	2.3%	3.2%
Rate of compensation increase	4.8%	4.9%	N/A	N/A
Interest crediting rate	2.0%	2.2%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.6 billion, $2.5 billion, and $1.9 billion, respectively as of December 31, 2020, and $2.3 billion, $2.2 billion, and $1.6 billion, respectively, as of December 31, 2019.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $2.6 billion, $2.5 billion, and $1.9 billion, respectively, as of December 31, 2020 and $2.2 billion, $2.1 billion, and $1.5 billion, respectively, as of December 31, 2019.  The accumulated benefit obligation for all pension plans as of December 31, 2020 and 2019, was $2.9 billion and $2.6 billion, respectively.

For postretirement benefit measurement purposes, a 6.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2020.  The rate was assumed to decrease gradually to 4.5% by 2029 and remain at that level thereafter.

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

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2020 and 2019.

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$251	$—	$—	$251
Mutual funds	666	—	—	666
Corporate bonds	—	328	—	328
U.S. Treasury instruments	345	—	—	345
U.S. government agency, state and local government bonds	—	4	—	4
Other	—	9	—	9
Total assets	$1,262	$341	$—	$1,603

Common collective trust funds at NAV
U.S. equity				418
International equity				316
Total assets at fair value				$2,337

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$187	$—	$—	$187
Mutual funds	575	—	—	575
Corporate bonds	—	249	—	249
U.S. Treasury instruments	322	—	—	322
U.S. government agency, state and local government bonds	—	4	—	4
Other	—	9	—	9
Total assets	$1,084	$262	$—	$1,346

Common collective trust funds at NAV
U.S. equity				391
International equity				281
Total assets at fair value				$2,018

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2020(1)(2)	December 31 2019(2)
Equity securities	54%	53%
Debt securities	35%	36%
Other	11%	11%
Total	100%	100%

(1)The Company’s U.S. pension plans contain approximately 75% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 60% equity securities and 40% debt.  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation. The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 36% equity securities, 20% debt securities, and 44% in other investments.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)The Company’s pension plans did not directly hold any shares of Company common stock as of the December 31, 2020 and 2019 measurement dates.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
Investment objectives for the Company’s plan assets are to:

•Optimize the long-term return on plan assets at an acceptable level of risk.
•Maintain a broad diversification across asset classes and among investment managers.
•Maintain careful control of the risk level within each asset class.

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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $29 million to the pension plans and $16 million to the postretirement benefit plan during 2021.  The Company may elect to make additional discretionary contributions during this period.

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)
2021	$84	$16
2022	90	15
2023	96	14
2024	101	14
2025	108	13
2026-2030	620	50

Note 16.     Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2020 and 2019, the Company had approximately 160.0 million shares and 158.8 million shares, respectively, of its common shares in treasury.  Treasury stock of $5.2 billion and $5.3 billion at December 31, 2020 and 2019, respectively, is recorded at cost as a reduction of common stock, and treasury stock of $0.3 billion and $0.1 billion at December 31, 2020 and 2019, respectively, is recorded at cost as a reduction of retained earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)
The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2020 and 2019:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)
Balance at December 31, 2018	$(1,962)	$61	$(220)	$15	$(2,106)
Other comprehensive income before reclassifications	(220)	(191)	(89)	14	(486)
Gain (loss) on net investment hedges	35	—	—	—	35
Amounts reclassified from AOCI	7	100	(9)	(1)	97
Tax effect	(12)	18	50	(1)	55
Net of tax amount	(190)	(73)	(48)	12	(299)
Balance at December 31, 2019	$(2,152)	$(12)	$(268)	$27	$(2,405)
Other comprehensive income before reclassifications	29	209	(120)	(27)	91
Gain (loss) on net investment hedges	(398)	—	—	—	(398)
Amounts reclassified from AOCI	—	45	7	—	52
Tax effect	97	(57)	16	—	56
Net of tax amount	(272)	197	(97)	(27)	(199)
Balance at December 31, 2020	$(2,424)	$185	$(365)	$—	$(2,604)

The change in foreign currency translation adjustment in 2020 is primarily due to net investment hedges as discussed in Note 5 while the change in foreign currency translation adjustment in 2019 is primarily due to the U.S. dollar appreciation, impacting the Euro-denominated equities of the Company’s foreign subsidiaries.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)

	Amounts reclassified from AOCI Year Ended December 31			Affected line item in the consolidated statement of
Details about AOCI components	2020	2019	2018	earnings
	(In millions)
Foreign currency translation adjustment
	$—	$7	$(1)	Other income/expense
	—	—	—	Tax
	$—	$7	$(1)	Net of tax

Deferred loss (gain) on hedging activities
	$(27)	$11	$113	Cost of products sold
	2	46	(36)	Other income/expense
	2	(1)	(1)	Interest expense
	68	44	—	Revenues
	45	100	76	Total before tax
	7	(13)	(18)	Tax on reclassifications
	$52	$87	$58	Net of tax
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service losses (credit)	$(32)	$(26)	$(33)	Other (income) expense - net
Actuarial losses	39	17	65	Other (income) expense - net
	7	(9)	32	Total before tax
	(11)	18	(8)	Tax on reclassifications
	$(4)	$9	$24	Net of tax
Unrealized loss (gain) on investments
	$—	$(1)	$(2)	Other income/expense
	—	—	—	Tax on reclassifications
	$—	$(1)	$(2)	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 17.     Segment and Geographic Information

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)
The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. Structured trade finance’s activities include programs under which ADM prepays financial institutions, on a discounted basis, U.S. dollar-denominated letters of credit based on underlying commodity trade flows. This segment also includes the Company’s share of the results of its equity investment in Wilmar and its share of the results of its Pacificor, Stratas Foods LLC, Edible Oils Limited, Olenex Sarl, and SoyVen joint ventures. In August 2020, the Company sold a portion of its shares in Wilmar, decreasing its ownership interest from 24.8% as of December 31, 2019 to 22.2% as of December 31, 2020.

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers, as ethanol, or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A., Red Star Yeast Company, LLC, and Aston Foods and Food Ingredients.

The Nutrition segment serves various end markets including food, beverages, nutritional supplements, and feed and premix for livestock, aquaculture, and pet food. The segment engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. In January 2020, ADM acquired Yerbalatina, a natural plant-based extracts and ingredients manufacturer. In October 2020, the Company formally launched PlantPlus Foods, a 30% joint venture with Marfrig, one of the world’s leading beef producers and the world’s largest beef patty producer, that will offer a wide range of finished plant-based food products across North and South America, and entered into an agreement with Spiber Inc. (Spiber) to expand the production of Spiber’s innovative Brewed Protein™ polymers for use in apparel and other consumer products..

Other Business includes the Company’s financial business units related to futures commission and insurance activities.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)
Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, the results of early-stage start-up companies that ADM Ventures has investments in, and the Company’s share of the results of its equity investment in CIP, which was sold in December 2019.

Segment Information

	Year Ended
(In millions)	December 31
	2020	2019	2018
Gross revenues
Ag Services and Oilseeds	$55,667	$54,633	$56,591
Carbohydrate Solutions	9,423	11,154	11,421
Nutrition	5,959	5,786	3,836
Other	367	352	381
Intersegment elimination	(7,061)	(7,269)	(7,888)
Total	$64,355	$64,656	$64,341

Intersegment revenues
Ag Services and Oilseeds	$5,951	$5,892	$6,700
Carbohydrate Solutions	951	1,268	1,142
Nutrition	159	109	46
Total	$7,061	$7,269	$7,888

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$32,726	$31,705	$31,766
Crushing	9,593	9,479	10,319
Refined Products and Other	7,397	7,557	7,806
Total Ag Services and Oilseeds	49,716	48,741	49,891

Carbohydrate Solutions
Starches and Sweeteners	6,387	6,854	6,922
Vantage Corn Processors	2,085	3,032	3,357
Total Carbohydrate Solutions	8,472	9,886	10,279

Nutrition
Human Nutrition	2,812	2,745	2,571
Animal Nutrition	2,988	2,932	1,219
Total Nutrition	5,800	5,677	3,790

Other	367	352	381
Total	$64,355	$64,656	$64,341

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2020	2019	2018
Depreciation
Ag Services and Oilseeds	$351	$361	$372
Carbohydrate Solutions	305	320	328
Nutrition	114	113	80
Other	6	6	6
Corporate	27	27	26
Total	$803	$827	$812

Long-lived asset abandonments and write-downs(1)
Ag Services and Oilseeds	$8	$130	$40
Carbohydrate Solutions	—	1	—
Nutrition	13	—	11
Corporate	7	—	49
Total	$28	$131	$100

Interest income
Ag Services and Oilseeds	$39	$51	$45
Carbohydrate Solutions	—	—	1
Nutrition	2	1	2
Other	40	125	100
Corporate	7	15	14
Total	$88	$192	$162

Equity in earnings of affiliates
Ag Services and Oilseeds	$475	$378	$421
Carbohydrate Solutions	81	60	62
Nutrition	22	17	17
Corporate	1	(1)	18
Total	$579	$454	$518

(1) See Note 18 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2020	2019	2018
Segment Operating Profit
Ag Services and Oilseeds	$2,105	$1,935	$2,020
Carbohydrate Solutions	717	644	945
Nutrition	574	418	339
Other	52	85	58
Specified Items:
Gain on sales of assets and businesses(1)	83	12	13
Impairment, restructuring, exit, and settlement charges(2)	(76)	(146)	(102)
Total segment operating profit	3,455	2,948	3,273
Corporate	(1,572)	(1,360)	(1,213)
Earnings before income taxes	$1,883	$1,588	$2,060

(1) The gain in 2020 consisted of a gain on the sale of a portion of the Company’s shares in Wilmar and certain other assets. The gain in 2019 consisted of a gain on the sale of certain assets and a step-up gain on an equity investment. The gain in 2018 related to the sale of the Company’s oilseeds operations in Bolivia and certain other assets.

(2) The charges in 2020 related to the impairment of certain assets, restructuring, and settlement. The charges in 2019 primarily related to the impairment of certain assets. The charges in 2018 related to the impairment of certain assets, restructuring, and settlement.
.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

(In millions)	December 31
	2020	2019
Investments in and advances to affiliates
Ag Services and Oilseeds	$4,402	$4,662
Carbohydrate Solutions	392	363
Nutrition	102	98
Corporate	17	9
Total	$4,913	$5,132

Identifiable assets
Ag Services and Oilseeds	$24,792	$21,397
Carbohydrate Solutions	5,963	6,032
Nutrition	8,652	8,622
Other	7,152	5,661
Corporate	3,160	2,285
Total	$49,719	$43,997

(In millions)	Year Ended December 31
	2020	2019
Gross additions to property, plant, and equipment
Ag Services and Oilseeds	$261	$271
Carbohydrate Solutions	251	275
Nutrition	149	166
Other	8	2
Corporate	148	103
Total	$817	$817

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

	Year Ended
(In millions)	December 31
	2020	2019	2018
Revenues
United States	$25,986	$27,509	$28,726
Switzerland	13,819	13,016	12,911
Cayman Islands	3,958	4,374	5,724
Brazil	2,357	2,381	1,702
Mexico	2,244	2,068	1,627
Germany	1,979	2,026	2,179
Other Foreign	14,012	13,282	11,472
	$64,355	$64,656	$64,341

(In millions)	December 31
	2020	2019
Long-lived assets
United States	$6,329	$6,488
Brazil	781	869
Other Foreign	2,841	2,749
	$9,951	$10,106

Note 18.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

(In millions)	Year Ended December 31
	2020	2019	2018

Restructuring and exit costs (1)	$26	$161	$29
Impairment charge - equity method investment(2)	—	—	12
Impairment charge - goodwill and other intangible assets (3)	26	11	9
Impairment charge - other long-lived assets (4)	28	131	121
Total asset impairment, exit, and restructuring costs	$80	$303	$171

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Asset Impairment, Exit, and Restructuring Costs (Continued)
(1)Restructuring and exit costs for the year ended December 31, 2020 consisted of several individually insignificant restructuring charges totaling $17 million presented as specified items within segment operating profit and $9 million in Corporate. Restructuring and exit costs for the year ended December 31, 2019 consisted of restructuring and pension settlement and remeasurement charges of $159 million in Corporate primarily related to early retirement and reorganization initiatives and several individually insignificant restructuring charges presented as specified items within segment operating profit. Restructuring and exit costs for the year ended December 31, 2018 consisted of restructuring charges of $24 million in Corporate primarily related to the reorganization of IT services in Corporate and several individually insignificant restructuring charges presented as specified items within segment operating profit.
(2)Impairment charge - equity method investment consisted of an impairment charge on an equity investment presented as a specified item within segment operating profit.
(3)Impairment charge - goodwill and other intangible assets for the year ended December 31, 2020 consisted of $26 million of an intangible asset impairment in Ag Services and Oilseeds presented as specified items within segment operating profit. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2019 consisted of goodwill and other intangible asset impairments in Ag Services and Oilseeds presented as specified items within segment operating profit. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2018 consisted of an intangible asset impairment in Ag Services and Oilseeds presented as specified items within segment operating profit.
(4)Impairment charge - other long-lived assets for the year ended December 31, 2020 consisted of impairments related to certain long-lived assets in Ag Services and Oilseeds and Nutrition of $8 million and $13 million, respectively, presented as specified items within segment operating profit, and $7 million of impairments related to certain assets in Corporate. Impairment charge - other long-lived assets for the year ended December 31, 2019 consisted of $130 million of asset impairments related to certain facilities, vessels and other long-lived assets in Ag Services and Oilseeds and $1 million of asset impairments related to certain long-lived assets in Carbohydrate Solutions presented as specified items within segment operating profit. Impairment charge - other long-lived assets for the year ended December 31, 2018 consisted of $61 million of asset impairments related to a long-term receivable and certain long-lived assets in Ag Services and Oilseeds and $11 million of asset impairments related to certain long-lived assets in Nutrition presented as specified items within segment operating profit and a $49 million charge related to a discontinued software project in Corporate.

Note 19.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). Prior to October 1, 2020, ADM Receivables transferred such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On October 1, 2020, the Company restructured the Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.2 billion for the accounts receivables transferred. The Program terminates on May 18, 2021, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 19.     Sale of Accounts Receivable (Continued)
The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). Prior to April 1, 2020, ADM Ireland Receivables transferred such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On April 1, 2020, the Company restructured the Second Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $0.6 billion (€0.5 billion) for the accounts receivables transferred. The Second Program terminates on March 12, 2021, unless extended.

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At December 31, 2020 and 2019, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of December 31, 2020 and 2019, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.6 billion and $1.9 billion, respectively.  In exchange for the transfer as of December 31, 2020 and 2019, the Company received cash of $1.6 billion and $1.4 billion, respectively. The Company recorded a receivable for deferred consideration included in other current assets of $446 million as of December 31, 2019. Total receivables sold were $35.0 billion, $34.5 billion, and $35.7 billion for the years ended December 31, 2020, 2019, and 2018, respectively. Cash collections from customers on receivables sold were $34.2 billion, $33.8 billion, and $34.8 billion for the years ended December 31, 2020, 2019, and 2018, respectively.  Of this amount, $6.7 billion, $13.1 billion, and $14.8 billion were cash collections on the deferred consideration reflected as cash inflows from investing activities for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, $0.4 billion of receivables were pledged as collateral to the Purchasers.
Under the Programs’ previous structure, the Company’s risk of loss following the transfer of accounts receivable was limited to the deferred receivables consideration outstanding. The Company carried the deferred receivables consideration at fair value determined by calculating the expected amount of cash to be received and was principally based on observable inputs (a Level 2 measurement under the applicable accounting standards) consisting mainly of the face amount of the receivables adjusted for anticipated credit losses and discounted at the appropriate market rate. Payment of deferred receivables consideration was not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred under the Programs which had historically been insignificant.

Transfers of receivables under the Programs during the years ended December 31, 2020, 2019, and 2018 resulted in an expense for the loss on sale of $9 million, $18 million, and $18 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

On September 4, 2019, AOT Holding AG (AOT) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. AOT alleges that members of the putative class suffered “hundreds of millions of dollars in damages” as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent all sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, six ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois and Wisconsin law. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

On September 5, 2019, D&M Farms, Mark Hasty, and Dustin Land filed a putative class action on behalf of a purported class of peanut farmers under the U.S. federal antitrust laws in federal court in Norfolk, Virginia, alleging that the Company’s subsidiary, Golden Peanut, and another peanut shelling company, conspired to fix the price they paid to farmers for raw peanuts. Plaintiffs subsequently added a third peanut shelling company to the case. Two defendants have reached preliminary settlements with the plaintiffs. On December 2, 2020, the district court certified the class. The Company denies liability and is vigorously defending itself, in this action. As this action is in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2020
Revenues	$14,970	$16,281	$15,126	$17,978	$64,355
Gross Profit	951	1,108	1,042	1,352	4,453
Net Earnings Attributable to Controlling Interests	391	469	225	687	1,772
Basic Earnings Per Common Share	0.69	0.84	0.40	1.22	3.16
Diluted Earnings Per Common Share	0.69	0.84	0.40	1.22	3.15

Fiscal Year Ended December 31, 2019
Revenues	$15,304	$16,297	$16,726	$16,329	$64,656
Gross Profit	928	972	1,078	1,169	4,147
Net Earnings Attributable to Controlling Interests	233	235	407	504	1,379
Basic Earnings Per Common Share	0.41	0.42	0.72	0.90	2.45
Diluted Earnings Per Common Share	0.41	0.42	0.72	0.90	2.44

Net earnings attributable to controlling interest for the first quarter of the year ended December 31, 2020 included after-tax charges of $32 million (equal to $0.06 per share) related to the impairment of certain assets and a tax expense adjustment of $7 million (equal to $0.01 per share) related to the U.S. tax reform and certain discrete items.
Net earnings attributable to controlling interest for the second quarter of the year ended December 31, 2020 included after-tax gains of $18 million (equal to $0.03 per share) related to the sale of certain assets, after-tax charges of $12 million (equal to $0.02 per share) related to the impairment of certain assets and restructuring, after-tax charges of $11 million (equal to $0.02 per share) related to the early repayment of debt, and a tax expense adjustment of $1 million (equal to $0.00 per share) related to the U.S. tax reform and certain discrete items.

Net earnings attributable to controlling interest for the third quarter of the year ended December 31, 2020 included after-tax gains of $54 million (equal to $0.10 per share) the sale of a portion of the Company’s shares in Wilmar shares and certain other assets, after-tax charges of $5 million (equal to $0.01 per share) related to the impairment of certain assets, restructuring, and a settlement, after-tax charges of $300 million (equal to $0.53 per share) related to the early repurchase of certain of the Company’s notes and debentures, after-tax charges of $15 million (equal to $0.03 per share) related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020, and a tax expense adjustment of $8 million (equal to $0.02 per share) related to certain discrete items.

Net earnings attributable to controlling interest for the fourth quarter of the year ended December 31, 2020 included after-tax charges of $20 million (equal to $0.03 per share) related to the impairment of certain assets, restructuring, and a settlement, after-tax charges of $3 million (equal to $0.01 per share) related to a target acquisition, after-tax charges of $2 million (equal to $0.00 per share) related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020, after-tax gains of $8 million (equal to $0.01 per share) related to the sale of certain assets, an after-tax gain of $1 million (equal to $0.00 per share) related to the early repayment of certain debt, and a tax benefit adjustment of $19 million (equal to $0.04 per share) related to certain discrete items.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Quarterly Financial Data (Unaudited) (Continued)
Net earnings attributable to controlling interests for the first quarter of the year ended December 31, 2019 included after-tax gains of $9 million (equal to $0.02 per share) related to the sale of certain assets and a step-up gain on an equity investment; after-tax charges of $10 million (equal to $0.02 per share) related to the impairment of certain assets and restructuring; after-tax charges of $9 million (equal to $0.02 per share) related to the Neovia acquisition; and a tax expense adjustment of $17 million (equal to $0.03 per share) related to the U.S. tax reform and certain discrete items.

Net earnings attributable to controlling interests for the second quarter of the year ended December 31, 2019 included after-tax charges of $105 million (equal to $0.18 per share), related to the impairment of certain assets, restructuring, and pension remeasurement, and a tax benefit adjustment of $19 million (equal to $0.03 per share) related to the U.S. tax reform and certain discrete items.

Net earnings attributable to controlling interest for the third quarter of the year ended December 31, 2019 included after-tax charges of $41 million (equal to $0.08 per share) related to the impairment of certain assets, restructuring, and pension settlement, and a tax benefit adjustment of $5 million (equal to $0.01 per share) related to the U.S. tax reform and certain discrete items.

Net earnings attributable to controlling interest for the fourth quarter of the year ended December 31, 2019 included an after-tax loss of $133 million (equal to $0.24 per share), related to the sale of an equity investment; after-tax charges of $93 million (equal to $0.16 per share) related to impairment of certain assets, restructuring, and pension settlement; after-tax charges of $2 million (equal to $0.00 per share) related to certain acquisitions; and a tax expense adjustment of $46 million (equal to $0.08 per share) related to the U.S. tax reform and certain discrete items.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 18, 2021, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Measurements over Inventory and Commodity Derivatives

Description of the matter	As explained in Notes 1 and 4 to the financial statements, the estimated fair values for inventories carried at market and forward commodity purchase and sale contracts are based on exchange-quoted prices adjusted for differences in local markets and/or quality, referred to as basis. Market valuations for inventories or fair values for forward commodity purchase and sale contracts are adjusted for location and quality differences (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The stated fair values as of December 31, 2020 for inventories, commodity contracts in an asset position, and commodity contracts in a liability position were $7,941 million, $2,764 million and $2,034 million, respectively.

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
To test the estimated fair values of inventories carried at market and forward commodity purchase and sale contracts, our audit procedures included, among others, evaluating (i) the Company’s selection of the principal market, (ii) the inputs for the basis adjustments, and (iii) the completeness and accuracy of the underlying data supporting the basis adjustments. For example, we evaluated management’s methodology for determining the basis adjustment such as assessing the principal market identified and sources utilized by management to support the basis adjustment. Specifically, we compared the basis adjustments used by management to broker quotes, trade publications, and/or recent trade prices, including recently executed transactions. Further, we investigated, to the extent necessary, basis adjustments that were inconsistent with third party, available information. Finally, we evaluated the adequacy of the Company’s financial statement disclosures related to the estimated fair value of inventories carried at market and forward commodity purchase and sale contracts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1930.

Saint Louis, Missouri
February 18, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company

Opinion on Internal Control over Financial Reporting

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Archer-Daniels-Midland Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2), and our report dated February 18, 2021 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 18, 2021

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Archer-Daniels-Midland Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2020 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020.  That report is included herein.

/s/ Juan R. Luciano Juan R. Luciano Chairman, Chief Executive Officer, and President	/s/ Ray G. Young Ray G. Young Executive Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Director Experiences, Qualifications, Attributes, and Skills; Board Diversity,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” and “Report of the Audit Committee,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2021 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Benjamin I. Bard	Global Chief Compliance Officer since January 2014.	47

Camille Batiste	President, Global Supply Chain since January 2020. President, Nutrition Optimization since June 2019. Vice President, Global Procurement from March 2017 to June 2019. Vice President, Sourcing Operations & Compliance at Honeywell Aerospace from March 2015 to March 2017.	49

Veronica L. Braker	Senior Vice President, Global Operations since April 2019. Executive Champion of Global Safety since January 2020. Vice President of Operations - Performance Materials at BASF from April 2017 to March 2019. Head of Operations for North America - Performance Materials at BASF from January 2014 to April 2017.	53

Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Carbohydrate Solutions business unit since March 2015.	47

Pierre-Christophe Duprat	President, Animal Nutrition since August 2018. President, ADM Europe, Middle East, and Africa (EMEA) from June 2016 to August 2018. President, ADM Corn EMEA and Asia since November 2015.	53

D. Cameron Findlay	Senior Vice President, General Counsel, and Secretary since July 2013.	61

Kristy Folkwein	Senior Vice President of the Company since March 2018. Chief Technology Officer since January 2020. Chief Information Officer from March 2018 to January 2020. Vice President and Chief Information Officer from June 2016 to March 2018. Senior Vice President and Chief Information Officer, Global Business Services at Dow Corning from June 2010 to June 2016.	58

Leticia Goncalves	President, Global Specialty Ingredients since January 2020. Senior Vice President and U.S. Division Head at Bayer from September 2018 to January 2020. President, Europe and Middle East at Monsanto from August 2014 to August 2018.	46

Shannon Herzfeld	Vice President of the Company since February 2005, with responsibility for the Company’s Government Affairs function.	68

Domingo Lastra	President, South America since July 2017. Vice President, Integration and Strategy from March 2016 to July 2017. Managing Director, Agricultural Services International from June 2014 to February 2016.	52

Patricia L. Logan	Chief Audit Executive since August 2014.	61

Juan R. Luciano	Chairman of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015.	59

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Vikram Luthar	Senior Vice President of the Company since March 2015. Chief Financial Officer, Nutrition since January 2020. President, Health & Wellness from March 2018 to January 2020. President, Bioactives from February 2017 to March 2018. President, Enzymes from December 2015 to February 2017. CFO, Corn Processing business unit from March 2014 to February 2017.	54

Vincent F. Macciocchi	Senior Vice President of the Company and President, Nutrition business unit since May 2015. Chief Sales and Marketing Officer since January 2020.	55

Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Ag Services & Oilseeds business unit since July 2019. President, Global Oilseeds Processing business unit from May 2015 to June 2019.	49

Ian Pinner	Senior Vice President of the Company since January 2020. Chief Strategy and Innovation Officer and President, Health and Wellness since January 2020. Vice President, Growth and Strategy from August 2018 to January 2020. Chief Growth Officer from July 2017 to August 2018. President, Southeast Asia and Global Destination Marketing from December 2015 to July 2017.	48

Ismael Roig	Senior Vice President of the Company since December 2015. President, ADM Europe, Middle East, and Africa (EMEA) since August 2018. Chief Strategy Officer from December 2015 to August 2018. Chief Sustainability Officer from May 2015 to March 2017.	53

John P. Stott	Group Vice President, Finance and Corporate Controller since August 2014.	53

Joseph D. Taets	Senior Vice President of the Company since August 2011. Executive Champion for Quality and Food Safety since January 2020. President, Global Business Readiness since March 2018. President, Agricultural business unit from August 2011 to March 2018. President, ADM Europe, Middle East, and Africa (EMEA) from August 2013 to June 2016.	55

Thuy-Nga T. Vo	Chief Counsel, Corporate, Securities, and Mergers and Acquisitions and Assistant Secretary since January 2017. Chief Counsel, Mergers and Acquisitions from May 2013 to January 2017.	56

Jennifer L. Weber	Senior Vice President and Chief Human Resources Officer since August 2020. Executive Vice President - Human Resources at Lowe’s Companies, Inc. from March 2016 to April 2020. Executive Vice President & Chief Human Resources Officer at Duke Energy from November 2008 to February 2016.	54

Todd Werpy	Senior Vice President and Chief Science Officer since January 2020. Senior Vice President and Chief Technology Officer from March 2015 to January 2020.	58

Ray G. Young	Executive Vice President of the Company since March 2015. Chief Financial Officer since December 2010.	59

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Compensation/Succession Committee Report,” “Compensation/Succession Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal Year 2020,” “Outstanding Equity Awards at Fiscal Year 2020 Year-End,” “Option Exercises and Stock Vested During Fiscal Year 2020,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Termination of Employment and Change-in-Control Arrangements,” “CEO Pay Ratio,” and “Director Compensation” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2021, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-Year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information at December 31, 2020” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2021, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2021, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2021, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Beginning of				End of
(In millions)	Year Balance	Additions	Deductions (1)	Other (2)	Year Balance
Allowance for doubtful accounts
December 31, 2018	$73	44	(26)	(7)	$84
December 31, 2019	$84	26	(19)	19	$110
December 31, 2020	$110	47	(66)	9	$100

(1) Uncollectible accounts written off
(2) Impact of reclassifications, foreign exchange translation, and other adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3i)Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit (3)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001).

(3ii)Bylaws, as amended through May 1, 2019 (incorporated by reference to Exhibit 3.ii to the Company’s Form 8-K filed on May 7, 2019).

(4)Instruments defining the rights of security holders, including:

(i)Description of Securities of Registrant

(ii)Indenture, dated as of June 1, 1986, by and between the Company and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (File No. 33-6721)), as amended and supplemented by Supplemental Indenture, dated as of August 1, 1989, by and between the Company and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post Effective Amendment No. 3 to the Company's Registration Statement on Form S-3 (No. 33-6721)), relating to:

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

(iii)Indenture, dated as of September 20, 2006, by and between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3), as amended and supplemented by First Supplemental Indenture, dated as of June 3, 2008, by and between the Company and The Bank of New York Mellon (formerly known as The Bank of New York) (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 3, 2008), Second Supplemental Indenture, dated as of November 29, 2010, by and between the Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 30, 2010), and Third Supplemental Indenture, dated as of April 4, 2011, between the Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 8, 2011), relating to:

the $500,000,000 – 6.45% Debentures due January 15, 2038,
the $750,000,000 – 4.479% Notes due March 1, 2021,
the $1,000,000,000 – 5.765% Debentures due March 1, 2041, and
the $527,688,000 – 4.535% Debentures due March 26, 2042.

(iv)Indenture, dated as of October 16, 2012, by and between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2012), relating to:

the $570,425,000 – 4.016% Debentures due April 16, 2043,
the €600,000,000 – 1.750% Notes due June 23, 2023,
the $1,000,000,000 – 2.500% Notes due August 11, 2026,
the $500,000,000 – 3.750% Notes due September 15, 2047,
the €650,000,000 – 1.00% Notes due September 12, 2025,
the $400,000,000 – 3.375% Notes due March 15, 2022,
the $600,000,000 – 4.500% Notes due March 15, 2049,
the $500,000,000 – 2.750% Notes due March 27, 2025, and
the $1,000,000,000 – 3.250% Notes due March 27, 2030.

(v)Copies of constituent instruments defining rights of holders of long-term debt of the Company and its Subsidiaries, other than the indentures specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis.  The Company hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument.

(10)Copies of the Company’s equity compensation plans, deferred compensation plans and agreements with executive officers are incorporated herein by reference pursuant to Instruction (b)(10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K, as follows:

(i)The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees I, as amended (incorporated by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

(ii)The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees II, as amended and restated (incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

(iii)The Archer-Daniels-Midland Company Supplemental Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(iv)Second Amendment to ADM Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

(v)The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors, as amended (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

(vi)The Archer-Daniels-Midland 2002 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on September 25, 2002).

(vii)Form of Stock Option Agreement under the Company’s 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

(viii)Form of Restricted Stock Agreement under the Company’s 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

(ix)Form of Performance Share Unit Award Agreement under the Company’s 2002 Incentive Compensative Plan (incorporated by reference to Exhibit 10(xii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

(x)Form of Restricted Stock Unit Award Agreement under the Company’s 2002 Incentive Compensation Plan (incorporated by reference to Exhibit 10(xiii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

(xi)The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on September 25, 2009).

(xii)Form of Stock Option Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

(xiii)Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

(xiv)Form of Stock Option Agreement for Named Executive Officers under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

(xv)Form of Restricted Stock Unit Award Agreement for Named Executive Officers under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

(xvi)Form of Stock Option Agreement for International Employees under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

(xvii)Form of Restricted Stock Unit Award Agreement for International Employees under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(xviii)Form of Performance Share Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

(xix)Form of Performance Share Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan for grant to J. Luciano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2011).

(xx)Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

(xxi)Form of Nonqualified Stock Option Award Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

(xxii)Form of Restricted Stock Unit Award Agreement for Executive Officers under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

(xxiii)Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

(xxiv)Form of Restricted Stock Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

(xxv)Form of Performance Share Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

(xxvi)ADM Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on May 15, 2018).

(xxvii)Archer-Daniels-Midland Company 2020 Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement filed on March 25, 2020).

(xxviii)Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

(xxix)Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

(21)Subsidiaries of the Company.

(23)Consent of Independent Registered Public Accounting Firm.

(24)Powers of Attorney.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(31.1)Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)Interactive Data File.

(104)Cover Page Interactive Data File (formatted as Inline XBRL and incorporated by reference to Exhibit 101)

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2021

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2021, by the following persons on behalf of the Registrant and in the capacities indicated.

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