Form 10-Q
period 2021-03-31
Archer-Daniels-Midland Co
filed 2021-04-28
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Common Stock, no par value – 558,702,110 shares
(April 27, 2021)

SAFE HARBOR STATEMENT

This Form 10-Q contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 that is subject to risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  Risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as may be updated in our subsequent Quarterly Reports on Form 10-Q. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share amounts)

Revenues	$18,893	$14,970
Cost of products sold	17,345	14,019
Gross Profit	1,548	951

Selling, general, and administrative expenses	749	664
Asset impairment, exit, and restructuring costs	59	41
Interest expense	—	—
Equity in (earnings) losses of unconsolidated affiliates	(125)	(140)
Interest income	(13)	(40)
Interest expense	87	83
Other (income) expense – net	(33)	(32)
Earnings Before Income Taxes	824	375

Income tax (benefit) expense	131	(16)
Net Earnings Including Noncontrolling Interests	693	391

Less: Net earnings attributable to noncontrolling interests	4	—

Net Earnings Attributable to Controlling Interests	$689	$391

Average number of shares outstanding – basic	563	563

Average number of shares outstanding – diluted	564	564

Basic earnings per common share	$1.22	$0.69

Diluted earnings per common share	$1.22	$0.69

Dividends per common share	$0.37	$0.36

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions)

Net earnings including noncontrolling interests	$693	$391
Other comprehensive income (loss):
Foreign currency translation adjustment	294	(241)
Tax effect	(56)	(42)
Net of tax amount	238	(283)

Pension and other postretirement benefit liabilities adjustment	18	4
Tax effect	(5)	(12)
Net of tax amount	13	(8)

Deferred gain (loss) on hedging activities	101	(82)
Tax effect	(25)	14
Net of tax amount	76	(68)

Unrealized gain (loss) on investments	(1)	6
Tax effect	—	(2)
Net of tax amount	(1)	4
Other comprehensive income (loss)	326	(355)
Comprehensive income (loss) including noncontrolling interests	1,019	36

Less: Comprehensive income (loss) attributable to noncontrolling interests	4	4

Comprehensive income (loss) attributable to controlling interests	$1,015	$32

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$694	$666
Segregated cash and investments	6,403	5,890
Trade receivables	3,269	2,793
Inventories	12,764	11,713
Other current assets	6,154	6,224
Total Current Assets	29,284	27,286

Investments and Other Assets
Investments in and advances to affiliates	4,998	4,913
Goodwill and other intangible assets	5,249	5,413
Right of use assets	1,071	1,102
Other assets	1,077	1,054
Total Investments and Other Assets	12,395	12,482

Property, Plant, and Equipment
Land and land improvements	534	545
Buildings	5,500	5,522
Machinery and equipment	19,165	19,154
Construction in progress	1,097	1,118
	26,296	26,339
Accumulated depreciation	(16,497)	(16,388)
Net Property, Plant, and Equipment	9,799	9,951
Total Assets	$51,478	$49,719

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,763	$2,042
Trade payables	4,011	4,474
Payables to brokerage customers	7,028	6,460
Accrued expenses and other payables	4,448	4,943
Current lease liabilities	262	261
Current maturities of long-term debt	—	2
Total Current Liabilities	18,512	18,182

Long-Term Liabilities
Long-term debt	8,437	7,885
Deferred income taxes	1,385	1,302
Non-current lease liabilities	830	863
Other	1,371	1,391
Total Long-Term Liabilities	12,023	11,441

Temporary Equity - Redeemable noncontrolling interest	82	74

Shareholders’ Equity
Common stock	2,858	2,824
Reinvested earnings	20,261	19,780
Accumulated other comprehensive income (loss)	(2,278)	(2,604)
Noncontrolling interests	20	22
Total Shareholders’ Equity	20,861	20,022
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$51,478	$49,719

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Three Months Ended March 31,
	2021	2020
Operating Activities
Net earnings including noncontrolling interests	$693	$391
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	249	245
Asset impairment charges	31	44
Deferred income taxes	(7)	64
Equity in earnings of affiliates, net of dividends	(81)	(115)
Stock compensation expense	76	51
Deferred cash flow hedges	102	(82)
Gains on sales of assets and businesses	(11)	—
Other – net	150	241
Changes in operating assets and liabilities
Segregated investments	666	17
Trade receivables	(515)	(251)
Inventories	(1,138)	182
Deferred consideration in securitized receivables	—	(2,045)
Other current assets	413	(436)
Trade payables	(441)	(260)
Payables to brokerage customers	561	811
Accrued expenses and other payables	(450)	488
Total Operating Activities	298	(655)

Investing Activities
Purchases of property, plant, and equipment	(174)	(194)
Proceeds from sales of assets and businesses	14	7
Net assets of businesses acquired	—	(8)
Proceeds from sales of marketable securities	1	5
Investments in and advances to affiliates	(4)	(3)
Distributions from affiliates	5	—
Investments in retained interest in securitized receivables	—	(1,271)
Proceeds from retained interest in securitized receivables	—	3,316
Other – net	(11)	1
Total Investing Activities	(169)	1,853

Financing Activities
Long-term debt borrowings	593	1,481
Long-term debt payments	—	(1)
Net borrowings (payments) under lines of credit agreements	729	2,188
Share repurchases	—	(112)
Cash dividends	(208)	(203)
Other – net	(37)	(11)
Total Financing Activities	1,077	3,342

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,206	4,540
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	4,646	2,990
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$5,852	$7,530

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$694	$4,734
Restricted cash and restricted cash equivalents included in segregated cash and investments	5,158	2,796
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,852	$7,530

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$—	$2,105

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance, December 31, 2020	556	$2,824	$19,780	$(2,604)	$22	$20,022
Comprehensive income
Net earnings			689		4
Other comprehensive income (loss)				326	—
Total comprehensive income						1,019
Dividends paid - $0.37 per share			(208)			(208)
Stock compensation expense	3	76				76
Other	—	(42)	—		(6)	(48)
Balance, March 31, 2021	559	$2,858	$20,261	$(2,278)	$20	$20,861

Balance, December 31, 2019	557	$2,655	$18,958	$(2,405)	$17	$19,225
Impact of ASC 326 (see Note 1)			(8)			(8)
Balance, January 1, 2020	557	2,655	18,950	(2,405)	17	19,217
Comprehensive income
Net earnings			391		—
Other comprehensive income (loss)				(359)	4
Total comprehensive income						36
Dividends paid - $0.36 per share			(203)			(203)
Share repurchases	(3)		(112)			(112)
Stock compensation expense	1	51				51
Other	—	(16)	—	—	3	(13)
Balance, March 31, 2020	555	$2,690	$19,026	$(2,764)	$24	$18,976

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts include allowances for estimated uncollectible accounts totaling $98 million and $100 million at March 31, 2021 and December 31, 2020, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

Effective January 1, 2020, the Company adopted Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses (Topic 326), and developed a new methodology for estimating uncollectible accounts. Under this methodology, receivables are pooled according to type, region, credit risk rating, and age. Each pool is assigned an expected loss co-efficient to arrive at a general reserve based on historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. The Company minimizes credit risk due to the large and diversified nature of its worldwide customer base. ADM manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. The Company recorded a cumulative effect adjustment to retained earnings at January 1, 2020 of $8 million as a result of the adoption of Topic 326.

The Company recorded bad debt expense in selling, general, and administrative expenses of $4 million and $11 million in the three months ended March 31, 2021 and 2020, respectively.

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

The Company concluded that the accounting change did not have a material effect on prior periods’ financial statements and elected not to apply the change on a retrospective basis. As a result, the Company recorded a reduction in cost of products sold of $91 million ($69 million after tax, equal to $0.12 per diluted share) for the cumulative effect of the change in the three months ended March 31, 2020 with no impact to the statement of cash flows.
Note 2.    New Accounting Standards

Effective January 1, 2021, the Company adopted the amended guidance of ASC Topic 740, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also simplify and improve consistent application of other areas of Topic 740. The adoption of the amended guidance did not have a significant impact on the Company’s consolidated financial statements.

Note 3.    Pending Accounting Standards

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

Note 4.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufactured products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers (Topic 606) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $104 million and $117 million for the three months ended March 31, 2021 and 2020, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).

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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $555 million and $626 million as of March 31, 2021 and December 31, 2020, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues for the three months ended March 31, 2021 and 2020 were $282 million.

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$662	$104	$766	$9,380	$10,146
Crushing	124	—	124	2,618	2,742
Refined Products and Other	512	—	512	1,607	2,119
Total Ag Services and Oilseeds	1,298	104	1,402	13,605	15,007
Carbohydrate Solutions
Starches and Sweeteners	1,361	—	1,361	384	1,745
Vantage Corn Processors	478	—	478	—	478
Total Carbohydrate Solutions	1,839	—	1,839	384	2,223
Nutrition
Human Nutrition	754	—	754	—	754
Animal Nutrition	809	—	809	—	809
Total Nutrition	1,563	—	1,563	—	1,563

Other Business	100	—	100	—	100
Total Revenues	$4,800	$104	$4,904	$13,989	$18,893

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Revenues (Continued)

Nutrition

The Nutrition segment sells a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, edible beans, formula feeds, animal health and nutrition products, and other specialty food and feed ingredients. Revenue is recognized when control over products is transferred to the customer. The amount of revenue recognized follows the contracted price or the mutually agreed price of the product. Freight and shipping are recognized as a component of revenue at the same time control transfers to the customer.

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

Note 5.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	Fair Value Measurements at March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$5,933	$3,070	$9,003
Unrealized derivative gains:
Commodity contracts	—	1,590	684	2,274
Foreign currency contracts	—	215	—	215
Interest rate contracts	—	130	—	130
Cash equivalents	302	—	—	302
Segregated investments	995	—	—	995
Total Assets	$1,297	$7,868	$3,754	$12,919

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$1,165	$648	$1,813
Foreign currency contracts	—	302	11	313
Interest rate contracts	—	2	—	2
Debt conversion option	—	—	54	54
Inventory-related payables	—	1,151	21	1,172
Total Liabilities	$—	$2,620	$734	$3,354

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$5,758	$2,183	$7,941
Unrealized derivative gains:
Commodity contracts	—	1,905	859	2,764
Foreign currency contracts	—	283	—	283
Interest rate contracts	—	61	—	61
Cash equivalents	297	—	—	297
Marketable securities	1	—	—	1
Segregated investments	1,067	—	—	1,067
Total Assets	$1,365	$8,007	$3,042	$12,414

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$1,116	$918	$2,034
Foreign currency contracts	—	535	—	535
Interest rate contracts	—	15	—	15
Debt conversion option	—	—	34	34
Inventory-related payables	—	498	11	509
Total Liabilities	$—	$2,164	$963	$3,127

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

The debt conversion option is the equity linked embedded derivative related to the exchangeable bonds issued in August 2020. The fair value of the embedded derivative is included in long-term debt, with changes in fair value recognized as interest, and is valued with the assistance of a third-party pricing service (a level 3 measurement under applicable accounting standards).

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021.

	Level 3 Fair Value Asset Measurements at
	March 31, 2021
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2020	$2,183	$859	$3,042
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	730	243	973
Purchases	6,385	—	6,385
Sales	(6,632)	—	(6,632)
Settlements	—	(428)	(428)
Transfers into Level 3	516	23	539
Transfers out of Level 3	(112)	(13)	(125)
Ending balance, March 31, 2021	$3,070	$684	$3,754

* Includes increase in unrealized gains of $847 million relating to Level 3 assets still held at March 31, 2021.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021.

	Level 3 Fair Value Liability Measurements at
	March 31, 2021
	Inventory- related Payables	Commodity Derivative Contracts Losses	Foreign Currency Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2020	$11	$918	$—	$34	$963
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	—	381	—	20	401
Purchases	12	—	—	—	12
Sales	(2)	—	—	—	(2)
Settlements	—	(566)	—	—	(566)
Transfers into Level 3	—	54	11	—	65
Transfers out of Level 3	—	(139)	—	—	(139)
Ending balance, March 31, 2021	$21	$648	$11	$54	$734

* Includes increase in unrealized losses of $383 million relating to Level 3 liabilities still held at March 31, 2021.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Fair Value Measurements (Continued)
The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2021 and December 31, 2020. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of March 31, 2021 is a weighted average 29.2% of the total price for assets and 12.2% of the total price for liabilities.

	Weighted Average % of Total Price
	March 31, 2021		December 31, 2020
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	29.2%	12.2%	4.3%	13.7%
Transportation cost	11.1%	—%	10.6%	—%

Commodity Derivative Contracts
Basis	30.1%	37.7%	28.3%	0.7%
Transportation cost	1.1%	0.5%	1.9%	1.3%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$215	$165	$283	$270
Commodity Contracts	2,274	1,813	2,764	2,034
Debt Conversion Option	—	54	—	34
Total	$2,489	$2,032	$3,047	$2,338

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2021 and 2020.

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended March 31, 2021
Consolidated Statement of Earnings	$18,893	$17,345	$(33)	$87

Pre-tax gains (losses) on:
Foreign Currency Contracts	$30	$(262)	$120	$—
Commodity Contracts	—	(782)	—	—
Debt Conversion Option	—	—	—	(20)
Total gain (loss) recognized in earnings	$30	$(1,044)	$120	$(20)	$(914)

Three Months Ended March 31, 2020
Consolidated Statement of Earnings	$14,970	$14,019	$(32)	$83

Pre-tax gains (losses) on:
Foreign Currency Contracts	$35	$(585)	$124	$—
Commodity Contracts	—	622	55	—
Total gain (loss) recognized in earnings	$35	$37	$179	$—	$251

Changes in the market value of inventories of certain merchandisable agricultural product inventories, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of March 31, 2021 and December 31, 2020.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)
The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $1.3 billion as of March 31, 2021 and December 31, 2020, and foreign exchange forwards with an aggregate notional amount of $1.8 billion as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company had after-tax losses of $116 million and $202 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

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

The Company’s structured trade finance programs use interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in revenues over the period in which the related interest payments are paid to the banks. The amounts are recorded in revenues as the related results are also recorded in revenues. As of March 31, 2021 and December 31, 2020, the Company had interest rate swaps maturing on various dates with aggregate notional amounts of $1.7 billion and $3.3 billion, respectively.

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. As of March 31, 2021 and December 31, 2020, the Company executed swap locks maturing on various dates with an aggregate notional amount of $550 million.

As of March 31, 2021 and December 31, 2020, the Company had after-tax gains of $97 million and $31 million in AOCI, respectively, related to the interest rate swaps and the swap locks. The Company expects to recognize this amount in its consolidated statements of earnings during the life of the instruments.

For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of March 31, 2021 and December 31, 2020, the Company had after-tax gains of $140 million and $119 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $140 million of the March 31, 2021 after-tax gains in its consolidated statements of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 72 million bushels of corn per month. Due to the temporarily idled dry mill assets, the Company was grinding approximately 56 million bushels of corn per month.  During the past 12 months, the Company hedged between 21% and 38% of its monthly grind.  In April 2021, the Company resumed ethanol production at its corn dry mill facilities. At March 31, 2021, the Company had designated hedges representing between 1% and 33% of its anticipated monthly grind of corn for the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)
The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 0 and 1 million gallons of ethanol sales per month under these programs. The Company had no hedges related to ethanol sales as of March 31, 2021.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 27% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At March 31, 2021, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$—	$148	$—	$265
Interest Rate Contracts	130	2	61	15
Total	$130	$150	$61	$280

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2021 and 2020.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
Three Months Ended March 31, 2021
Consolidated Statement of Earnings	$18,893	$17,345	$87	$(33)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$89	$—	$—
Interest Contracts	(14)	—	—	—
Total gain (loss) recognized in earnings	$(14)	$89	$—	$—	$75

Three Months Ended March 31, 2020
Consolidated Statement of Earnings	$14,970	$14,019	$83	$(32)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$5	$(24)	$—	$—
Interest Contracts	(25)	—	—	—
Total gain (loss) recognized in earnings	$(20)	$(24)	$—	$—	$(44)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)
Other Net Investment Hedging Strategies

The Company has designated €2.8 billion and €1.5 billion of its outstanding long-term debt and commercial paper borrowings at March 31, 2021 and December 31, 2020, respectively, as hedges of its net investment in a foreign subsidiary. As of March 31, 2021 and December 31, 2020, the Company had after-tax losses of $1 million and $87 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2021	2020
	(In millions)
Unrealized gains on derivative contracts	$2,619	$3,108
Margin deposits and grain accounts	624	500
Customer omnibus receivable	924	860
Financing receivables - net (1)	215	297
Insurance premiums receivable	21	35
Prepaid expenses	370	290
Biodiesel tax credit	118	101
Tax receivables	637	680
Non-trade receivables (2)	450	218
Other current assets	176	135
	$6,154	$6,224

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $4 million at March 31, 2021 and December 31, 2020. Interest earned on financing receivables of $4 million and $8 million for the three months ended March 31, 2021 and 2020, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $38 million and $40 million of reinsurance recoverables as of March 31, 2021 and December 31, 2020, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2021	2020
	(In millions)
Unrealized losses on derivative contracts	$2,128	$2,584
Accrued compensation	338	396
Income tax payable	137	41
Other taxes payable	140	127
Biodiesel tax credit payable	5	5
Insurance claims payable	246	238
Contract liability	555	626
Other accruals and payables(1)	899	926
	$4,448	$4,943
(1) As of March 31, 2021, the Company had accrued a total of $45 million related to a settlement of a legal matter involving its subsidiary, Golden Peanut, which includes the $7 million previously accrued at December 31, 2020.

Note 9.    Debt and Financing Arrangements

On March 25, 2021, the Company issued, in a private placement transaction, €500 million aggregate principal amount of Fixed-to-Floating Rate Senior Notes due September 25, 2022.

At March 31, 2021, the fair value of the Company’s long-term debt exceeded the carrying value by $1.5 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2021, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $11.5 billion, of which $7.0 billion was unused.  Of the Company’s total lines of credit, $6.5 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.6 billion commercial paper outstanding at March 31, 2021.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.0 billion in funding resulting from the sale of accounts receivable, of which $0.3 billion was unused as of March 31, 2021 (see Note 15 for more information about the Programs).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10.    Income Taxes

The Company’s effective tax rate was 15.9% for the three months ended March 31, 2021 compared to a tax benefit of 4.3% for the three months ended March 31, 2020. The favorable 2020 tax rate was primarily due to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad maintenance expenses.

The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions.  In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete. Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months. Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011. As of March 31, 2021, these assessments totaled $9 million in tax and $39 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2011. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2013, and estimates that these potential assessments could be approximately $66 million in tax and $28 million in interest (adjusted for variation in currency exchange rates as of March 31, 2021).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an uncertain tax liability for this assessment because it has concluded that it is more likely than not to prevail on the matter based upon its technical merits and because the taxing jurisdiction’s process does not provide a mechanism for settling at less than the full amount of the assessment. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2013.
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of March 31, 2021, this assessment was $95 million in tax and $34 million in interest (adjusted for variation in currency exchange rates). In September 2019, the Company received an interim decision on its appeal which directed the parties to work toward a settlement. On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation by early 2021. During the first quarter of 2021, the third party expert issued a preliminary valuation that is likely to be finalized by the second quarter of this year, after which the court will review the valuation and issue a ruling. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully reviewed the preliminary valuation and evaluated the underlying transactions and has concluded that the amount of gain recognized on the reorganization for tax purposes was appropriate. As of March 31, 2021, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 11.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2021 and the reclassifications out of AOCI for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2020	$(2,424)	$185	$(365)	$—	$(2,604)
Other comprehensive income (loss) before reclassifications	64	176	8	(1)	247
Gain (loss) on net investment hedges	230	—	—	—	230
Amounts reclassified from AOCI	—	(75)	10	—	(65)
Tax effect	(56)	(25)	(5)	—	(86)
Net of tax amount	238	76	13	(1)	326
Balance at March 31, 2021	$(2,186)	$261	$(352)	$(1)	$(2,278)

	Amount reclassified from AOCI
	Three months ended March 31,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2021	2020
	(In millions)
Deferred loss (gain) on hedging activities
	$14	$20	Revenues
	(89)	24	Cost of products sold
	(75)	44	Total before tax
	21	(5)	Tax
	$(54)	$39	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(6)	$(8)	Other (income) expense-net
Actuarial losses	16	8	Other (income) expense-net
	10	—	Total before tax
	(4)	(11)	Tax
	$6	$(11)	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2021	2020
	(In millions)
Gains on sales of assets	$(11)	$—
Other – net	(22)	(32)
Other (Income) Expense - Net	$(33)	$(32)

Gains on sales of assets in the three months ended March 31, 2021 consisted of gains on disposals of individually insignificant assets in the ordinary course of business.

Other - net in the three months ended March 31, 2021 included the non-service components of net pension benefit income of $6 million, foreign exchange gains, and other income. Other - net in the three months ended March 31, 2020 included the non-service components of net pension benefit income of $13 million, foreign exchange gains, and other income, partially offset by loss provisions related to the Company’s futures commission and brokerage business.

Note 13.     Segment Information

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of investment income, and the results of early-stage start-up companies that ADM Ventures has investments in.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Gross revenues
Ag Services and Oilseeds	$15,939	$12,350
Carbohydrate Solutions	2,634	2,554
Nutrition	1,624	1,516
Other Business	100	104
Intersegment elimination	(1,404)	(1,554)
Total gross revenues	$18,893	$14,970

Intersegment sales
Ag Services and Oilseeds	$932	$1,271
Carbohydrate Solutions	411	238
Nutrition	61	45
Total intersegment sales	$1,404	$1,554

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$10,146	$6,926
Crushing	2,742	2,313
Refined Products and Other	2,119	1,840
Total Ag Services and Oilseeds	15,007	11,079
Carbohydrate Solutions
Starches and Sweeteners	1,745	1,650
Vantage Corn Processors	478	666
Total Carbohydrate Solutions	2,223	2,316
Nutrition
Human Nutrition	754	719
Animal Nutrition	809	752
Total Nutrition	1,563	1,471

Other Business	100	104
Total revenues from external customers	$18,893	$14,970

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2021	2020
Segment operating profit
Ag Services and Oilseeds	$777	$422
Carbohydrate Solutions	259	68
Nutrition	154	142
Other Business	9	11
Specified Items:
Impairment, restructuring, and settlement charges(1)	(94)	(44)
Total segment operating profit	1,105	599
Corporate	(281)	(224)
Earnings before income taxes	$824	$375

(1) Current quarter charges related to the impairment of certain long-lived assets, restructuring, and a legal settlement. Prior quarter charges related to the impairment of certain long-lived assets.

Note 14.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2021 consisted of $31 million of impairments related to certain long-lived assets and $23 million of restructuring charges, presented as specified items within segment operating profit, and $5 million of restructuring charges in Corporate.

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2020 of $41 million related primarily to impairments of certain intangible and other long-lived assets presented as specified items within segment operating profit.

Note 15.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). Prior to October 1, 2020, ADM Receivables transferred such purchased accounts receivable in their entirety to the First Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On October 1, 2020, the Company restructured the First Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.4 billion, an increase from $1.2 billion as of December 31, 2020, for the accounts receivable transferred. The First Program terminates on May 18, 2021, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 15.     Sale of Accounts Receivable (Continued)
The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). Prior to April 1, 2020, ADM Ireland Receivables transferred such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On April 1, 2020, the Company restructured the Second Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $0.6 billion (€0.5 billion) for the accounts receivables transferred. The Second Program terminates on February 14, 2022, unless extended.

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At March 31, 2021 and December 31, 2020, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its insignificant cost of servicing the receivables sold.

As of March 31, 2021 and December 31, 2020, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $1.7 billion and $1.6 billion, respectively. Total receivables sold were $12.1 billion and $8.7 billion for the three months ended March 31, 2021 and 2020, respectively. Cash collections from customers on receivables sold were $10.5 billion and $8.5 billion for the three months ended March 31, 2021 and 2020, respectively. Of this amount, $3.3 billion were cash collections on the deferred receivables consideration reflected as cash inflows from investing activities for the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, receivables pledged as collateral to the Purchasers were $0.6 billion and $0.4 billion, respectively.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $4 million and $2 million for the three months ended March 31, 2021 and 2020, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.
In accordance with the amended guidance of Topic 230, the Company reflected cash flows related to the deferred receivables consideration as investing activities in its consolidated statements of cash flows. All other cash flows are classified as operating activities because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 16.     Subsequent Events

The Company amended the ADM Retirement Plan and the ADM Pension Plan for Hourly-Wage Employees (the “Plans”) and on March 26, 2021, entered into two binding agreements to purchase: (1) a group annuity contract from Principal Life Insurance Company (“Principal”) and (2) two group annuity contracts, separately from American General Life Insurance Company (“AGL”) and from AGL’s affiliate, The United States Life Insurance Company in the City of New York (“USL”), irrevocably transferring the future benefit obligations and annuity administration for approximately 6,000 retirees and terminated vested participants from the Plans to Principal, AGL, and USL. The purchase of the group annuity contracts, which was funded directly by the Plans’ assets, was settled on April 1, 2021 and reduced the Company’s pension obligations by approximately $0.7 billion. As a result of the transactions, the Company expects to recognize a non-cash pretax pension settlement charge of approximately $80 million in the second quarter of 2021.

On April 1, 2021, the Company announced the resumption of ethanol production at its corn dry mill facilities in Cedar Rapids, Iowa and Columbus, Nebraska based upon improvement in current market conditions and demand outlook, with initial ethanol deliveries for customers beginning in April 2021 and ramping up to full rates by late spring. The ethanol production in these facilities was temporarily idled in April 2020.

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

The Company’s operations are organized, managed, and classified into three reportable business segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other Business. Financial information with respect to the Company’s reportable business segments is set forth in Note 13 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements”.

The Company’s recent significant portfolio actions and announcements include:

•the announcement on March 23, 2021 of a new ADM policy to protect forests, biodiversity, and communities furthering the Company’s commitment to sustainable, ethical, and responsible production; and
•the announcement on April 1, 2021 of the resumption of dry mill ethanol production.

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

Environmental and Social Responsibility

The Company’s new policy to protect forests, biodiversity, and communities includes provisions that promote conservation of water resources and biodiversity in agricultural landscapes, promote solutions to reduce climate change and greenhouse gas emissions, and support agriculture as a means to advance sustainable development by reducing poverty and increasing food security. Additionally, the policy confirms ADM’s commitment to protect human rights defenders, whistleblowers, complainants, and community spokespersons; ADM’s aspiration to cooperate with all parties necessary to enable access to fair and just remediation; and the Company’s non-compliance protocol for suppliers. By the end of 2022, the Company expects to achieve full traceability of its direct and indirect sourcing throughout its soy supply chains in Brazil, Paraguay, and Argentina. ADM aims to eliminate deforestation from all of the Company’s supply chains by 2030.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2021

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, North American origination volumes benefited from strong export demand while South American origination volumes were impacted by low farmer selling activity and a slightly delayed harvest. Crushing margins benefited from tight soybean stocks. Demand for refined oils was strong, driven by the regional lifting of COVID-19 restrictions in the U.S. and new demand for renewable green diesel. Biodiesel margins were negatively impacted by high vegetable oil values. In Carbohydrate Solutions, margins in starches and sweeteners were solid despite softer sweetener demand due to continued COVID-19 restrictions. Starch demand continues to be robust. Co-product prices increased during the quarter. Ethanol demand and margins showed signs of improvement throughout the quarter as industry stocks declined. Nutrition benefited from overall strong demand in various product categories. In human nutrition, demand for flavors, flavor systems, bioactives, and fibers were strong. In animal nutrition, weak demand and higher input costs as a result of COVID-19 in South America were partially offset by the growing demand in complete food for petfood and livestock. Amino acids pricing improved due to a tighter global supply environment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net earnings attributable to controlling interests increased $298 million from $391 million to $689 million. Segment operating profit increased $506 million from $599 million to $1.1 billion. Included in segment operating profit in the current quarter was $94 million of asset impairment, restructuring, and legal settlement charges. Included in segment operating profit in the prior year quarter were asset impairment charges of $44 million. Adjusted segment operating profit increased $556 million to $1.2 billion due primarily to higher results in Ag Services, Crushing, Refined Products and Other, Carbohydrate Solutions, and Human Nutrition, partially offset by lower results in Animal Nutrition and Other Business, and lower equity earnings from the Wilmar investment. Corporate results were a net charge of $281 million in the current quarter compared to a net charge of $224 million in the prior year quarter. Corporate results in the current quarter included a mark-to-market loss of $20 million on the conversion option of the exchangeable bonds issued in August 2020 and a restructuring charge of $5 million. Corporate results in the prior year quarter included a credit of $91 million from the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020.

Income tax expense increased $147 million to $131 million. The Company’s effective tax rate for the quarter ended March 31, 2021 was 15.9% compared to a tax benefit of 4.3% for the quarter ended March 31, 2020. The favorable 2020 tax rate was due primarily to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad maintenance expenses.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	March 31,
(In thousands)	2021	2020	Change
Oilseeds	8,960	9,163	(203)
Corn	3,650	5,534	(1,884)
Total	12,610	14,697	(2,087)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The decrease in oilseeds is primarily related to weather-related impacts in North America and harvest delays in South America. The decrease in corn is primarily related to the idling of two dry mill facilities in Cedar Rapids, Iowa and Columbus, Nebraska during the second quarter of 2020 in response to low ethanol demand. The Company restarted these idled facilities in April 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$10,146	$6,926	$3,220
Crushing	2,742	2,313	429
Refined Products and Other	2,119	1,840	279
Total Ag Services and Oilseeds	15,007	11,079	3,928

Carbohydrate Solutions
Starches and Sweeteners	1,745	1,650	95
Vantage Corn Processors	478	666	(188)
Total Carbohydrate Solutions	2,223	2,316	(93)

Nutrition
Human Nutrition	754	719	35
Animal Nutrition	809	752	57
Total Nutrition	1,563	1,471	92

Other Business	100	104	(4)
Total	$18,893	$14,970	$3,923

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

Revenues increased $3.9 billion to $18.9 billion due to higher sales prices ($3.7 billion) and sales volumes ($0.2 billion). The increase in sales prices was due principally to higher prices of alcohol, meals, oils, corn, soybeans, wheat, and animal feeds. The increase in sales volumes was due principally to higher volumes of corn and soybeans, partially offset by lower volumes of alcohol and oils. Ag Services and Oilseeds revenues increased 35% to $15.0 billion due to higher sales prices ($3.2 billion) and higher sales volumes ($0.7 billion). Carbohydrate Solutions revenues decreased 4% to $2.2 billion due to lower sales volumes ($0.4 billion), partially offset by higher sales prices ($0.3 billion). Nutrition revenues increased 6% to $1.6 billion due to higher sales prices and better product mix ($0.2 billion), partially offset by lower sales volumes ($0.1 billion).

Cost of products sold increased $3.3 billion to $17.3 billion due principally to higher average commodity costs. Included in cost of products sold in the prior year quarter was a credit of $91 million from the effect of the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020. Manufacturing expenses decreased $70 million to $1.4 billion. Manufacturing expenses in the prior year quarter included railroad maintenance expenses of $73 million.

Foreign currency translation increased revenues and cost of products sold by $0.3 billion.

Gross profit increased $0.6 billion or 63%, to $1.5 billion due principally to higher results in Ag Services and Oilseeds ($395 million), Carbohydrate Solutions ($195 million), and Nutrition ($37 million). These factors are explained in the segment operating profit discussion on page 37.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Selling, general, and administrative expenses increased $85 million to $749 million due primarily to the continued investments in IT and business transformation and an additional $38 million provision for a legal settlement.

Asset impairment, exit, and restructuring costs increased $18 million to $59 million. Charges in the current quarter consisted of $31 million of impairments related to certain long-lived assets and $23 million of restructuring charges, presented as specified items within segment operating profit, and $5 million of restructuring charges in Corporate. Charges in the prior year quarter of $41 million related primarily to impairments of certain intangible and other long-lived assets presented as specified items within segment operating profit.

Interest expense increased $4 million to $87 million due to the mark-to-market loss adjustment related to the conversion option of the exchangeable bonds issued in August 2020, partially offset by lower interest rates and the favorable liability management actions taken in the prior year.

Equity in earnings of unconsolidated affiliates decreased $15 million to $125 million due primarily to lower earnings from the Company’s investment in Wilmar.

Interest income decreased $27 million to $13 million due principally to lower interest rates on segregated funds in the Company’s futures commission and brokerage business.

Other income - net increased $1 million to $33 million. Income in the current quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, foreign exchange gains, and other income. Income in the prior year quarter included foreign exchange gains, the non-service components of net pension benefit income, and other income, partially offset by loss provisions related to the Company’s futures commission and brokerage business.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
Segment Operating Profit (Loss)	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$209	$164	$45
Crushing	382	70	312
Refined Products and Other	101	81	20
Wilmar	85	107	(22)
Total Ag Services and Oilseeds	777	422	355

Carbohydrate Solutions
Starches and Sweeteners	222	99	123
Vantage Corn Processors	37	(31)	68
Total Carbohydrate Solutions	259	68	191

Nutrition
Human Nutrition	128	113	15
Animal Nutrition	26	29	(3)
Total Nutrition	154	142	12

Other Business	9	11	(2)

Specified Items:
Asset impairment, restructuring, and settlement charges	(94)	(44)	(50)
Total Specified Items	(94)	(44)	(50)

Total Segment Operating Profit	$1,105	$599	$506

Adjusted Segment Operating Profit(1)	$1,199	$643	$556

Segment Operating Profit	$1,105	$599	$506
Corporate	(281)	(224)	(57)
Earnings Before Income Taxes	$824	$375	$449

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 84%. Ag Services results were significantly higher versus the first quarter of 2020. In North America, great execution helped capitalize on strong Chinese demand, resulting in outstanding results. South American origination results were significantly lower due to decreased farmer selling activity versus the prior year quarter, and lower margins, including the effects from the slightly delayed harvest and higher freight costs. Global Trade results were impacted by negative timing effects related to ocean freight positions which will reverse in the coming quarters. Crushing results were higher, as the business leveraged its diversified global footprint to capture strong execution margins in both soybean and canola crushing, driven by robust vegetable oil demand and tight soybean stocks. Refined Products and Other results were higher year-over-year. While overall volumes were down due to pandemic impacts, margins were stronger in North America and Europe, Middle East, Asia, and India (EMEAI) refined oils. Global biodiesel results were lower year-over-year. Equity earnings from Wilmar were lower versus the prior year period.
Carbohydrate Solutions operating profit increased 281%. Starches and Sweeteners results, including ethanol production from the wet mills, were significantly higher. The business managed risk well, capitalizing on rising prices in the ethanol complex and favorable co-product values in an industry environment of improving margins and falling inventories. Corn oil results were significantly higher than the prior year quarter, which had been impacted by significant mark to market effects. In general, though demand for sweeteners and flour by the foodservice sector remained below the prior year, there were signs of acceleration in the latter part of the quarter. Vantage Corn Processors results were substantially higher, driven by improved margins on the distribution of fuel ethanol and strong performance in USP-grade alcohol.

Nutrition operating profit increased 8%. Human Nutrition results were significantly higher than the prior-year quarter. Flavors results were up, driven by strong sales across various market segments, especially beverages. Favorable product mix in North America, improved margins in EMEAI, and accelerated income from a customer agreement also contributed to results. Specialty Ingredients results were lower, primarily driven by demand impacts, including the effect of pantry loading in the prior year quarter and COVID-related shifts in demand for texturants. Health and Wellness results were strong, with robust demand driving higher results in bioactives and fibers. Animal Nutrition results were lower versus the first quarter of 2020, driven primarily by lower demand and higher input costs as a result of pandemic effects in South America, partially offset by favorable results in amino acids, driven by improved product mix.

Other Business operating profit decreased 18% primarily due to lower underwriting results from the captive insurance operations partially offset by higher results from the Company’s futures commission and brokerage business.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2021	2020	Change
	(In millions)
LIFO adjustment	$—	$91	$(91)
Interest expense-net	(64)	(77)	13
Unallocated corporate costs	(202)	(189)	(13)
Loss on debt conversion option	(20)	—	(20)
Restructuring (charges) adjustment	(5)	3	(8)
Other income (charges)	10	(52)	62
Total Corporate	$(281)	$(224)	$(57)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $281 million in the current quarter compared to a net charge of $224 million in the prior year quarter. The elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 resulted in a credit of $91 million in the prior year quarter. Interest expense-net decreased $13 million due to lower interest rates and the favorable liability management actions taken in the prior year. Unallocated corporate costs increased $13 million due primarily to the continued investments in IT and business transformation and transfers of costs from business segments into the centralized centers of expertise in supply chain and operations. Loss on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current quarter included the non-service components of net pension benefit income of $6 million and foreign exchange gains. Other charges in the prior year quarter included railroad maintenance expenses of $73 million, partially offset by the non-service components of net pension benefit income of $13 million and foreign exchange gains.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021		2020
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	564		564

Net earnings and reported EPS (fully diluted)	$689	$1.22	$391	$0.69
Adjustments:
LIFO adjustment - net of tax of $22 million (1)	—	—	(69)	(0.12)
Loss on debt conversion option - net of tax of $0 (2)	20	0.04	—	—
Asset impairment, restructuring, and settlement charges - net of tax of $25 million in 2021 and $9 million in 2020 (2)	74	0.13	32	0.06
Certain discrete tax adjustments	—	—	7	0.01
Total adjustments	94	0.17	(30)	(0.05)
Adjusted net earnings and adjusted EPS	$783	$1.39	$361	$0.64

(1) Tax effected using the Company’s U.S. tax rate. LIFO accounting was discontinued effective January 1, 2020.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31,
(In millions)	2021	2020	Change
Earnings before income taxes	$824	$375	$449
Interest expense	87	83	4
Depreciation and amortization	249	245	4
LIFO	—	(91)	91
Railroad maintenance expenses	—	73	(73)
Asset impairment, restructuring, and settlement charges	99	41	58
Adjusted EBITDA	$1,259	$726	$533

	Three months ended
	March 31,
(In millions)	2021	2020	Change
Ag Services and Oilseeds	$871	$514	$357
Carbohydrate Solutions	342	148	194
Nutrition	209	199	10
Other Business	11	15	(4)
Corporate	(174)	(150)	(24)
Adjusted EBITDA	$1,259	$726	$533

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

Cash provided by operating activities was $0.3 billion for the three months compared to a use of $0.7 billion for the same period last year. Working capital changes as described below decreased cash by $0.9 billion for the three months compared to $1.5 billion for the same period last year which included the impact of deferred consideration. During 2020, the Company restructured its accounts receivable securitization programs from a deferred purchase price to a pledge structure. As a result, operating cash flows in the current period no longer include the impact of deferred consideration which decreased cash flows in previous years.

Inventories increased approximately $1.1 billion due to higher inventory prices and quantities. Trade payables declined approximately $0.4 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Deferred consideration in securitized receivables of $2.0 billion for the three months ended March 31, 2020 was offset by the same amount of net consideration received for beneficial interest obtained for selling trade receivables.

Cash used in investing activities was $0.2 billion for the three months compared to cash provided of $1.9 billion for the same period last year. Capital expenditures for the three months of $0.2 billion were comparable to the same period last year. There were no acquisitions for the three months compared to net assets of businesses acquired of $8 million for the same period last year. Proceeds from sales of business and assets for the three months of $14 million related to the sale of certain other assets compared to $7 million for the same period last year. Net consideration received for beneficial interest obtained for selling trade receivables was $2.0 billion for the three months ended March 31, 2020.

Cash provided by financing activities was $1.1 billion for the three months compared to $3.3 billion for the same period last year. Long-term debt borrowings for the three months of $0.6 billion consisted of the €0.5 billion aggregate principal amount of Fixed-to-Floating Rate Senior Notes due 2022 issued in a private placement on March 25, 2021, compared to long-term debt borrowings for the same period last year of $1.5 billion which consisted of the $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively, issued on March 27, 2020. Commercial paper net borrowings for the three months were $0.7 billion compared to $2.2 billion for the same period last year. Proceeds from the borrowings in both periods were used for general corporate purposes. Proceeds from the borrowings in the prior year were also used to reduce short-term debt. Share repurchases for the three months were insignificant compared to $0.1 billion for the same period last year. Dividends of $0.2 billion for the three months were comparable to the same period last year.

At March 31, 2021, the Company had $0.7 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital was $9.0 billion of readily marketable commodity inventories. At March 31, 2021, the Company’s capital resources included shareholders’ equity of $20.9 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $11.5 billion, of which $7.0 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 29% and 28% at March 31, 2021 and December 31, 2020, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 33% and 32% at March 31, 2021 and December 31, 2020, respectively. Of the Company’s total lines of credit, $6.5 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.6 billion commercial paper outstanding at March 31, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of March 31, 2021, the Company had $0.7 billion of cash and cash equivalents, $0.3 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.9 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.0 billion, an increase from $1.8 billion as of December 31, 2020, in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of March 31, 2021, the Company utilized $1.7 billion of its facility under the Programs.

For the three months ended March 31, 2021, the Company spent approximately $0.2 billion in capital expenditures and $0.2 billion in dividends. The Company has a stock repurchase program. Under the program, the Company acquired an insignificant number of shares for the three months ended March 31, 2021, and has 104.5 million shares remaining that may be repurchased until December 31, 2024.
In 2021, the Company expects total capital expenditures of approximately $0.9 billion to $1.0 billion, approximately $0.8 billion in dividends, and up to $0.5 billion in share repurchases, subject to other strategic uses of capital.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2021 and December 31, 2020 were $18.0 billion and $19.7 billion, respectively.  The decrease is primarily related to obligations to purchase lower quantities of agricultural commodity inventories. As of March 31, 2021, the Company expects to make payments related to purchase obligations of $16.7 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2021.

Off Balance Sheet Arrangements

On February 24, 2021, the Company amended the First Program and increased the facility from $1.2 billion to $1.4 billion. See Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information about the First Program. There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2021.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2021 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three months ended		Year ended
	March 31, 2021		December 31, 2020
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$1,426	$143	$966	$97
Lowest position	826	83	(842)	(84)
Average position	1,197	120	111	11

The change in fair value of the average position was due to an increase in average quantities and, to a lesser extent, an increase in price underlying the weekly commodity position.

ITEM 4.    CONTROLS AND PROCEDURES

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 4.    CONTROLS AND PROCEDURES (Continued)

During 2018, the Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. As part of this transformation, the Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. The Company is also beginning the transition of certain portions of its corporate operations to a global professional services firm which is expected to be substantially completed by end of fiscal 2021. The Company continues to consider these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP system and the transition of certain corporate operations to a professional services firm in these circumstances have not materially affected its internal control over financial reporting.

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

On September 5, 2019, D&M Farms, Mark Hasty, and Dustin Land filed a putative class action on behalf of a purported class of peanut farmers under the U.S. federal antitrust laws in federal court in Norfolk, Virginia, alleging that the Company’s subsidiary, Golden Peanut, and another peanut shelling company, Birdsong, conspired to fix the price they paid to farmers for raw peanuts. Plaintiffs subsequently added a third peanut shelling company, Olam, to the case. In the fourth quarter of 2020, Olam and Birdsong settled with the plaintiff class for approximately $8 million and $50 million, respectively. In February 2021, Golden Peanut settled for $45 million with the plaintiff class. The court approved the Olam and Birdsong settlements on April 5, 2021, and preliminarily approved the ADM settlement on April 23, 2021. These settlements will, if finally approved, resolve all of class plaintiffs’ claims in this matter.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.    RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended March 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
January 1, 2021 to
January 31, 2021	4,592	$40.588	178	104,506,834

February 1, 2021 to
February 28, 2021	1,016,237	55.684	85	104,506,749

March 1, 2021 to
March 31, 2021	1,325	57.458	244	104,506,505
Total	1,022,154	$55.618	507	104,506,505

(1)Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2021, there were 1,021,647 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 6.    EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

(3)(ii)	Bylaws, as amended through May 1, 2019 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on May 7, 2019).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Inline XBRL file set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: April 28, 2021