Form 10-Q
period 2021-06-30
Archer-Daniels-Midland Co
filed 2021-07-27
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Common Stock, no par value – 559,366,478 shares
(July 26, 2021)

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)

Revenues	$22,926	$16,281	$41,819	$31,251
Cost of products sold	21,463	15,173	38,808	29,192
Gross Profit	1,463	1,108	3,011	2,059

Selling, general, and administrative expenses	739	638	1,488	1,302
Asset impairment, exit, and restructuring costs	23	16	82	57
Equity in (earnings) losses of unconsolidated affiliates	(163)	(103)	(288)	(243)
Investment income	(50)	(26)	(63)	(74)
Interest expense	40	87	127	170
Other (income) expense – net	49	(56)	16	(80)
Earnings Before Income Taxes	825	552	1,649	927

Income tax expense	113	80	244	64
Net Earnings Including Noncontrolling Interests	712	472	1,405	863

Less: Net earnings attributable to noncontrolling interests	—	3	4	3

Net Earnings Attributable to Controlling Interests	$712	$469	$1,401	$860

Average number of shares outstanding – basic	564	561	563	562

Average number of shares outstanding – diluted	566	562	565	563

Basic earnings per common share	$1.26	$0.84	$2.49	$1.53

Diluted earnings per common share	$1.26	$0.84	$2.48	$1.53

Dividends per common share	$0.37	$0.36	$0.74	$0.72

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)

Net earnings including noncontrolling interests	$712	$472	$1,405	$863
Other comprehensive income (loss):
Foreign currency translation adjustment	35	(34)	329	(275)
Tax effect	8	28	(48)	(14)
Net of tax amount	43	(6)	281	(289)

Pension and other postretirement benefit liabilities adjustment	71	1	89	5
Tax effect	(22)	—	(27)	(12)
Net of tax amount	49	1	62	(7)

Deferred gain (loss) on hedging activities	82	81	183	(1)
Tax effect	(15)	(15)	(40)	(1)
Net of tax amount	67	66	143	(2)

Unrealized gain (loss) on investments	(1)	(3)	(2)	3
Tax effect	(1)	1	(1)	(1)
Net of tax amount	(2)	(2)	(3)	2
Other comprehensive income (loss)	157	59	483	(296)
Comprehensive income (loss) including noncontrolling interests	869	531	1,888	567

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	3	4	7

Comprehensive income (loss) attributable to controlling interests	$869	$528	$1,884	$560

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$869	$666
Segregated cash and investments	7,114	5,890
Trade receivables	3,478	2,793
Inventories	11,446	11,713
Other current assets	5,597	6,224
Total Current Assets	28,504	27,286

Investments and Other Assets
Investments in and advances to affiliates	5,113	4,913
Goodwill and other intangible assets	5,266	5,413
Right of use assets	1,043	1,102
Other assets	1,159	1,054
Total Investments and Other Assets	12,581	12,482

Property, Plant, and Equipment
Land and land improvements	534	545
Buildings	5,563	5,522
Machinery and equipment	19,359	19,154
Construction in progress	1,091	1,118
	26,547	26,339
Accumulated depreciation	(16,674)	(16,388)
Net Property, Plant, and Equipment	9,873	9,951
Total Assets	$50,958	$49,719

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,289	$2,042
Trade payables	3,441	4,474
Payables to brokerage customers	7,819	6,460
Accrued expenses and other payables	4,479	4,943
Current lease liabilities	268	261
Current maturities of long-term debt	—	2
Total Current Liabilities	17,296	18,182

Long-Term Liabilities
Long-term debt	8,432	7,885
Deferred income taxes	1,371	1,302
Non-current lease liabilities	800	863
Other	1,385	1,391
Total Long-Term Liabilities	11,988	11,441

Temporary Equity - Redeemable noncontrolling interest	71	74

Shareholders’ Equity
Common stock	2,941	2,824
Reinvested earnings	20,762	19,780
Accumulated other comprehensive income (loss)	(2,121)	(2,604)
Noncontrolling interests	21	22
Total Shareholders’ Equity	21,603	20,022
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$50,958	$49,719

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Six Months Ended June 30,
	2021	2020
Operating Activities
Net earnings including noncontrolling interests	$1,405	$863
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	492	489
Asset impairment charges	54	47
Deferred income taxes	(37)	49
Equity in earnings of affiliates, net of dividends	(23)	(93)
Stock compensation expense	114	75
Loss on debt extinguishment	—	14
Deferred cash flow hedges	183	(1)
Gains on sales of assets and businesses/investment revaluation	(79)	(64)
Other – net	93	232
Changes in operating assets and liabilities
Segregated investments	610	570
Trade receivables	(710)	(364)
Inventories	223	1,439
Deferred consideration in securitized receivables	—	(2,456)
Other current assets	780	(1,058)
Trade payables	(1,023)	(819)
Payables to brokerage customers	1,349	881
Accrued expenses and other payables	(424)	(240)
Total Operating Activities	3,007	(436)

Investing Activities
Purchases of property, plant, and equipment	(427)	(360)
Proceeds from sales of assets and businesses	58	91
Net assets of businesses acquired	(5)	(3)
Purchases of marketable securities	—	(3)
Investments in and advances to affiliates	(8)	(5)
Distributions from affiliates	5	—
Investments in retained interest in securitized receivables	—	(2,121)
Proceeds from retained interest in securitized receivables	—	4,577
Other – net	(17)	(3)
Total Investing Activities	(394)	2,173

Financing Activities
Long-term debt borrowings	595	1,478
Long-term debt payments	(2)	(525)
Net borrowings (payments) under lines of credit agreements	(752)	(667)
Share repurchases	—	(112)
Cash dividends	(417)	(405)
Other – net	—	3
Total Financing Activities	(576)	(228)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	2,037	1,509
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	4,646	2,990
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$6,683	$4,499

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$869	$1,203
Restricted cash and restricted cash equivalents included in segregated cash and investments	5,814	3,296
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,683	$4,499

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$—	$3,383

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, March 31, 2021	559	$2,858	$20,261	$(2,278)	$20	$20,861
Comprehensive income
Net earnings			712		—
Other comprehensive income (loss)				157	—
Total comprehensive income						869
Dividends paid - $0.37 per share			(209)			(209)
Stock compensation expense	—	38				38
Other	—	45	(2)	—	1	44
Balance, June 30, 2021	559	$2,941	$20,762	$(2,121)	$21	$21,603

Balance, December 31, 2020	556	$2,824	$19,780	$(2,604)	$22	$20,022
Comprehensive income
Net earnings			1,401		4
Other comprehensive income (loss)				483	—
Total comprehensive income						1,888
Dividends paid - $0.74 per share			(417)			(417)
Stock compensation expense	3	114				114
Other	—	3	(2)		(5)	(4)
Balance, June 30, 2021	559	$2,941	$20,762	$(2,121)	$21	$21,603

Balance, March 31, 2020	555	$2,690	$19,026	$(2,764)	$24	$18,976
Comprehensive income
Net earnings			469		3
Other comprehensive income (loss)				59	—
Total comprehensive income						531
Dividends paid - $0.36 per share			(202)			(202)
Stock compensation expense	1	24				24
Other	—	(9)	—	—	(9)	(18)
Balance, June 30, 2020	556	$2,705	$19,293	$(2,705)	$18	$19,311

Balance, December 31, 2019	557	$2,655	$18,958	$(2,405)	$17	$19,225
Impact of ASC 326 (see Note 1)			(8)			(8)
Balance, January 1, 2020	557	2,655	18,950	(2,405)	17	19,217
Comprehensive income
Net earnings			860		3
Other comprehensive income (loss)				(300)	4
Total comprehensive income						567
Dividends paid - $0.72 per share			(405)			(405)
Share repurchases	(3)		(112)			(112)
Stock compensation expense	2	75				75
Other	—	(25)	—	—	(6)	(31)
Balance, June 30, 2020	556	$2,705	$19,293	$(2,705)	$18	$19,311

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts include allowances for estimated uncollectible accounts totaling $86 million and $100 million at June 30, 2021 and December 31, 2020, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

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

The Company recorded bad debt expense in selling, general, and administrative expenses of $4 million and $8 million in the three and six months ended June 30, 2021, respectively, and $14 million and $25 million in the three and six months ended June 30, 2020.

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

The Company concluded that the accounting change did not have a material effect on prior periods’ financial statements and elected not to apply the change on a retrospective basis. As a result, the Company recorded a reduction in cost of products sold of $91 million ($69 million after tax, equal to $0.12 per diluted share) for the cumulative effect of the change in the six months ended June 30, 2020 with no impact to the statement of cash flows.

Reclassification

During the quarter and six months ended June 30, 2021, the Company recorded a $40 million revaluation gain on a cost method investment in connection with an observable third-party transaction in investment income (previously interest income) in the consolidated statements of earnings. Revaluation gains previously recorded in other (income) expense - net of $11 million and $19 million in the quarter and six months ended June 30, 2020, respectively, were reclassified to conform to the current presentation.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufactured products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers (Topic 606) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $151 million and $255 million for the three and six months ended June 30, 2021, respectively, and $106 million and $223 million for the three and six months ended June 30, 2020, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $357 million and $626 million as of June 30, 2021 and December 31, 2020, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues were $287 million and $569 million for the three and six months ended June 30, 2021, respectively, and $339 million and $621 million for the three and six months ended June 30, 2020, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$802	$151	$953	$11,862	$12,815
Crushing	92	—	92	2,735	2,827
Refined Products and Other	659	—	659	1,970	2,629
Total Ag Services and Oilseeds	1,553	151	1,704	16,567	18,271
Carbohydrate Solutions
Starches and Sweeteners	1,449	—	1,449	397	1,846
Vantage Corn Processors	974	—	974	—	974
Total Carbohydrate Solutions	2,423	—	2,423	397	2,820
Nutrition
Human Nutrition	848	—	848	—	848
Animal Nutrition	885	—	885	—	885
Total Nutrition	1,733	—	1,733	—	1,733

Other Business	102	—	102	—	102
Total Revenues	$5,811	$151	$5,962	$16,964	$22,926

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Revenues (Continued)

	Six Months Ended June 30, 2021
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,464	$255	$1,719	$21,242	$22,961
Crushing	216	—	216	5,353	5,569
Refined Products and Other	1,171	—	1,171	3,577	4,748
Total Ag Services and Oilseeds	2,851	255	3,106	30,172	33,278
Carbohydrate Solutions
Starches and Sweeteners	2,810	—	2,810	781	3,591
Vantage Corn Processors	1,452	—	1,452	—	1,452
Total Carbohydrate Solutions	4,262	—	4,262	781	5,043
Nutrition
Human Nutrition	1,602	—	1,602	—	1,602
Animal Nutrition	1,694	—	1,694	—	1,694
Total Nutrition	3,296	—	3,296	—	3,296

Other Business	202	—	202	—	202
Total Revenues	$10,611	$255	$10,866	$30,953	$41,819

	Three Months Ended June 30, 2020
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$877	$106	$983	$7,669	$8,652
Crushing	200	—	200	2,205	2,405
Refined Products and Other	521	—	521	1,163	1,684
Total Ag Services and Oilseeds	1,598	106	1,704	11,037	12,741
Carbohydrate Solutions
Starches and Sweeteners	1,137	—	1,137	408	1,545
Vantage Corn Processors	469	—	469	—	469
Total Carbohydrate Solutions	1,606	—	1,606	408	2,014
Nutrition
Human Nutrition	723	—	723	—	723
Animal Nutrition	714	—	714	—	714
Total Nutrition	1,437	—	1,437	—	1,437

Other Business	89	—	89	—	89
Total Revenues	$4,730	$106	$4,836	$11,445	$16,281

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

Note 5.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Fair Value Measurements at June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$4,698	$2,824	$7,522
Unrealized derivative gains:
Commodity contracts	—	1,317	551	1,868
Foreign currency contracts	—	324	—	324
Interest rate contracts	—	89	—	89
Cash equivalents	332	—	—	332
Segregated investments	1,001	—	—	1,001
Total Assets	$1,333	$6,428	$3,375	$11,136

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$892	$1,037	$1,929
Foreign currency contracts	—	252	—	252
Interest rate contracts	—	1	—	1
Debt conversion option	—	—	24	24
Inventory-related payables	—	568	38	606
Total Liabilities	$—	$1,713	$1,099	$2,812

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2021.

	Level 3 Fair Value Asset Measurements at
	June 30, 2021
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, March 31, 2021	$3,070	$684	$3,754
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	75	273	348
Purchases	7,163	—	7,163
Sales	(7,356)	—	(7,356)
Settlements	—	(395)	(395)
Transfers into Level 3	410	22	432
Transfers out of Level 3	(538)	(33)	(571)
Ending balance, June 30, 2021	$2,824	$551	$3,375

* Includes increase in unrealized gains of $380 million relating to Level 3 assets still held at June 30, 2021.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2021.

	Level 3 Fair Value Liability Measurements at
	June 30, 2021
	Inventory- related Payables	Commodity Derivative Contracts Losses	Foreign Currency Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, March 31, 2021	$21	$648	$11	$54	$734
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	—	681	—	(30)	651
Purchases	17	—	—	—	17
Settlements	—	(447)	—	—	(447)
Transfers into Level 3	—	170	—	—	170
Transfers out of Level 3	—	(15)	(11)	—	(26)
Ending balance, June 30, 2021	$38	$1,037	$—	$24	$1,099

* Includes increase in unrealized losses of $683 million relating to Level 3 liabilities still held at June 30, 2021.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Fair Value Measurements (Continued)
The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2021.

	Level 3 Fair Value Asset Measurements at
	June 30, 2021
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2020	$2,183	$859	$3,042
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	805	516	1,321
Purchases	13,548	—	13,548
Sales	(13,988)	—	(13,988)
Settlements	—	(823)	(823)
Transfers into Level 3	926	45	971
Transfers out of Level 3	(650)	(46)	(696)
Ending balance, June 30, 2021	$2,824	$551	$3,375

* Includes increase in unrealized gains of $1.2 billion relating to Level 3 assets still held at June 30, 2021.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2021.

	Level 3 Fair Value Liability Measurements at
	June 30, 2021
	Inventory- related Payables	Commodity Derivative Contracts Losses	Foreign Currency Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2020	$11	$918	$—	$34	$963
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	—	1,062	—	(10)	1,052
Purchase	29	—	—	—	29
Sales	(2)	—	—	—	(2)
Settlements	—	(1,013)	—	—	(1,013)
Transfers into Level 3	—	224	11	—	235
Transfers out of Level 3	—	(154)	(11)	—	(165)
Ending balance, June 30, 2021	$38	$1,037	$—	$24	$1,099

* Includes increase in unrealized losses of $1.1 billion relating to Level 3 liabilities still held at June 30, 2021.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2021 and December 31, 2020. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of June 30, 2021 is a weighted average 30.2% of the total price for assets and 16.2% of the total price for liabilities.

	Weighted Average % of Total Price
	June 30, 2021		December 31, 2020
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	30.2%	16.2%	4.3%	13.7%
Transportation cost	12.5%	—%	10.6%	—%

Commodity Derivative Contracts
Basis	29.5%	39.6%	28.3%	0.7%
Transportation cost	3.3%	3.0%	1.9%	1.3%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$324	$74	$283	$270
Commodity Contracts	1,868	1,929	2,764	2,034
Debt Conversion Option	—	24	—	34
Total	$2,192	$2,027	$3,047	$2,338

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2021 and 2020.

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended June 30, 2021
Consolidated Statement of Earnings	$22,926	$21,463	$49	$40

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(43)	$214	$(45)	$—
Commodity Contracts	—	(673)	—	—
Debt Conversion Option	—	—	—	30
Total gain (loss) recognized in earnings	$(43)	$(459)	$(45)	$30	$(517)

Three Months Ended June 30, 2020
Consolidated Statement of Earnings	$16,281	$15,173	$(56)	$87

Pre-tax gains (losses) on:
Foreign Currency Contracts	$11	$(76)	$(52)	$—
Commodity Contracts	—	(29)	—	—
Total gain (loss) recognized in earnings	$11	$(105)	$(52)	$—	$(146)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Six Months Ended June 30, 2021
Consolidated Statement of Earnings	$41,819	$38,808	$16	$127

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(13)	$(48)	$75	$—
Commodity Contracts	—	(1,455)	—	—
Debt Conversion Option	—	—	—	10
Total gain (loss) recognized in earnings	$(13)	$(1,503)	$75	$10	$(1,431)

Six Months Ended June 30, 2020
Consolidated Statement of Earnings	$31,251	$29,192	$(80)	$170

Pre-tax gains (losses) on:
Foreign Currency Contracts	$46	$(661)	$72	$—
Commodity Contracts	—	593	55	—
Total gain (loss) recognized in earnings	$46	$(68)	$127	$—	$105

Changes in the market value of inventories of certain merchandisable agricultural product inventories, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of June 30, 2021 and December 31, 2020.

For derivative instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested.

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $1.3 billion as of June 30, 2021 and December 31, 2020, and foreign exchange forwards with an aggregate notional amount of $1.8 billion as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company had after-tax losses of $136 million and $202 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)
The Company’s structured trade finance programs use interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in revenues over the period in which the related interest payments are paid to the banks. The amounts are recorded in revenues as the related results are also recorded in revenues. As of June 30, 2021 and December 31, 2020, the Company had interest rate swaps maturing on various dates with aggregate notional amounts of $0.8 billion and $3.3 billion, respectively.

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. As of June 30, 2021 and December 31, 2020, the Company executed swap locks maturing on various dates with an aggregate notional amount of $550 million.

As of June 30, 2021 and December 31, 2020, the Company had after-tax gains of $67 million and $31 million in AOCI, respectively, related to the interest rate swaps and the swap locks. The Company expects to recognize this amount in its consolidated statements of earnings during the life of the instruments.

For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of June 30, 2021 and December 31, 2020, the Company had after-tax gains of $185 million and $119 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $185 million of the June 30, 2021 after-tax gains in its consolidated statements of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 72 million bushels of corn per month. From April 2020 to March 2021, the Company temporarily idled dry mill assets and was grinding approximately 56 million bushels of corn per month.  In April 2021, the Company resumed ethanol production at its two corn dry mill facilities. During the past 12 months, the Company hedged between 23% and 38% of its monthly grind. At June 30, 2021, the Company had designated hedges representing between 2% and 33% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months, the Company hedged between 0 and 1 million gallons of ethanol sales per month under these programs. The Company had no hedges related to ethanol sales as of June 30, 2021.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities. During the past 12 months, the Company hedged between 27% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At June 30, 2021, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$—	$178	$—	$265
Interest Rate Contracts	89	1	61	15
Total	$89	$179	$61	$280

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2021 and 2020.

		Cost of products sold	Interest expense
(In millions)	Revenues
Three Months Ended June 30, 2021
Consolidated Statement of Earnings	$22,926	$21,463	$40

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$239	$—
Interest Contracts	(1)	—	—
Total gain (loss) recognized in earnings	$(1)	$239	$—	$238

Three Months Ended June 30, 2020
Consolidated Statement of Earnings	$16,281	$15,173	$87

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$3	$(36)	$—
Interest Contracts	(16)	—	(8)
Total gain (loss) recognized in earnings	$(13)	$(36)	$(8)	$(57)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)

		Cost of products sold	Interest expense
(In millions)	Revenues
Six Months Ended June 30, 2021
Consolidated Statement of Earnings	$41,819	$38,808	$127

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$328	$—
Interest Contracts	(15)	—	—
Total gain (loss) recognized in earnings	$(15)	$328	$—	$313

Six Months Ended June 30, 2020
Consolidated Statement of Earnings	$31,251	$29,192	$170

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$8	$(60)	$—
Interest Contracts	(41)	—	(8)
Total gain (loss) recognized in earnings	$(33)	$(60)	$(8)	$(101)

Other Net Investment Hedging Strategies

The Company has designated €2.3 billion and €1.5 billion of its outstanding long-term debt and commercial paper borrowings at June 30, 2021 and December 31, 2020, respectively, as hedges of its net investment in a foreign subsidiary. As of June 30, 2021 and December 31, 2020, the Company had after-tax losses of $30 million and $87 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2021	2020
	(In millions)
Unrealized gains on derivative contracts	$2,281	$3,108
Margin deposits and grain accounts	609	500
Customer omnibus receivable	1,038	860
Financing receivables - net (1)	142	297
Insurance premiums receivable	64	35
Prepaid expenses	361	290
Biodiesel tax credit	99	101
Tax receivables	578	680
Non-trade receivables (2)	294	218
Other current assets	131	135
	$5,597	$6,224

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $4 million at June 30, 2021 and December 31, 2020. Interest earned on financing receivables of $2 million and $6 million for the three and six months ended June 30, 2021, respectively and $3 million and $11 million for the three and six months ended June 30, 2020, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $66 million and $40 million of reinsurance recoverables as of June 30, 2021 and December 31, 2020, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 8.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2021	2020
	(In millions)
Unrealized losses on derivative contracts	$2,182	$2,584
Accrued compensation	397	396
Income tax payable	109	41
Other taxes payable	137	127
Biodiesel tax credit payable	3	5
Insurance claims payable	224	238
Contract liability	357	626
Other accruals and payables	1,070	926
	$4,479	$4,943

Note 9.    Debt and Financing Arrangements

On March 25, 2021, the Company issued, in a private placement transaction, €500 million aggregate principal amount of Fixed-to-Floating Rate Senior Notes due September 25, 2022.

At June 30, 2021, the fair value of the Company’s long-term debt exceeded the carrying value by $1.5 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2021, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $11.9 billion, of which $8.6 billion was unused.  Of the Company’s total lines of credit, $6.5 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.6 billion commercial paper outstanding at June 30, 2021.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.0 billion in funding resulting from the sale of accounts receivable with no unused capacity as of June 30, 2021 (see Note 15 for more information about the Programs).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10.    Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2021 were 13.7% and 14.8%, respectively, compared to 14.5% and 6.9% for the three and six months ended June 30, 2020, respectively. The change in the rate for the three months ended June 30, 2021 compared to the same period in the prior year was driven primarily by certain favorable discrete tax items. The change in the rate for the six months ended June 30, 2021 compared to the same prior period in the prior year was primarily due to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad maintenance expenses.

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

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011. As of June 30, 2021, these assessments totaled $9 million in tax and $39 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2011. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2013, and estimates that these potential assessments could be approximately $64 million in tax and $30 million in interest (adjusted for variation in currency exchange rates as of June 30, 2021).  In the second quarter of 2021, Argentine tax authorities initiated criminal tax proceedings related to the Argentine tax matters. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an uncertain tax liability for this assessment because it has concluded that it is more likely than not to prevail on the matter based upon its technical merits and because the taxing jurisdiction’s process does not provide a mechanism for settling at less than the full amount of the assessment. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2013.
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of June 30, 2021, this assessment was $96 million in tax and $34 million in interest (adjusted for variation in currency exchange rates). In September 2019, the Company received an interim decision on its appeal which directed the parties to work toward a settlement. On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation by early 2021. During the second quarter of 2021, the third party expert issued a final valuation. The Company expects the court to issue a ruling on this matter in the third quarter of 2021. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully reviewed the valuation and evaluated the underlying transactions and has concluded that the amount of gain recognized on the reorganization for tax purposes was appropriate. As of June 30, 2021, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 11.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2021 and the reclassifications out of AOCI for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at March 31, 2021	$(2,186)	$261	$(352)	$(1)	$(2,278)
Other comprehensive income (loss) before reclassifications	99	320	(1)	(1)	417
Gain (loss) on net investment hedges	(64)	—	—	—	(64)
Amounts reclassified from AOCI	—	(238)	72	—	(166)
Tax effect	8	(15)	(22)	(1)	(30)
Net of tax amount	43	67	49	(2)	157
Balance at June 30, 2021	$(2,143)	$328	$(303)	$(3)	$(2,121)

	Six months ended June 30, 2021
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2020	$(2,424)	$185	$(365)	$—	$(2,604)
Other comprehensive income (loss) before reclassifications	163	496	7	(2)	664
Gain (loss) on net investment hedges	166	—	—	—	166
Amounts reclassified from AOCI	—	(313)	82	—	(231)
Tax effect	(48)	(40)	(27)	(1)	(116)
Net of tax amount	281	143	62	(3)	483
Balance at June 30, 2021	$(2,143)	$328	$(303)	$(3)	$(2,121)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Accumulated Other Comprehensive Income (Continued)

	Amount reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2021	2020	2021	2020
	(In millions)
Deferred loss (gain) on hedging activities
	$1	$13	$15	$33	Revenues
	(239)	36	(328)	60	Cost of products sold
	—	8	—	8	Interest expense
	(238)	57	(313)	101	Total before tax
	57	(10)	79	(14)	Tax
	$(181)	$47	$(234)	$87	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(61)	$(8)	$(67)	$(16)	Other (income) expense-net
Actuarial losses	133	13	149	21	Other (income) expense-net
	72	5	82	5	Total before tax
	(22)	—	(26)	(11)	Tax
	$50	$5	$56	$(6)	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 12.    Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions)
Gains on sales of assets	$(28)	$(53)	$(39)	$(45)
Early debt retirement charges	—	14	—	14
Pension settlement	82	—	82	—
Other – net	(5)	(17)	(27)	(49)
Other (Income) Expense - Net	$49	$(56)	$16	$(80)

Gains on sales of assets in all periods presented consisted of gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business.

Early debt retirement charges in the prior period were related to the make-whole call provision on a bond.

Pension settlement in the three and six months ended June 30, 2021 was related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Other (Income) Expense - Net (Continued)

Other - net in the three and six months ended June 30, 2021 included the non-service components of net pension benefit income of $5 million and $11 million, respectively, foreign exchange gains, and other income and expense. Other - net in the three and six months ended June 30, 2020 included the non-service components of net pension benefit income of $8 million and $21 million, respectively, foreign exchange gains, and other income. Other - net in the six months ended June 30, 2020 also included loss provisions related to the Company’s futures commission and brokerage business.

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

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. Structured trade finance’s activities include programs under which ADM prepays financial institutions, on a discounted basis, U.S. dollar-denominated letters of credit based on underlying commodity trade flows. The segment also includes the Company’s share of the results of its equity investment in Wilmar International Limited (Wilmar) and its share of the results of its Pacificor, Stratas Foods LLC, Edible Oils Limited, Olenex Sarl, and SoyVen joint ventures.

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers, as ethanol, or as beverage grade. Ethanol, in gasoline, increases octane and is used as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products. The Carbohydrate Solutions segment also includes the Illinois Basin Carbon Sequestration - Decatur project which takes carbon dioxide emissions from its Decatur, IL corn operations and sequesters it into the ground. The segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A., Red Star Yeast Company, LLC, and Aston Foods and Food Ingredients.

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, and interest expense net of interest income. Corporate results also include revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies that ADM Ventures has investments in.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Gross revenues
Ag Services and Oilseeds	$18,799	$14,431	$34,738	$26,781
Carbohydrate Solutions	3,271	2,213	5,905	4,767
Nutrition	1,793	1,474	3,417	2,990
Other Business	102	89	202	193
Intersegment elimination	(1,039)	(1,926)	(2,443)	(3,480)
Total gross revenues	$22,926	$16,281	$41,819	$31,251

Intersegment sales
Ag Services and Oilseeds	$528	$1,690	$1,460	$2,961
Carbohydrate Solutions	451	199	862	437
Nutrition	60	37	121	82
Total intersegment sales	$1,039	$1,926	$2,443	$3,480

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$12,815	$8,652	$22,961	$15,578
Crushing	2,827	2,405	5,569	4,718
Refined Products and Other	2,629	1,684	4,748	3,524
Total Ag Services and Oilseeds	18,271	12,741	33,278	23,820
Carbohydrate Solutions
Starches and Sweeteners	1,846	1,545	3,591	3,195
Vantage Corn Processors	974	469	1,452	1,135
Total Carbohydrate Solutions	2,820	2,014	5,043	4,330
Nutrition
Human Nutrition	848	723	1,602	1,442
Animal Nutrition	885	714	1,694	1,466
Total Nutrition	1,733	1,437	3,296	2,908

Other Business	102	89	202	193
Total revenues from external customers	$22,926	$16,281	$41,819	$31,251

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Segment operating profit
Ag Services and Oilseeds	$570	$413	$1,347	$835
Carbohydrate Solutions	383	195	642	263
Nutrition	201	158	355	300
Other Business	6	38	15	49
Specified Items:
Gains (losses) on sales of assets and businesses(1)	22	23	22	23
Impairment, restructuring, and settlement charges(2)	(37)	(14)	(131)	(58)
Total segment operating profit	1,145	813	2,250	1,412
Corporate	(320)	(261)	(601)	(485)
Earnings before income taxes	$825	$552	$1,649	$927

(1) Consists of gains on the sale of certain assets in all periods presented.

(2) Current quarter charges related to the impairment of certain long-lived assets and restructuring. Current year-to-date charges also included a legal settlement. Prior quarter and year-to-date charges related to the impairment of certain long-lived assets and restructuring.

Note 14.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended June 30, 2021 consisted of $23 million of impairments related to certain long-lived assets and $1 million of restructuring charges, presented as specified items within segment operating profit, and a restructuring adjustment of $1 million in Corporate. Asset impairment, exit, and restructuring costs in the six months ended June 30, 2021 consisted of $54 million of impairments related to certain long-lived assets and $24 million of restructuring charges, presented as specified items within segment operating profit, and $4 million of restructuring charges in Corporate.

Asset impairment, exit, and restructuring costs in the three months ended June 30, 2020 consisted of individually insignificant long-lived asset impairments of $3 million and restructuring charges of $13 million. Asset impairment, exit, and restructuring costs in the six months ended June 30, 2020 consisted of $47 million of impairments related to certain intangible and other long-lived assets and $10 million of restructuring charges.

Note 15.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). Prior to October 1, 2020, ADM Receivables transferred such purchased accounts receivable in their entirety to the First Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On October 1, 2020, the Company restructured the First Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.4 billion, an increase from $1.2 billion as of December 31, 2020, for the accounts receivable transferred. The First Program terminates on May 18, 2022, unless extended.

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

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At June 30, 2021 and December 31, 2020, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its insignificant cost of servicing the receivables sold.

As of June 30, 2021 and December 31, 2020, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $2.0 billion and $1.6 billion, respectively. Total receivables sold were $24.8 billion and $16.8 billion for the six months ended June 30, 2021 and 2020, respectively. Cash collections from customers on receivables sold were $22.5 billion and $16.4 billion for the six months ended June 30, 2021 and 2020, respectively. Of the amount in the six months ended June 30, 2020, $4.6 billion were cash collections on the deferred receivables consideration reflected as cash inflows from investing activities for the six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, receivables pledged as collateral to the Purchasers were $0.6 billion and $0.4 billion, respectively.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $2 million and $6 million for the three and six months ended June 30, 2021, respectively, and $3 million and $5 million for the three and six months ended June 30, 2020, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Note 16.     Subsequent Event

On July 26, 2021, the Company announced that it has reached an agreement to acquire Sojaprotein, a leading European provider of non-GMO soy ingredients. The acquisition is subject to regulatory approvals.

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

The Company’s recent significant portfolio actions and announcements include:

•the announcement in March 2021 of a new ADM policy to protect forests, biodiversity and communities, furthering the Company’s commitment to sustainable, ethical, and responsible production;
•the announcement in April 2021 of the resumption of dry mill ethanol production;
•the announcement in May 2021 of ADM’s participation as a signatory to the German Charter for Diversity in the Workplace which aims to advance the recognition and inclusion of diversity in companies;
•the announcement in May 2021 of a plan to build a dedicated soybean crushing plant and refinery in North Dakota to meet fast-growing demand from food, feed, industrial and biofuel customers, including producers of renewable diesel, which is expected to be open in 2023;
•the announcement in June 2021 of ADM Ventures, the corporate venture capital arm of ADM, joining the Genesis Consortium, a global alliance of venture capital firms and corporations dedicated to supporting startups that leverage biology to promote human and planetary health; and
•the announcement in July 2021 of an agreement to purchase, subject to regulatory approvals, Sojaprotein, a leading European provider of non-GMO soy ingredients.

The next phase of the Company’s strategic transformation is focused on two strategic pillars: Productivity and Innovation.

The Productivity pillar includes (1) advancing the roles of the Company’s Centers of Excellence in procurement, supply chain, and operations to deliver additional efficiencies across the enterprise; (2) continued roll out of the 1ADM business transformation program and implementation of improved standardized business processes; and (3) increased use of technology, analytics, and automation at production facilities, in offices, and with customers.

Innovation activities includes expansions and investments in (1) improving the customer experience, including leveraging producer relationships and enhancing the use of state-of-the-art digital technology to help customers grow; (2) sustainability-driven innovation, which encompasses the full range of products, solutions, capabilities, and commitments to serve customers’ needs; and (3) growth initiatives, including organic growth to support additional capacity and meet growing demand, and mergers and acquisitions opportunities.

ADM will support both pillars with investments in technology, which include expanding digital capabilities and investing further in product research and development. All of these efforts will continue to be strengthened by the Company’s ongoing commitment to Readiness.

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

In 2020, ADM announced new environmental goals, collectively called “Strive 35” – an ambitious plan to, by 2035, reduce absolute greenhouse gas emissions by 25 percent, reduce energy intensity by 15 percent, reduce water intensity by 10 percent, and achieve a 90 percent landfill diversion rate, as part of an aggressive plan to continue to reduce the Company’s environmental footprint.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company’s Ag Services and Oilseeds operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. As a result, changes in agricultural commodity prices have relatively equal impacts on both revenues and cost of products sold. Therefore, changes in revenues of these businesses do not necessarily correspond to changes in margins or gross profit. Thus, gross margins per volume or metric ton are more meaningful than gross margins as percentage of revenues.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Three Months Ended June 30, 2021

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, North America origination benefited from strong margins due to solid execution amidst a volatile market. South American origination volumes were impacted by low farmer selling activity. Ocean freight rates are at a multi-year high due to increased global demand and supply chain bottlenecks. Crushing margins benefited from tight soybean and canola/rapeseed stocks. Refined oil margins were driven by strong demand, declining global oil stocks and increased biofuels consumption. In Carbohydrate Solutions, margins in starches and sweeteners remained solid while demand showed some seasonal and post-COVID-19 strengthening. Flour demand remained softer than pre-COVID-19 levels, but with continued strong margins. Co-product prices increased during the quarter. Ethanol demand and margins strengthened on higher domestic demand. Nutrition benefited from overall strong demand in various product categories. In Human Nutrition, demand for flavors, flavor systems, specialty proteins, bioactives, and fibers were strong. In Animal Nutrition, weak demand and higher input costs as a result of COVID-19 in South America were partially offset by the growing demand in complete food for petfood and livestock. Amino acids pricing and margins improved due to a tighter global supply environment. Favorable product mix also contributed to improved margins.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net earnings attributable to controlling interests increased $243 million from $469 million to $712 million. Segment operating profit increased $332 million from $813 million to $1.1 billion. Included in segment operating profit in the current quarter was a net charge of $15 million consisting of asset impairment and restructuring charges of $37 million, partially offset by gains on the sales of assets of $22 million. Included in segment operating profit in the prior year quarter was net income of $9 million consisting of a gain on the sale of certain assets of $23 million, partially offset by asset impairment and restructuring charges of $14 million. Adjusted segment operating profit increased $356 million to $1.2 billion due primarily to higher results in Ag Services and Oilseeds, Carbohydrate Solutions, Nutrition, and higher equity earnings from the Wilmar investment, partially offset by lower results in Other Business. Corporate results were a net charge of $320 million in the current quarter compared to a net charge of $261 million in the prior year quarter. Corporate results in the current quarter included a pension settlement charge of $82 million, a mark-to-market gain of $30 million on the conversion option of the exchangeable bonds issued in August 2020 and a restructuring adjustment of $1 million. Corporate results in the prior year quarter included early debt repayment expenses of $14 million.

Income tax expense increased $33 million to $113 million. The Company’s effective tax rate for the quarter ended June 30, 2021 was 13.7% compared to 14.5% for the quarter ended June 30, 2020. The change in rate was driven primarily by certain favorable discrete tax items.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	June 30,
(In thousands)	2021	2020	Change
Oilseeds	8,778	9,103	(325)
Corn	5,042	4,099	943
Total	13,820	13,202	618

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in oilseeds processed volumes is primarily related to scheduled downtime at multiple facilities in North America during the quarter. The overall increase in corn is primarily related to the idling of two dry mill facilities in the second quarter of 2020 in response to the challenging operating environment. The Company restarted these idled facilities in April 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$12,815	$8,652	$4,163
Crushing	2,827	2,405	422
Refined Products and Other	2,629	1,684	945
Total Ag Services and Oilseeds	18,271	12,741	5,530

Carbohydrate Solutions
Starches and Sweeteners	1,846	1,545	301
Vantage Corn Processors	974	469	505
Total Carbohydrate Solutions	2,820	2,014	806

Nutrition
Human Nutrition	848	723	125
Animal Nutrition	885	714	171
Total Nutrition	1,733	1,437	296

Other Business	102	89	13
Total	$22,926	$16,281	$6,645

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

Revenues increased $6.6 billion to $22.9 billion due to higher sales prices ($6.5 billion) and sales volumes ($0.1 billion). Higher sales prices of soybeans, corn, oils, meals, alcohol, and wheat and higher volumes of corn and wheat, were partially offset by lower volumes of soybeans. Ag Services and Oilseeds revenues increased 43% to $18.3 billion due to higher sales prices ($5.5 billion). Carbohydrate Solutions revenues increased 40% to $2.8 billion due to higher sales prices ($0.7 billion) and higher sales volumes ($0.1 billion). Nutrition revenues increased 21% to $1.7 billion due to higher sales prices ($0.3 billion).

Cost of products sold increased $6.3 billion to $21.5 billion due principally to higher average commodity costs. Manufacturing expenses increased $0.2 billion to $1.5 billion due principally to higher energy costs and salaries and benefits and increased maintenance expenses.

Foreign currency translation increased revenues and cost of products sold by $0.5 billion.

Gross profit increased $0.4 billion or 32%, to $1.5 billion due principally to higher results in Ag Services and Oilseeds ($78 million), Carbohydrate Solutions ($173 million), Nutrition ($55 million), and Other ($48 million). These factors are explained in the segment operating profit discussion on page 42.

Selling, general, and administrative expenses increased $101 million to $739 million due primarily to higher salaries and benefits and performance-based compensation accruals.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Asset impairment, exit, and restructuring costs increased $7 million to $23 million. Charges in the current quarter consisted of $23 million of impairments related to certain long-lived assets and $1 million of restructuring charges, presented as specified items within segment operating profit, and a restructuring adjustment of $1 million in Corporate. Charges in the prior year quarter of $16 million consisted of individually insignificant long-lived asset impairments and restructuring charges.

Equity in earnings of unconsolidated affiliates increased $60 million to $163 million due primarily to higher earnings from the Company’s investments in Wilmar and Stratas Foods.

Investment income increased $24 million to $50 million due principally to a $40 million cost method investment revaluation gain in the ADM Ventures portfolio, partially offset by lower interest rates on segregated funds in the Company’s futures commission and brokerage business.

Interest expense decreased $47 million to $40 million due to a $30 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020, lower interest rates, and the favorable liability management actions taken in the prior year.

Other expense - net increased $105 million to $49 million. Expense in the current quarter included a non-cash pension settlement charge of $82 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties, partially offset by gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and foreign exchange gains. Income in the prior year quarter included gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, foreign exchange gains, the non-service components of net pension benefit income, and other income, partially offset by expenses related to the early repayment of debt.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
Segment Operating Profit (Loss)	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$190	$171	$19
Crushing	150	113	37
Refined Products and Other	130	78	52
Wilmar	100	51	49
Total Ag Services and Oilseeds	570	413	157

Carbohydrate Solutions
Starches and Sweeteners	306	177	129
Vantage Corn Processors	77	18	59
Total Carbohydrate Solutions	383	195	188

Nutrition
Human Nutrition	162	131	31
Animal Nutrition	39	27	12
Total Nutrition	201	158	43

Other Business	6	38	(32)

Specified Items:
Gains (losses) on sales of assets and businesses	22	23	(1)
Asset impairment and restructuring charges	(37)	(14)	(23)
Total Specified Items	(15)	9	(24)

Total Segment Operating Profit	$1,145	$813	$332

Adjusted Segment Operating Profit(1)	$1,160	$804	$356

Segment Operating Profit	$1,145	$813	$332
Corporate	(320)	(261)	(59)
Earnings Before Income Taxes	$825	$552	$273

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 38%. Ag Services results were higher year-over-year. The North American origination business effectively managed its positions in a dynamic pricing environment, and also delivered significantly higher export volumes, driven by corn sales to China. South American origination was impacted by slower farmer selling and high commodity prices, which impacted contract fulfillment. Global trade results were lower than the strong second quarter of 2020, driven partially by timing impacts that are expected to reverse. Crushing had substantially higher year-over-year results. The business executed well in an environment of strong vegetable oil demand to deliver higher execution margins in North American soy and European softseeds. Results were partially offset by weaker soybean crush margins in South America and negative timing effects, which are expected to reverse in the coming quarters. Refined Products and Other results were significantly higher than the prior-year quarter driven by continued recovery in foodservice as well as positive timing effects in North America, partially offset by impacts of the reduction in Brazilian biodiesel mandates. Equity earnings from Wilmar were higher year-over-year.
Carbohydrate Solutions operating profit increased 96%. Starches and Sweeteners, including ethanol production from the wet mills, delivered substantially higher year-over-year results, driven by positioning gains across the ethanol complex in a highly dynamic environment, as well as more normalized results from corn oil. Sweetener volumes were higher, reflecting the beginnings of a recovery in demand from the foodservice channel. Ethanol margins improved versus the prior-year quarter, driven by a resurgence in driving miles in the U.S. Vantage Corn Processors results were higher than the second quarter of 2020, supported by the resumption of production at the two dry mills, improved fuel ethanol margins and favorable performance in USP-grade industrial alcohol from the Peoria, IL complex.

Nutrition operating profit increased 27%. Human Nutrition results were higher than the prior-year quarter. In North America and Europe, Middle East, and Africa (EMEA), the flavors business delivered strong volumes and improved product mix, particularly in the beverage segment. Specialty Ingredients delivered strong sales growth in specialty proteins, though results were lower due to certain one-time costs, mainly in texturants. In Health and Wellness, stronger sales and margins in probiotics were offset by higher costs in fibers due to planned facility downtime. Animal Nutrition results were higher year-over-year, as improved demand and margins in amino acids, strength in feed additives and ingredients, and better performance in EMEA more than offset COVID-19 and labor-related impacts in other regions.

Other Business operating profit decreased 84% driven primarily by captive insurance underwriting losses, most of which were offset by corresponding recoveries in other business segments.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2021	2020	Change
	(In millions)
Interest expense-net	$(70)	$(86)	$16
Unallocated corporate costs	(248)	(194)	(54)
Early debt retirement charges	—	(14)	14
Gain on debt conversion option	30	—	30
Asset impairment, restructuring, and settlement charges	(81)	(2)	(79)
Other income	49	35	14
Total Corporate	$(320)	$(261)	$(59)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $320 million in the current quarter compared to a net charge of $261 million in the prior year quarter. Interest expense-net decreased $16 million due to lower interest rates and the favorable liability management actions taken in the prior year. Unallocated corporate costs increased $54 million due primarily to higher performance-related compensation accruals, the continued cost centralization in procurement, supply chain, and operations, and additional investments in IT and related projects. Early debt retirement charges in the prior year quarter were related to the make-whole call provision on a bond. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Impairment, restructuring, and settlement charges in the current quarter included a pension settlement charge of $82 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties. Other income in the current quarter included the non-service components of net pension benefit income of $5 million, an investment revaluation gain of $40 million, and foreign exchange gains. Other income in the prior year quarter included the non-service components of net pension benefit income of $8 million, foreign exchange gains, and an investment revaluation gain of $11 million.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended June 30, 2021 and 2020.

	Three months ended June 30,
	2021		2020
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	566		562

Net earnings and reported EPS (fully diluted)	$712	$1.26	$469	$0.84
Adjustments:
(Gains) losses on sales of assets and businesses - net of tax of $5 million in 2021 and 2020 (1)	(17)	(0.03)	(18)	(0.03)
Early debt retirement charges - net of tax of $3 million (1)	—	—	11	0.02
Gain on debt conversion option - net of tax of $0 (1)	(30)	(0.06)	—	—
Asset impairment, restructuring, and settlement charges - net of tax of $28 million in 2021 and $4 million in 2020 (1)	90	0.16	12	0.02
Certain discrete tax adjustments	(1)	—	1	—
Total adjustments	42	0.07	6	0.01
Adjusted net earnings and adjusted EPS	$754	$1.33	$475	$0.85

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended June 30, 2021 and 2020.

	Three months ended
	June 30,
(In millions)	2021	2020	Change
Earnings before income taxes	$825	$552	$273
Interest expense	40	87	(47)
Depreciation and amortization	243	244	(1)
(Gains) losses on sales of assets and businesses	(22)	(23)	1
Early debt retirement charges	—	14	(14)
Railroad maintenance expenses	3	—	3
Asset impairment, restructuring, and settlement charges	118	16	102
Adjusted EBITDA	$1,207	$890	$317

	Three months ended
	June 30,
(In millions)	2021	2020	Change
Ag Services and Oilseeds	$661	$502	$159
Carbohydrate Solutions	467	274	193
Nutrition	253	217	36
Other Business	7	39	(32)
Corporate	(181)	(142)	(39)
Adjusted EBITDA	$1,207	$890	$317

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Six Months Ended June 30, 2021

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, North American origination volumes benefited from strong export demand early in the year while South American origination volumes were impacted by the delayed harvest and low farmer selling activity. Crushing margins benefited from tight soybean and canola/rapeseed stocks. Demand for refined oils was strong, driven by the regional lifting of COVID-19 restrictions in the U.S. and demand for renewable green diesel. Biodiesel margins were negatively impacted by high vegetable oil values. In Carbohydrate Solutions, margins in starches and sweeteners were solid despite softer sweetener demand early in the year due to continued COVID-19 restrictions. Starch demand continued to be robust. Co-product prices were strong. Ethanol demand and margins improved throughout the first half of 2021 as COVID-19 restrictions were lifted regionally. Nutrition benefited from overall strong demand in various product categories. In human nutrition, demand for flavors, flavor systems, specialty proteins, bioactives, and fibers were strong. In animal nutrition, weak demand and higher input costs in South America as a result of COVID-19 were partially offset by the growing demand in complete food for petfood and livestock. Amino acids pricing and margins improved due to a tighter global supply environment. Favorable product mix also contributed to improved margins.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net earnings attributable to controlling interests increased $0.5 billion to $1.4 billion. Segment operating profit increased $0.8 billion to $2.3 billion. Included in segment operating profit in the current period was a net charge of $109 million consisting of gains on the sale of certain assets of $22 million and asset impairment, restructuring, and settlement charges of $131 million. Included in segment operating profit in the prior period was a net charge of $35 million consisting of asset impairment and restructuring charges of $23 million and a gain on the sale of certain assets of $58 million. Adjusted segment operating profit increased $0.9 billion to $2.4 billion due primarily to higher results in Ag Services and Oilseeds, Carbohydrate Solutions, Nutrition, and higher equity earnings from the Wilmar investment, partially offset by lower results in Other Business. Corporate results were a net charge of $0.6 billion in the current period compared to $0.5 billion in the prior period. Corporate results in the current period included a pension settlement charge of $82 million, a mark-to-market gain of $10 million on the conversion option of the exchangeable bonds issued in August 2020, and a restructuring charge of $4 million. Corporate results in the prior period included a credit of $91 million from the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 and early debt repayment expenses of $14 million.

Income taxes of $244 million increased $180 million. The Company’s effective tax rate for the six months ended June 30, 2021 was 14.8% compared to 6.9% for the six months ended June 30, 2020. The favorable 2020 tax rate was primarily due to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad maintenance expenses.

Analysis of Statements of Earnings

Processed volumes by product for the six months are as follows (in metric tons):

	Six Months Ended
	June 30,
(In thousands)	2021	2020	Change
Oilseeds	17,738	18,266	(528)
Corn	8,692	9,633	(941)
Total	26,430	27,899	(1,469)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in oilseeds processed volumes was due to cold weather and natural gas curtailments in North America and delays in soybean harvest in South America. The overall decrease in corn processed was primarily related to the idling of two dry mill facilities in the second quarter of 2020 and the intentional slowdown of wet mill ethanol production in response to the challenging operating environment. The Company restarted these idled facilities in April 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues by segment for the six months are as follows:

	Six Months Ended
	June 30,
	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$22,961	$15,578	$7,383
Crushing	5,569	4,718	851
Refined Products and Other	4,748	3,524	1,224
Total Ag Services and Oilseeds	33,278	23,820	9,458

Carbohydrate Solutions
Starches and Sweeteners	3,591	3,195	396
Vantage Corn Processors	1,452	1,135	317
Total Carbohydrate Solutions	5,043	4,330	713

Nutrition
Human Nutrition	1,602	1,442	160
Animal Nutrition	1,694	1,466	228
Total Nutrition	3,296	2,908	388

Other Business	202	193	9
Total	$41,819	$31,251	$10,568

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

Revenues increased $10.6 billion to $41.8 billion due to higher sales prices ($10.4 billion) and sales volumes ($0.1 billion). Higher sales prices of soybeans, corn, meal, oils, alcohol, and biodiesel and higher sales volumes corn and soybeans, were partially offset by lower sales volumes of alcohol and oils. Ag Services and Oilseeds revenues increased 40% to $33.3 billion due to higher sales prices ($8.8 billion) and higher sales volumes ($0.6 billion). Carbohydrate Solutions revenues increased 16% to $5.0 billion due to higher sales prices ($1.1 billion), partially offset by lower sales volumes ($0.4 billion). Nutrition revenues increased 13% to $3.3 billion due to higher sales prices ($0.5 billion), partially offset by lower sales volumes ($0.1 billion).

Cost of products sold increased $9.6 billion to $38.8 billion due principally to higher average commodity costs. Included in cost of products sold in the prior period was a credit of $91 million from the effect of the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020. Manufacturing expenses increased $0.1 billion to $2.9 billion due principally to higher energy costs, increased contracted labor and maintenance, maintenance supplies, and salaries and benefits, partially offset by railroad maintenance expenses of $73 million in the prior period.

Foreign currency translation impacts increased revenues by $0.9 billion and cost of products sold by $0.8 billion.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gross profit increased $1.0 billion or 46% to $3.0 billion due to higher results in Ag Services and Oilseeds ($473 million), Carbohydrate Solutions ($368 million), Nutrition ($92 million), and Other ($56 million). These factors are explained in the segment operating profit discussion on page 49. In Corporate, the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 had a positive impact on gross profit of $91 million in the prior period.

Selling, general, and administrative expenses increased $0.2 billion to $1.5 billion due principally to higher salaries and benefits and performance-based compensation accruals.

Asset impairment, exit, and restructuring costs increased $25 million to $82 million. Charges in the current period consisted of $54 million of impairments related to certain long-lived assets and $24 million of restructuring charges, presented as specified items within segment operating profit, and $4 million of restructuring charges in Corporate. Charges in the prior period consisted of $47 million of impairments related to certain intangible and other long-lived assets and $10 million of restructuring charges.

Equity in earnings of unconsolidated affiliates increased $45 million to $288 million due to higher earnings from the Company’s investments in Wilmar and Stratas Foods.

Investment income decreased $11 million to $63 million due to lower interest rates on segregated funds in the Company’s futures commission and brokerage business, partially offset by a $40 million investment revaluation gain in the ADM Ventures portfolio in the current period.

Interest expense decreased $43 million to $127 million due to the mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020, lower interest rates, and the favorable liability management actions taken in the prior year.

Other expense - net increased $96 million to $16 million. Expense in the current quarter included a non-cash pension settlement charge of $82 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plant and ADM Pension Plan for Hourly-Wage Employees, partially offset by gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, foreign exchange gains, and other income. Income in the prior period included gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, an investment revaluation gain, foreign exchange gains, the non-service components of net pension benefit income, and other income, partially offset by loss provisions related to the Company’s futures commission and brokerage business and expenses related to the early repayment of debt.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the six months are as follows:

	Six Months Ended
	June 30,
Segment Operating Profit (Loss)	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$399	$335	$64
Crushing	532	183	349
Refined Products and Other	231	159	72
Wilmar	185	158	27
Total Ag Services and Oilseeds	1,347	835	512

Carbohydrate Solutions
Starches and Sweeteners	528	276	252
Vantage Corn Processors	114	(13)	127
Total Carbohydrate Solutions	642	263	379

Nutrition
Human Nutrition	290	244	46
Animal Nutrition	65	56	9
Total Nutrition	355	300	55

Other Business	15	49	(34)

Specified Items:
Gains (losses) on sales of assets and businesses	22	23	(1)
Asset impairment, restructuring, and settlement charges	(131)	(58)	(73)
Total Specified Items	(109)	(35)	(74)

Total Segment Operating Profit	$2,250	$1,412	$838

Adjusted Segment Operating Profit(1)	$2,359	$1,447	$912

Segment Operating Profit	$2,250	$1,412	$838
Corporate	(601)	(485)	(116)
Earnings Before Income Taxes	$1,649	$927	$722

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 61%. Ag Services results were higher than the prior year period. In North America, great execution that helped capitalize on strong Chinese demand and extremely well-managed positions in a dynamic pricing environment, delivered outstanding results. South American origination results were significantly lower due to decreased farmer selling activity versus the prior year period, and lower margins, including the effects from the slightly delayed harvest and higher freight costs. Global Trade results were impacted by negative timing effects related to ocean freight positions which are expected to reverse in the coming quarters. Crushing results were significantly higher due to strong softseed crush margins driven by tight supplies. Refined Products and Other results were higher year-over-year on stronger margins in North America and Europe, Middle East, Africa, and India (EMEAI), partially offset by impacts of the reduction in Brazilian biodiesel mandates. Equity earnings from Wilmar were higher versus the prior year period.

Carbohydrate Solutions operating profit increased 144%. Starches and Sweeteners results, including ethanol production from the wet mills, were significantly higher than the prior year period. The business managed risk well, capitalizing on rising prices in the ethanol complex and favorable co-product values in an industry environment of improving margins and falling inventories. Corn oil results significantly improved from the prior year period, which had been impacted by significant mark-to-market effects. Demand for flour by the foodservice sector remained below the prior year period. Vantage Corn Processors results were substantially higher, driven by improved margins on the distribution of fuel ethanol and strong performance in USP-grade alcohol.

Nutrition operating profit increased 18%. Human Nutrition results were higher than the prior year period. Flavors results were up, driven by strong sales across various market segments. In North America and EMEAI, the flavors business delivered strong volumes and improved product mix, particularly in the beverage segment. Specialty Ingredients delivered strong sales growth in specialty proteins, though results were negatively impacted by the effects of pantry loading in the prior year period, normalization of prices in the wholesale ingredients business, and COVID-related shifts in demand across the portfolio. Health and Wellness results were strong, with robust demand driving strong results in probiotics and fibers. Animal Nutrition results were higher on favorable results in amino acids, driven by improved margins and product mix, partially offset by lower demand and higher input costs as a result of pandemic effects in South America.

Other Business operating profit decreased 69% primarily due to lower underwriting results from the captive insurance operations, some of which were offset by corresponding recoveries in other business segments.

Corporate results for the six months are as follows:

	Six Months Ended
	June 30,
	2021	2020	Change
	(In millions)
LIFO credit (charge)	$—	$91	$(91)
Interest expense-net	(134)	(163)	29
Unallocated corporate costs	(450)	(383)	(67)
Early debt retirement charges	—	(14)	14
Gain on debt conversion option	10	—	10
Impairment, restructuring, and settlement charges	(86)	1	(87)
Other income (charges)	59	(17)	76
Total Corporate	$(601)	$(485)	$(116)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $0.6 billion in the current period compared to $0.5 billion in the prior period. The elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 resulted in a credit of $91 million in the prior period. Interest expense-net decreased $29 million due to lower interest rates and the favorable liability management actions taken in the prior year. Unallocated corporate costs increased $67 million due primarily to higher performance related compensation accruals, the continued cost centralization in procurement, supply chain, and operations, and additional investments in IT and related projects. Early debt retirement charges in the prior period were related to the make-whole call provisions on a bond. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Impairment, restructuring, and settlement charges in the current period included a non-cash pension settlement charge of $82 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plant and ADM Pension Plan for Hourly-Wage Employees to independent third parties, and restructuring charges. Other income in the current period included the non-service components of net pension benefit income of $11 million, an investment revaluation gain of $40 million, and foreign exchange gains. Other charges in the prior period included railroad maintenance expenses of $73 million that had an offsetting benefit in income tax expense, partially offset by foreign exchange gains, an investment revaluation gain of $19 million, and the non-service components of net pension benefit income of $21 million.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The table below provides a reconciliation of diluted EPS to adjusted EPS for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021		2020
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	565		563

Net earnings and reported EPS (fully diluted)	$1,401	$2.48	$860	$1.53
Adjustments:
LIFO charge (credit) - net of tax of $22 million (1)	—	—	(69)	(0.12)
(Gains) losses on sales of assets and businesses - net of tax of $5 million in 2020 and 2021 (2)	(17)	(0.03)	(18)	(0.03)
Asset impairment, restructuring, and settlement charges - net of tax of $53 million in 2021 and $13 million in 2020 (2)	164	0.29	44	0.08
Early debt retirement charges - net of tax of $3 million (2)	—	—	11	0.02
Gain on debt conversion option - net of tax of $0 (2)	(10)	(0.02)	—	—
Certain discrete tax adjustments	(1)	—	8	0.01
Total adjustments	136	0.24	(24)	(0.04)
Adjusted net earnings and adjusted EPS	$1,537	$2.72	$836	$1.49

(1) Tax effected using the Company’s U.S. tax rate. LIFO accounting was discontinued effective January 1, 2020.
(2) Tax effected using the U.S. and other applicable tax rates.

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the six months ended June 30, 2021 and 2020.

	Six months ended
	June 30,
(In millions)	2021	2020	Change
Earnings before income taxes	$1,649	$927	$722
Interest expense	127	170	(43)
Depreciation and amortization	492	489	3
LIFO	—	(91)	91
(Gains) losses on sales of assets and businesses	(22)	(23)	1
Early debt retirement charges	—	14	(14)
Railroad maintenance expenses	3	73	(70)
Asset impairment, restructuring, and settlement charges	217	57	160
Adjusted EBITDA	$2,466	$1,616	$850

	Six months ended
	June 30,
(In millions)	2021	2020	Change
Ag Services and Oilseeds	$1,532	$1,016	$516
Carbohydrate Solutions	809	422	387
Nutrition	462	416	46
Other Business	18	54	(36)
Corporate	(355)	(292)	(63)
Adjusted EBITDA	$2,466	$1,616	$850

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

Cash provided by operating activities was $3.0 billion for the six months ended June 30, 2021 compared to a use of $0.4 billion for the same period last year. Working capital changes as described below increased cash by $0.8 billion for the six months ended June 30, 2021 compared to a decrease of $2.0 billion for the same period last year which included the impact of deferred consideration. During 2020, the Company restructured its accounts receivable securitization programs from a deferred purchase price to a pledge structure. As a result, operating cash flows in the current period no longer include the impact of deferred consideration which decreased operating cash flows in previous years.

Inventories decreased approximately $0.2 billion due to lower inventory volumes partially offset by higher inventory prices. Trade payables declined approximately $1.0 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Deferred consideration in securitized receivables of $2.5 billion for the six months ended June 30, 2020 was offset by the same amount of net consideration received for beneficial interest obtained for selling trade receivables.

Cash used in investing activities was $0.4 billion for the six months ended June 30, 2021 compared to cash provided of $2.2 billion for the same period last year. Capital expenditures for the six months ended June 30, 2021 of $0.4 billion were comparable to the same period last year. Net assets of businesses acquired were $5 million for the six months ended June 30, 2021 compared to $3 million for the same period last year. Proceeds from sales of business and assets for the six months ended June 30, 2021 of $58 million related to the sale of certain assets compared to $91 million for the same period last year. Net consideration received for beneficial interest obtained related to selling trade receivables was $2.5 billion for the six months ended June 30, 2020.

Cash used in financing activities was $0.6 billion for the six months ended June 30, 2021 compared to a use of $0.2 billion for the same period last year. Long-term debt borrowings for the six months ended June 30, 2021 of $0.6 billion consisted of the €0.5 billion aggregate principal amount of Fixed-to-Floating Rate Senior Notes due 2022 issued in a private placement on March 25, 2021, compared to long-term debt borrowings for the same period last year of $1.5 billion which consisted of the $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively, issued on March 27, 2020. Commercial paper net payments for the six months ended June 30, 2021 were $0.8 billion compared to net payments of $0.7 billion for the same period last year. Proceeds from the borrowings in the current period were used for general corporate purposes. Proceeds from the borrowings in the prior period were also used to reduce short-term debt. Long-term debt payments for the six months ended June 30, 2021 were $2 million compared to $0.5 billion for the same period last year, which consisted of the early redemption of the $0.5 billion aggregate principal amount of 4.479% debentures due in 2021. Share repurchases for the six months ended June 30, 2021 were insignificant compared to $0.1 billion for the same period last year. Dividends of $0.4 billion for the six months ended June 30, 2021were comparable to the same period last year.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
At June 30, 2021, the Company had $0.9 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital was $7.5 billion of readily marketable commodity inventories. At June 30, 2021, the Company’s capital resources included shareholders’ equity of $21.6 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $11.9 billion, of which $8.6 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 28% at June 30, 2021 and December 31, 2020. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 29% and 32% at June 30, 2021 and December 31, 2020, respectively. Of the Company’s total lines of credit, $6.5 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.6 billion commercial paper outstanding at June 30, 2021.

As of June 30, 2021, the Company had $0.9 billion of cash and cash equivalents, $0.5 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $6.9 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.0 billion, an increase from $1.8 billion as of December 31, 2020, in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2021, the Company utilized $2.0 billion of its facility under the Programs.

For the six months ended June 30, 2021, the Company spent approximately $0.4 billion in capital expenditures and $0.4 billion in dividends. The Company has a stock repurchase program. Under the program, the Company acquired an insignificant number of shares for the six months ended June 30, 2021, and has 104.5 million shares remaining that may be repurchased until December 31, 2024.

In 2021, the Company expects total capital expenditures of approximately $0.9 billion to $1.0 billion, approximately $0.8 billion in dividends, and up to $0.5 billion in share repurchases, subject to other strategic uses of capital.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2021 and December 31, 2020 were $18.7 billion and $19.7 billion, respectively.  The decrease is primarily related to obligations to purchase lower quantities of agricultural commodity inventories. As of June 30, 2021, the Company expects to make payments related to purchase obligations of $17.1 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended June 30, 2021.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended June 30, 2021.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended June 30, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2021 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Six months ended		Year ended
	June 30, 2021		December 31, 2020
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$1,426	$143	$966	$97
Lowest position	396	40	(842)	(84)
Average position	1,002	100	111	11

The change in fair value of the average position was due to an increase in average quantities and, to a lesser extent, an increase in price underlying the weekly commodity position.

ITEM 4.    CONTROLS AND PROCEDURES

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On September 5, 2019, D&M Farms, Mark Hasty, and Dustin Land filed a putative class action on behalf of a purported class of peanut farmers under the U.S. federal antitrust laws in federal court in Norfolk, Virginia, alleging that the Company’s subsidiary, Golden Peanut, and another peanut shelling company, Birdsong, conspired to fix the price they paid to farmers for raw peanuts. Plaintiffs subsequently added a third peanut shelling company, Olam, to the case. In the fourth quarter of 2020, Olam and Birdsong settled with the plaintiff class for approximately $8 million and $50 million, respectively. In February 2021, Golden Peanut settled for $45 million with the plaintiff class. The court approved the Olam and Birdsong settlements on April 5, 2021. The court approved the ADM settlement on July 26, 2021. These settlements resolve all of class plaintiffs’ claims on this matter.

ITEM 1.    LEGAL PROCEEDINGS (Continued)

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.    RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended June 30, 2021. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
April 1, 2021 to
April 30, 2021	5,572	$49.449	121	104,506,384

May 1, 2021 to
May 31, 2021	2,315	62.192	243	104,506,141

June 1, 2021 to
June 30, 2021	847	64.041	56	104,506,085
Total	8,734	$54.242	420	104,506,085

(1)Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2021, there were 8,314 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

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

Dated: July 27, 2021