Form 10-Q
period 2021-09-30
Archer-Daniels-Midland Co
filed 2021-10-26
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Common Stock, no par value – 559,441,260 shares
(October 25, 2021)

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)

Revenues	$20,340	$15,126	$62,159	$46,377
Cost of products sold	19,014	14,084	57,822	43,276
Gross Profit	1,326	1,042	4,337	3,101

Selling, general, and administrative expenses	720	636	2,208	1,938
Asset impairment, exit, and restructuring costs	2	4	84	61
Equity in (earnings) losses of unconsolidated affiliates	(110)	(160)	(398)	(403)
Investment income	(20)	(20)	(83)	(94)
Interest expense	61	100	188	270
Other (income) expense – net	20	282	36	202
Earnings Before Income Taxes	653	200	2,302	1,127

Income tax expense (benefit)	120	(26)	364	38
Net Earnings Including Noncontrolling Interests	533	226	1,938	1,089

Less: Net earnings attributable to noncontrolling interests	7	1	11	4

Net Earnings Attributable to Controlling Interests	$526	$225	$1,927	$1,085

Average number of shares outstanding – basic	564	561	564	561

Average number of shares outstanding – diluted	566	562	566	563

Basic earnings per common share	$0.93	$0.40	$3.42	$1.93

Diluted earnings per common share	$0.93	$0.40	$3.41	$1.93

Dividends per common share	$0.37	$0.36	$1.11	$1.08

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)

Net earnings including noncontrolling interests	$533	$226	$1,938	$1,089
Other comprehensive income (loss):
Foreign currency translation adjustment	(24)	(154)	305	(429)
Tax effect	(30)	51	(78)	37
Net of tax amount	(54)	(103)	227	(392)

Pension and other postretirement benefit liabilities adjustment	13	(5)	102	—
Tax effect	5	3	(22)	(9)
Net of tax amount	18	(2)	80	(9)

Deferred gain (loss) on hedging activities	75	112	258	111
Tax effect	(1)	(22)	(41)	(23)
Net of tax amount	74	90	217	88

Unrealized gain (loss) on investments	6	(28)	4	(25)
Tax effect	—	—	(1)	(1)
Net of tax amount	6	(28)	3	(26)
Other comprehensive income (loss)	44	(43)	527	(339)
Comprehensive income (loss) including noncontrolling interests	577	183	2,465	750

Less: Comprehensive income (loss) attributable to noncontrolling interests	6	2	10	9

Comprehensive income (loss) attributable to controlling interests	$571	$181	$2,455	$741

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,083	$666
Segregated cash and investments	7,891	5,890
Trade receivables	3,797	2,793
Inventories	11,169	11,713
Current assets held for sale	130	—
Other current assets	5,220	6,224
Total Current Assets	29,290	27,286

Investments and Other Assets
Investments in and advances to affiliates	5,148	4,913
Goodwill and other intangible assets	5,705	5,413
Right of use assets	1,005	1,102
Other assets	1,302	1,054
Total Investments and Other Assets	13,160	12,482

Property, Plant, and Equipment
Land and land improvements	523	545
Buildings	5,557	5,522
Machinery and equipment	18,955	19,154
Construction in progress	1,126	1,118
	26,161	26,339
Accumulated depreciation	(16,313)	(16,388)
Net Property, Plant, and Equipment	9,848	9,951
Total Assets	$52,298	$49,719

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$314	$2,042
Trade payables	4,617	4,474
Payables to brokerage customers	8,675	6,460
Accrued expenses and other payables	4,121	4,943
Current lease liabilities	268	261
Current maturities of long-term debt	581	2
Total Current Liabilities	18,576	18,182

Long-Term Liabilities
Long-term debt	8,039	7,885
Deferred income taxes	1,351	1,302
Non-current lease liabilities	759	863
Other	1,358	1,391
Total Long-Term Liabilities	11,507	11,441

Temporary Equity - Redeemable noncontrolling interest	225	74

Shareholders’ Equity
Common stock	2,964	2,824
Reinvested earnings	21,081	19,780
Accumulated other comprehensive income (loss)	(2,076)	(2,604)
Noncontrolling interests	21	22
Total Shareholders’ Equity	21,990	20,022
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$52,298	$49,719

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net earnings including noncontrolling interests	$1,938	$1,089
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	739	727
Asset impairment charges	54	50
Deferred income taxes	(95)	57
Equity in earnings of affiliates, net of dividends	(36)	(165)
Stock compensation expense	135	114
Loss on debt extinguishment	36	410
Deferred cash flow hedges	258	111
Gains on sales of assets and businesses/investment revaluation	(95)	(132)
Other – net	156	34
Changes in operating assets and liabilities
Segregated investments	594	147
Trade receivables	(1,060)	(343)
Inventories	405	370
Deferred consideration in securitized receivables	—	(4,603)
Other current assets	1,187	(467)
Trade payables	170	(389)
Payables to brokerage customers	2,236	1,060
Accrued expenses and other payables	(769)	414
Total Operating Activities	5,853	(1,516)

Investing Activities
Purchases of property, plant, and equipment	(714)	(558)
Proceeds from sales of assets and businesses	73	708
Net assets of businesses acquired	(501)	(3)
Investments in and advances to affiliates	(7)	(5)
Distributions from affiliates	5	—
Investments in retained interest in securitized receivables	—	(2,121)
Proceeds from retained interest in securitized receivables	—	6,724
Other – net	(143)	(17)
Total Investing Activities	(1,287)	4,728

Financing Activities
Long-term debt borrowings	1,330	1,790
Long-term debt payments	(533)	(2,032)
Net borrowings (payments) under lines of credit agreements	(1,726)	(993)
Share repurchases	—	(117)
Cash dividends	(626)	(607)
Other – net	1	16
Total Financing Activities	(1,554)	(1,943)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	3,012	1,269
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	4,646	2,990
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$7,658	$4,259

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$1,083	$948
Restricted cash and restricted cash equivalents included in segregated cash and investments	6,575	3,311
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,658	$4,259

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$—	$4,656

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, June 30, 2021	559	$2,941	$20,762	$(2,121)	$21	$21,603
Comprehensive income
Net earnings			526		7
Other comprehensive income (loss)				45	(1)
Total comprehensive income						577
Dividends paid - $0.37 per share			(209)			(209)
Stock compensation expense	—	21				21
Other	—	2	2	—	(6)	(2)
Balance, September 30, 2021	559	$2,964	$21,081	$(2,076)	$21	$21,990

Balance, December 31, 2020	556	$2,824	$19,780	$(2,604)	$22	$20,022
Comprehensive income
Net earnings			1,927		11
Other comprehensive income (loss)				528	(1)
Total comprehensive income						2,465
Dividends paid - $1.11 per share			(626)			(626)
Stock compensation expense	3	135				135
Other	—	5	—		(11)	(6)
Balance, September 30, 2021	559	$2,964	$21,081	$(2,076)	$21	$21,990

Balance, June 30, 2020	556	$2,705	$19,293	$(2,705)	$18	$19,311
Comprehensive income
Net earnings			225		1
Other comprehensive income (loss)				(44)	1
Total comprehensive income						183
Dividends paid - $0.36 per share			(202)			(202)
Share repurchases	—		(5)			(5)
Stock compensation expense	—	39				39
Other	—	16	—	—	(1)	15
Balance, September 30, 2020	556	$2,760	$19,311	$(2,749)	$19	$19,341

Balance, December 31, 2019	557	$2,655	$18,958	$(2,405)	$17	$19,225
Impact of ASC 326 (see Note 1)			(8)			(8)
Balance, January 1, 2020	557	2,655	18,950	(2,405)	17	19,217
Comprehensive income
Net earnings			1,085		4
Other comprehensive income (loss)				(344)	5
Total comprehensive income						750
Dividends paid - $1.08 per share			(607)			(607)
Share repurchases	(3)		(117)			(117)
Stock compensation expense	2	114				114
Other	—	(9)	—	—	(7)	(16)
Balance, September 30, 2020	556	$2,760	$19,311	$(2,749)	$19	$19,341

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts include allowances for estimated uncollectible accounts totaling $82 million and $100 million at September 30, 2021 and December 31, 2020, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

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

The Company recorded bad debt expense in selling, general, and administrative expenses of $1 million and $9 million in the three and nine months ended September 30, 2021, respectively, and $7 million and $32 million in the three and nine months ended September 30, 2020.

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

The Company concluded that the accounting change did not have a material effect on prior periods’ financial statements and elected not to apply the change on a retrospective basis. As a result, the Company recorded a reduction in cost of products sold of $91 million ($69 million after tax, equal to $0.12 per diluted share) for the cumulative effect of the change in the nine months ended September 30, 2020 with no impact to the statement of cash flows.

Reclassification

During the quarter and nine months ended September 30, 2021, the Company recorded revaluation gains on cost method investments of $9 million and $49 million, respectively, in connection with observable third-party transactions in investment income (previously interest income) in the consolidated statements of earnings. Revaluation gains previously recorded in other (income) expense - net of $4 million and $23 million in the quarter and nine months ended September 30, 2020, respectively, were reclassified to conform to the current presentation.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 4.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers (Topic 606) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $153 million and $408 million for the three and nine months ended September 30, 2021, respectively, and $87 million and $310 million for the three and nine months ended September 30, 2020, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $374 million and $626 million as of September 30, 2021 and December 31, 2020, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues were $128 million and $697 million for the three and nine months ended September 30, 2021, respectively, and $121 million and $742 million for the three and nine months ended September 30, 2020, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$616	$153	$769	$9,130	$9,899
Crushing	119	—	119	2,723	2,842
Refined Products and Other	657	—	657	2,291	2,948
Total Ag Services and Oilseeds	1,392	153	1,545	14,144	15,689
Carbohydrate Solutions
Starches and Sweeteners	1,516	—	1,516	456	1,972
Vantage Corn Processors	894	—	894	—	894
Total Carbohydrate Solutions	2,410	—	2,410	456	2,866
Nutrition
Human Nutrition	808	—	808	—	808
Animal Nutrition	889	—	889	—	889
Total Nutrition	1,697	—	1,697	—	1,697

Other Business	88	—	88	—	88
Total Revenues	$5,587	$153	$5,740	$14,600	$20,340

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Revenues (Continued)

	Nine Months Ended September 30, 2021
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$2,080	$408	$2,488	$30,372	$32,860
Crushing	335	—	335	8,076	8,411
Refined Products and Other	1,828	—	1,828	5,868	7,696
Total Ag Services and Oilseeds	4,243	408	4,651	44,316	48,967
Carbohydrate Solutions
Starches and Sweeteners	4,326	—	4,326	1,237	5,563
Vantage Corn Processors	2,346	—	2,346	—	2,346
Total Carbohydrate Solutions	6,672	—	6,672	1,237	7,909
Nutrition
Human Nutrition	2,410	—	2,410	—	2,410
Animal Nutrition	2,583	—	2,583	—	2,583
Total Nutrition	4,993	—	4,993	—	4,993

Other Business	290	—	290	—	290
Total Revenues	$16,198	$408	$16,606	$45,553	$62,159

	Three Months Ended September 30, 2020
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$776	$87	$863	$6,489	$7,352
Crushing	113	—	113	2,204	2,317
Refined Products and Other	462	—	462	1,396	1,858
Total Ag Services and Oilseeds	1,351	87	1,438	10,089	11,527
Carbohydrate Solutions
Starches and Sweeteners	1,162	—	1,162	412	1,574
Vantage Corn Processors	490	—	490	—	490
Total Carbohydrate Solutions	1,652	—	1,652	412	2,064
Nutrition
Human Nutrition	719	—	719	—	719
Animal Nutrition	732	—	732	—	732
Total Nutrition	1,451	—	1,451	—	1,451

Other Business	84	—	84	—	84
Total Revenues	$4,538	$87	$4,625	$10,501	$15,126

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Revenues (Continued)

Nutrition

The Nutrition segment sells a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, edible beans, formula feeds, animal health and nutrition products, pet food and treats, and other specialty food and feed ingredients. Revenue is recognized when control over products is transferred to the customer. The amount of revenue recognized follows the contracted price or the mutually agreed price of the product. Freight and shipping are recognized as a component of revenue at the same time control transfers to the customer.

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

Note 5.    Acquisitions

During the nine months ended September 30, 2021, the Company’s Nutrition segment acquired Golden Farm Production & Commerce Company Limited and a 75% majority stake in PetDine, Pedigree Ovens, The Pound Bakery, and NutraDine (“P4”), premier providers of private label pet treats and supplements, for an aggregate consideration of $501 million in cash. The acquisition of P4 advances ADM’s growth strategy by significantly expanding the Company’s pet treat and supplements capabilities. The consideration paid for these acquisitions was allocated as follows, subject to final measurement period adjustments:

(In Millions)
Working capital	$11
Property, plant, and equipment	85
Goodwill	360
Other intangible assets	195
Temporary equity - redeemable noncontrolling interest	(150)
Aggregate cash consideration	$501

The Company has the option to acquire the remaining 25% interest in P4 from December 31, 2023 to March 31, 2025, based on a fixed multiple of earnings before interest, taxes, depreciation, and amortization for the twelve months prior to the exercise of this option. The noncontrolling interest holders also have the option to put the 25% interest to the Company on the same terms. The Company records the 25% remaining interest in temporary equity - redeemable noncontrolling interest.

Goodwill recorded in connection with the acquisitions is primarily attributable to synergies expected to arise after the Company’s acquisition of the businesses, of which, $358 million is expected to be deductible for tax purposes.

Nutrition segment results include the post-acquisition financial results of these acquisitions which were immaterial.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	Fair Value Measurements at September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$4,912	$2,502	$7,414
Unrealized derivative gains:
Commodity contracts	—	963	485	1,448
Foreign currency contracts	—	337	—	337
Interest rate contracts	—	58	—	58
Cash equivalents	326	—	—	326
Segregated investments	1,099	—	—	1,099
Total Assets	$1,425	$6,270	$2,987	$10,682

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$904	$703	$1,607
Foreign currency contracts	—	256	—	256
Interest rate contracts	—	1	—	1
Debt conversion option	—	—	17	17
Inventory-related payables	—	735	15	750
Total Liabilities	$—	$1,896	$735	$2,631

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

The Company’s cash equivalents are comprised of money market funds valued using quoted market prices and are classified in Level 1.

The Company’s segregated investments are comprised of U.S. Treasury securities. U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.

The debt conversion option is the equity-linked embedded derivative related to the exchangeable bonds issued in August 2020. The fair value of the embedded derivative is included in long-term debt, with changes in fair value recognized as interest, and is valued with the assistance of a third-party pricing service (a level 3 measurement under applicable accounting standards).

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2021.

	Level 3 Fair Value Asset Measurements at
	September 30, 2021
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, June 30, 2021	$2,824	$551	$3,375
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	70	288	358
Purchases	7,351	—	7,351
Sales	(7,346)	—	(7,346)
Settlements	—	(311)	(311)
Transfers into Level 3	205	34	239
Transfers out of Level 3	(602)	(77)	(679)
Ending balance, September 30, 2021	$2,502	$485	$2,987

* Includes increase in unrealized gains of $435 million relating to Level 3 assets still held at September 30, 2021.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2021.

	Level 3 Fair Value Liability Measurements at
	September 30, 2021
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, June 30, 2021	$38	$1,037	$24	$1,099
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	3	310	(7)	306
Purchases	1	—	—	1
Sales	(27)	—	—	(27)
Settlements	—	(654)	—	(654)
Transfers into Level 3	—	60	—	60
Transfers out of Level 3	—	(50)	—	(50)
Ending balance, September 30, 2021	$15	$703	$17	$735

* Includes increase in unrealized losses of $313 million relating to Level 3 liabilities still held at September 30, 2021.

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

	Level 3 Fair Value Liability Measurements at
	September 30, 2020
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, June 30, 2020	$14	$363	$—	$377
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(3)	618	15	630
Purchases	3	—	17	20
Sales	(7)	—	—	(7)
Settlements	—	(188)	—	(188)
Transfers into Level 3	—	24	—	24
Transfers out of Level 3	—	(21)	—	(21)
Ending balance, September 30, 2020	$7	$796	$32	$835

* Includes increase in unrealized losses of $635 million relating to Level 3 liabilities still held at September 30, 2020.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Fair Value Measurements (Continued)
The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021.

	Level 3 Fair Value Asset Measurements at
	September 30, 2021
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2020	$2,183	$859	$3,042
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	875	804	1,679
Purchases	20,899	—	20,899
Sales	(21,334)	—	(21,334)
Settlements	—	(1,134)	(1,134)
Transfers into Level 3	1,131	79	1,210
Transfers out of Level 3	(1,252)	(123)	(1,375)
Ending balance, September 30, 2021	$2,502	$485	$2,987

* Includes increase in unrealized gains of $1.7 billion relating to Level 3 assets still held at September 30, 2021.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021.

	Level 3 Fair Value Liability Measurements at
	September 30, 2021
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2020	$11	$918	$34	$963
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	3	1,372	(17)	1,358
Purchase	30	—	—	30
Sales	(29)	—	—	(29)
Settlements	—	(1,667)	—	(1,667)
Transfers into Level 3	—	284	—	284
Transfers out of Level 3	—	(204)	—	(204)
Ending balance, September 30, 2021	$15	$703	$17	$735

* Includes increase in unrealized losses of $1.4 billion relating to Level 3 liabilities still held at September 30, 2021.

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

	Level 3 Fair Value Liability Measurements at
	September 30, 2020
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2019	$27	$199	$—	$226
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	1	1,070	15	1,086
Purchases	11	—	17	28
Sales	(32)	—	—	(32)
Settlements	—	(521)	—	(521)
Transfers into Level 3	—	79	—	79
Transfers out of Level 3	—	(31)	—	(31)
Ending balance, September 30, 2020	$7	$796	$32	$835

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2021 and December 31, 2020. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of September 30, 2021 is a weighted average 33.3% of the total price for assets and 14.5% of the total price for liabilities.

	Weighted Average % of Total Price
	September 30, 2021		December 31, 2020
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	33.3%	14.5%	4.3%	13.7%
Transportation cost	16.2%	—%	10.6%	—%

Commodity Derivative Contracts
Basis	25.6%	33.5%	28.3%	0.7%
Transportation cost	3.7%	3.4%	1.9%	1.3%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$328	$139	$283	$270
Commodity Contracts	1,448	1,607	2,764	2,034
Debt Conversion Option	—	17	—	34
Total	$1,776	$1,763	$3,047	$2,338

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2021 and 2020.

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended September 30, 2021
Consolidated Statement of Earnings	$20,340	$19,014	$20	$61

Pre-tax gains (losses) on:
Foreign Currency Contracts	$13	$(92)	$62	$—
Commodity Contracts	—	214	—	—
Debt Conversion Option	—	—	—	7
Total gain (loss) recognized in earnings	$13	$122	$62	$7	$204

Three Months Ended September 30, 2020
Consolidated Statement of Earnings	$15,126	$14,084	$282	$100

Pre-tax gains (losses) on:
Foreign Currency Contracts	$8	$(77)	$(85)	$—
Commodity Contracts	—	(272)	—	—
Debt Conversion Option	—	—	—	(15)
Total gain (loss) recognized in earnings	$8	$(349)	$(85)	$(15)	$(441)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.    Derivative Instruments and Hedging Activities (Continued)

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Nine Months Ended September 30, 2021
Consolidated Statement of Earnings	$62,159	$57,822	$36	$188

Pre-tax gains (losses) on:
Foreign Currency Contracts	$—	$(140)	$137	$—
Commodity Contracts	—	(1,241)	—	—
Debt Conversion Option	—	—	—	17
Total gain (loss) recognized in earnings	$—	$(1,381)	$137	$17	$(1,227)

Nine Months Ended September 30, 2020
Consolidated Statement of Earnings	$46,377	$43,276	$202	$270

Pre-tax gains (losses) on:
Foreign Currency Contracts	$54	$(738)	$(13)	$—
Commodity Contracts	—	321	55	—
Debt Conversion Option	—	—	—	(15)
Total gain (loss) recognized in earnings	$54	$(417)	$42	$(15)	$(336)

Changes in the market value of inventories of certain merchandisable agricultural product inventories, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Derivatives Designated as Cash Flow and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of September 30, 2021 and December 31, 2020.

For derivative instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested.

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $1.3 billion as of September 30, 2021 and December 31, 2020, and foreign exchange forwards with an aggregate notional amount of $1.7 billion and $1.8 billion as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company had after-tax losses of $82 million and $202 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.    Derivative Instruments and Hedging Activities (Continued)
The Company’s structured trade finance programs use interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in revenues over the period in which the related interest payments are paid to the banks. The amounts are recorded in revenues as the underlying commodity trade flows are also recorded in revenues. As of September 30, 2021 and December 31, 2020, the Company had interest rate swaps maturing on various dates with aggregate notional amounts of $0.2 billion and $3.3 billion, respectively.

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. As of September 30, 2021 and December 31, 2020, the Company executed swap locks maturing on various dates with an aggregate notional amount of $400 million and $550 million, respectively.

As of September 30, 2021 and December 31, 2020, the Company had after-tax gains of $44 million and $31 million in AOCI, respectively, related to the interest rate swaps and the swap locks. The Company expects to recognize this amount in its consolidated statements of earnings during the life of the debt instruments.

For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of September 30, 2021 and December 31, 2020, the Company had after-tax gains of $371 million and $164 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $371 million of the September 30, 2021 after-tax gains in its consolidated statements of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 72 million bushels of corn per month. From April 2020 to March 2021, the Company temporarily idled dry mill assets and was grinding approximately 56 million bushels of corn per month.  In April 2021, the Company resumed ethanol production at its two corn dry mill facilities. During the past 12 months, the Company hedged between 23% and 34% of its monthly grind. At September 30, 2021, the Company had designated hedges representing between 3% and 31% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months and as of September 30, 2021, the Company had no hedges related to ethanol sales under these programs.

The Company uses futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of the anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 27% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At September 30, 2021, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 20% and 94% of the anticipated monthly natural gas consumption at the designated facilities. At September 30, 2021, the Company had designated hedges representing between 10% and 96% of the anticipated monthly natural gas consumption over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.    Derivative Instruments and Hedging Activities (Continued)

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$9	$117	$—	$265
Interest Rate Contracts	58	1	61	15
Total	$67	$118	$61	$280

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2021 and 2020.

		Cost of products sold
(In millions)	Revenues
Three Months Ended September 30, 2021
Consolidated Statement of Earnings	$20,340	$19,014

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$122
Total gain (loss) recognized in earnings	$—	$122	$122

Three Months Ended September 30, 2020
Consolidated Statement of Earnings	$15,126	$14,084

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$1	$79
Interest Contracts	(14)	—
Total gain (loss) recognized in earnings	$(13)	$79	$66

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.    Derivative Instruments and Hedging Activities (Continued)

		Cost of products sold	Interest expense
(In millions)	Revenues
Nine Months Ended September 30, 2021
Consolidated Statement of Earnings	$62,159	$57,822	$188

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$450	$—
Interest Contracts	(15)	—	—
Total gain (loss) recognized in earnings	$(15)	$450	$—	$435

Nine Months Ended September 30, 2020
Consolidated Statement of Earnings	$46,377	$43,276	$270

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$9	$19	$—
Interest Contracts	(55)	—	(8)
Total gain (loss) recognized in earnings	$(46)	$19	$(8)	$(35)

Other Net Investment Hedging Strategies

The Company has designated €1.8 billion and €1.5 billion of its outstanding long-term debt and commercial paper borrowings at September 30, 2021 and December 31, 2020, respectively, as hedges of its net investment in a foreign subsidiary. As of September 30, 2021 and December 31, 2020, the Company had after-tax gains of $11 million and losses of $87 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 8.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2021	2020
	(In millions)
Unrealized gains on derivative contracts	$1,843	$3,108
Margin deposits and grain accounts	580	500
Customer omnibus receivable	1,075	860
Financing receivables - net (1)	154	297
Insurance premiums receivable	17	35
Prepaid expenses	325	290
Biodiesel tax credit	40	101
Tax receivables	765	680
Non-trade receivables (2)	270	218
Other current assets	151	135
	$5,220	$6,224

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million and $4 million at September 30, 2021 and December 31, 2020, respectively. Interest earned on financing receivables of $2 million and $8 million for the three and nine months ended September 30, 2021, respectively and $4 million and $15 million for the three and nine months ended September 30, 2020, respectively, is included in investment income in the consolidated statements of earnings.

(2) Non-trade receivables included $28 million and $40 million of reinsurance recoverables as of September 30, 2021 and December 31, 2020, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2021	2020
	(In millions)
Unrealized losses on derivative contracts	$1,881	$2,584
Accrued compensation	421	396
Income tax payable	132	41
Other taxes payable	154	127
Insurance claims payable	207	238
Contract liability	374	626
Other accruals and payables	952	931
	$4,121	$4,943

Note 10.    Debt and Financing Arrangements

On September 10, 2021, the Company issued $750 million aggregate principal amount of 2.700% Notes due September 15, 2051 (the “Notes”). Net proceeds before expenses were $732 million.

In September 2021, the Company used the proceeds of the Notes to redeem $500 million aggregate principal amount of 2.750% notes due March 27, 2025 and recognized a debt extinguishment charge of $36 million in the quarter ended September 30, 2021.

On March 25, 2021, the Company issued, in a private placement transaction, €500 million aggregate principal amount of Fixed-to-Floating Rate Senior Notes due September 25, 2022.

At September 30, 2021, the fair value of the Company’s long-term debt exceeded the carrying value by $1.7 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2021, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $12.4 billion, of which $10.5 billion was unused.  Of the Company’s total lines of credit, $6.5 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at September 30, 2021.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.1 billion in funding resulting from the sale of accounts receivable with $0.6 billion unused capacity as of September 30, 2021 (see Note 16 for more information about the Programs).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 11.    Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2021 were 18.4% and 15.8%, respectively, compared to a benefit of 13.0% and an expense of 3.4% for the three and nine months ended September 30, 2020, respectively. The low rate in the three months September 30, 2020 included the effects of the significant early debt retirement, the sale of a portion of the Company’s shares in Wilmar and changes in the forecasted geographical mix of pretax earnings on the 2020 annual effective tax rate in that period. The favorable tax rate in the nine months ended September 30, 2020 was due to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad maintenance expenses, and changes in the forecasted geographical mix of pretax earnings.

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

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011. As of September 30, 2021, these assessments totaled $9 million in tax and $39 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2011. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2013, and estimates that these potential assessments could be approximately $62 million in tax and $35 million in interest (adjusted for variation in currency exchange rates as of September 30, 2021).  In the second quarter of 2021, Argentine tax authorities initiated criminal tax proceedings related to the Argentine tax matters. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an uncertain tax liability for this assessment because it has concluded that it is more likely than not to prevail on the matter based upon its technical merits and because the taxing jurisdiction’s process does not provide a mechanism for settling at less than the full amount of the assessment. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2013.
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of September 30, 2021, this assessment was $94 million in tax and $33 million in interest (adjusted for variation in currency exchange rates). In September 2019, the Company received an interim decision on its appeal which directed the parties to work toward a settlement. On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation by early 2021. During the second quarter of 2021, the third party expert issued a final valuation. The Company expects the court to issue a ruling on this matter in the first quarter of 2022. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully reviewed the valuation and evaluated the underlying transactions and has concluded that the amount of gain recognized on the reorganization for tax purposes was appropriate. As of September 30, 2021, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 12.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2021 and the reclassifications out of AOCI for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at June 30, 2021	$(2,143)	$328	$(303)	$(3)	$(2,121)
Other comprehensive income (loss) before reclassifications	(149)	197	5	6	59
Gain (loss) on net investment hedges	126	—	—	—	126
Amounts reclassified from AOCI	—	(122)	8	—	(114)
Tax effect	(30)	(1)	5	—	(26)
Net of tax amount	(53)	74	18	6	45
Balance at September 30, 2021	$(2,196)	$402	$(285)	$3	$(2,076)

	Nine months ended September 30, 2021
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2020	$(2,424)	$185	$(365)	$—	$(2,604)
Other comprehensive income (loss) before reclassifications	14	693	12	4	723
Gain (loss) on net investment hedges	292	—	—	—	292
Amounts reclassified from AOCI	—	(435)	90	—	(345)
Tax effect	(78)	(41)	(22)	(1)	(142)
Net of tax amount	228	217	80	3	528
Balance at September 30, 2021	$(2,196)	$402	$(285)	$3	$(2,076)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.     Accumulated Other Comprehensive Income (Continued)

	Amount reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2021	2020	2021	2020
	(In millions)
Deferred loss (gain) on hedging activities
	$—	$13	$15	$46	Revenues
	(122)	(79)	(450)	(19)	Cost of products sold
	—	—	—	8	Interest expense
	(122)	(66)	(435)	35	Total before tax
	29	19	108	5	Tax
	$(93)	$(47)	$(327)	$40	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service credit	$(4)	$(9)	$(71)	$(25)	Other (income) expense-net
Actuarial losses	12	9	161	30	Other (income) expense-net
	8	—	90	5	Total before tax
	6	1	(20)	(10)	Tax
	$14	$1	$70	$(5)	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 13.    Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In millions)
Gains on sales of assets	$(7)	$(68)	$(46)	$(132)
Debt extinguishment charges	36	396	36	410
Pension settlement	1	—	83	—
Other – net	(10)	(46)	(37)	(76)
Other (Income) Expense - Net	$20	$282	$36	$202

Gains on sales of assets in the three and nine months ended September 30, 2021 consisted of gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business. Gains on sales of assets in the three and nine months ended September 30, 2020 included gains related to the sale of a portion of the Company's shares in Wilmar, which decreased the Company’s ownership interest from 24.8% as of December 31, 2019 to 22.1% as of September 30, 2020, and net gains on the sale of certain other assets, and disposals of individually insignificant assets in the ordinary course of business.

Debt extinguishment charges in the current period were related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025. Debt extinguishment charges in the prior period were related to multiple early debt redemptions.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Other (Income) Expense - Net (Continued)

Pension settlement in the three and nine months ended September 30, 2021 was related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties.

Other - net in the three and nine months ended September 30, 2021 included the non-service components of net pension benefit income of $1 million and $12 million, respectively, foreign exchange gains, and other expense. Other - net in the three and nine months ended September 30, 2020 included the non-service components of net pension benefit income of $7 million and $28 million, respectively, and other income. Other - net in the nine months ended September 30, 2020 also included loss provisions related to the Company’s futures commission and brokerage business and foreign exchange gains.

Note 14.     Segment Information

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

For more information about the Company’s business segments, refer to Note 17 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.    Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Gross revenues
Ag Services and Oilseeds	$16,410	$13,415	$51,148	$40,196
Carbohydrate Solutions	3,227	2,335	9,132	7,102
Nutrition	1,755	1,481	5,172	4,471
Other Business	88	84	290	277
Intersegment elimination	(1,140)	(2,189)	(3,583)	(5,669)
Total gross revenues	$20,340	$15,126	$62,159	$46,377

Intersegment sales
Ag Services and Oilseeds	$721	$1,888	$2,181	$4,849
Carbohydrate Solutions	361	271	1,223	708
Nutrition	58	30	179	112
Total intersegment sales	$1,140	$2,189	$3,583	$5,669

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$9,899	$7,352	$32,860	$22,930
Crushing	2,842	2,317	8,411	7,035
Refined Products and Other	2,948	1,858	7,696	5,382
Total Ag Services and Oilseeds	15,689	11,527	48,967	35,347
Carbohydrate Solutions
Starches and Sweeteners	1,972	1,574	5,563	4,769
Vantage Corn Processors	894	490	2,346	1,625
Total Carbohydrate Solutions	2,866	2,064	7,909	6,394
Nutrition
Human Nutrition	808	719	2,410	2,161
Animal Nutrition	889	732	2,583	2,198
Total Nutrition	1,697	1,451	4,993	4,359

Other Business	88	84	290	277
Total revenues from external customers	$20,340	$15,126	$62,159	$46,377

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.    Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Segment operating profit
Ag Services and Oilseeds	$618	$436	$1,965	$1,271
Carbohydrate Solutions	213	246	855	509
Nutrition	176	147	531	447
Other Business	(5)	20	10	69
Specified Items:
Gains (losses) on sales of assets and businesses(1)	—	57	22	80
Impairment, restructuring, and settlement charges(2)	(2)	(2)	(133)	(60)
Total segment operating profit	1,000	904	3,250	2,316
Corporate	(347)	(704)	(948)	(1,189)
Earnings before income taxes	$653	$200	$2,302	$1,127

(1) Current year-to-date gains consisted of gains on the sale of certain assets. Prior quarter and year-to-date gains consisted of a gain on the sale of a portion of the Company’s shares in Wilmar and certain other assets.

(2) Current quarter charges were related to restructuring. Current year-to-date charges related to impairment of certain long-lived assets, restructuring, and a legal settlement. Prior quarter and year-to-date charges related to the impairment of certain long-lived assets, restructuring, and a settlement.

Note 15.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended September 30, 2021 consisted of $2 million of restructuring charges, presented as specified items within segment operating profit. Asset impairment, exit, and restructuring costs in the nine months ended September 30, 2021 consisted of $54 million of impairments related to certain long-lived assets and $26 million of restructuring charges, presented as specified items within segment operating profit, and $4 million of restructuring charges in Corporate.

Long-lived assets held for sale with a net book value of $0.1 billion were not considered impaired as of September 30, 2021.

Asset impairment, exit, and restructuring costs in the three months ended September 30, 2020 consisted of individually insignificant long-lived asset impairments of $3 million and restructuring charges of $1 million. Asset impairment, exit, and restructuring costs in the nine months ended September 30, 2020 consisted of $50 million of impairments related to certain intangible and other long-lived assets and $11 million of restructuring charges.

Note 16.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). Prior to October 1, 2020, ADM Receivables transferred such purchased accounts receivable in their entirety to the First Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On October 1, 2020, the Company restructured the First Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.5 billion, an increase from $1.2 billion as of December 31, 2020, for the accounts receivable transferred. The First Program terminates on May 18, 2022, unless extended.

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

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company has no retained interests in the transferred receivables, other than collection and administrative responsibilities. At September 30, 2021 and December 31, 2020, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its insignificant cost of servicing the receivables sold.

As of September 30, 2021 and December 31, 2020, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $1.5 billion and $1.6 billion, respectively. Total receivables sold were $36.7 billion and $24.9 billion for the nine months ended September 30, 2021 and 2020, respectively. Cash collections from customers on receivables sold were $34.2 billion and $24.2 billion for the nine months ended September 30, 2021 and 2020, respectively. Of the amount in the nine months ended September 30, 2020, $6.7 billion were cash collections on the deferred receivables consideration reflected as cash inflows from investing activities for the nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, receivables pledged as collateral to the Purchasers were $1.1 billion and $0.4 billion, respectively.

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

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $2 million and $8 million for the three and nine months ended September 30, 2021, respectively, and $2 million and $7 million for the three and nine months ended September 30, 2020, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 17.     Subsequent Events

In October 2021, the Company executed acquisition and investment agreements with a total aggregate consideration of approximately $0.7 billion. In addition, the Company executed an agreement to sell its ethanol production complex in Peoria, Illinois with a book value of approximately $0.1 billion, which will have an immaterial impact on operating results. These transactions are expected to close before December 31, 2021, subject to the satisfaction of customary closing conditions and regulatory approval.

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
•the acquisition in April 2021 of Golden Farm Production & Commerce Company Limited;
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
•the announcement in July 2021 of an agreement to purchase, subject to regulatory approvals, Sojaprotein for $0.4 billion, a leading European provider of non-GMO soy ingredients;
•the announcement in August 2021 of an agreement to form a joint venture with Marathon Petroleum Corp. for the production of soybean oil to supply rapidly growing demand for renewable diesel fuel;
•the acquisition in September 2021 of a 75% majority stake in P4, premier providers of private label pet treats and supplements;
•the announcement in September 2021 of a memorandum of understanding with LG Chem, a leading global diversified chemical company, to explore US-based production of lactic acid to meet growing demand for a wide variety of plant-based products, including bioplastics, through the creation of two joint ventures;
•the unveiling in September 2021 of a state-of-the-art, fully automated flavor production facility situated in Pinghu, Zhejiang Province, China;
•the announcement in October 2021 of an agreement with Qingdao Vland Biotech Group Co., Ltd., a leading producer of enzymes and probiotics, to form a joint venture, subject to regulatory approval, to manufacture and sell human probiotics to serve growing Chinese demand;
•the announcement in October 2021 of an agreement to sell the Company’s ethanol production complex in Peoria, Illinois to BioUrja Group;
•the announcement in October 2021 of an equity investment in Acies Bio, a Slovenia-based biotechnology company specializing in research and development and manufacturing services for developing and scaling synthetic biology and precision fermentation technologies for food, agriculture, and industrial applications; and

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•the announcement in October 2021 of a memorandum of understanding with Gevo, Inc., a pioneer in transforming renewable energy into low carbon, energy-dense liquid hydrocarbons, to support the production of up to 500 million gallons of sustainable aviation fuel and other low carbon-footprint hydrocarbon fuels.

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

Innovation activities include expansions and investments in (1) improving the customer experience, including leveraging producer relationships and enhancing the use of state-of-the-art digital technology to help customers grow; (2) sustainability-driven innovation, which encompasses the full range of products, solutions, capabilities, and commitments to serve customers’ needs; and (3) growth initiatives, including organic growth to support additional capacity and meet growing demand, and mergers and acquisitions opportunities.

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

Market Factors Influencing Operations or Results in the Three Months Ended September 30, 2021

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, North America origination was impacted by widening elevation margins and Hurricane Ida impacting export execution. South American origination volumes were negatively impacted by low farmer selling activity. Ocean freight rates remain high due to increased global demand and supply chain bottlenecks. Crushing margins benefited from strong demand and tight soybean and canola/rapeseed stocks. Refined oil margins were driven by strong demand, declining global oil stocks, and increased biofuels consumption. In Carbohydrate Solutions, margins in starches and sweeteners were negatively impacted by higher corn basis cost while demand remained steady. Ethanol demand and margins were negatively impacted early in the quarter due to the limited availability of affordable corn but improved when the North American corn harvest started. Increased corn prices drove ethanol industry production volumes lower causing stocks on hand to decline. Domestic ethanol demand remained steady in the quarter, but slightly below pre-pandemic levels. Nutrition benefited from overall strong demand in various product categories. In Human Nutrition, demand for flavors, flavor systems, specialty proteins, bioactives, and fibers were strong. In Animal Nutrition, weak demand and higher input costs as a result of COVID-19 in South America were partially offset by the growing demand in complete food for petfood. Amino acids pricing and margins improved due to a tighter global supply environment.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net earnings attributable to controlling interests increased $301 million from $225 million to $526 million. Segment operating profit increased $96 million from $904 million to $1.0 billion. Included in segment operating profit in the current quarter were restructuring charges of $2 million. Included in segment operating profit in the prior year quarter was net income of $55 million consisting of gains related to the sale of a portion of the Company’s shares in Wilmar and certain other assets of $57 million, partially offset by asset impairment, restructuring, and settlement charges of $2 million. Adjusted segment operating profit increased $153 million to $1.0 billion due primarily to higher results in Crushing, Refined Products and Other, Vantage Corn Processors, and Human and Animal Nutrition, partially offset by lower results in Ag Services, Starches and Sweeteners, and Other Business, and lower equity earnings from the Wilmar investment. Corporate results were a net charge of $347 million in the current quarter compared to a net charge of $704 million in the prior year quarter. Corporate results in the current quarter included early debt retirement charges of $36 million, a mark-to-market gain of $7 million on the conversion option of the exchangeable bonds issued in August 2020, expenses related to an acquisition of $3 million, and a pension settlement charge of $1 million. Corporate results in the prior year quarter included early debt retirement charges of $396 million, a mark-to-market loss of $15 million on the conversion option of the exchangeable bonds issued in August 2020, and an impairment charge of $6 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Income tax expense increased $146 million to $120 million. The Company’s effective tax rate for the quarter ended September 30, 2021 was an expense of 18.4% compared to a benefit of 13.0% for the quarter ended September 30, 2020. The low prior year quarter rate included the effects of the significant early debt retirement, the sale of a portion of the Company’s shares in Wilmar, and changes in the forecasted geographical mix of pretax earnings on the 2020 annual effective tax rate in that period.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	September 30,
(In thousands)	2021	2020	Change
Oilseeds	8,509	8,970	(461)
Corn	5,051	4,084	967
Total	13,560	13,054	506
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

Revenues by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$9,899	$7,352	$2,547
Crushing	2,842	2,317	525
Refined Products and Other	2,948	1,858	1,090
Total Ag Services and Oilseeds	15,689	11,527	4,162

Carbohydrate Solutions
Starches and Sweeteners	1,972	1,574	398
Vantage Corn Processors	894	490	404
Total Carbohydrate Solutions	2,866	2,064	802

Nutrition
Human Nutrition	808	719	89
Animal Nutrition	889	732	157
Total Nutrition	1,697	1,451	246

Other Business	88	84	4
Total	$20,340	$15,126	$5,214

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

Revenues increased $5.2 billion to $20.3 billion due to higher sales prices ($5.6 billion) partially offset by lower sales volumes ($0.4 billion). Higher sales prices of animal feeds, alcohol, biodiesel, meal, oils, corn, soybeans, and wheat, and higher volumes of wheat and cotton, were partially offset by lower sales volumes of soybeans. Ag Services and Oilseeds revenues increased 36% to $15.7 billion due to higher sales prices ($4.8 billion) partially offset by lower sales volumes ($0.6 billion). Carbohydrate Solutions revenues increased 39% to $2.9 billion due to higher sales prices ($0.7 billion) and higher sales volumes ($0.1 billion). Nutrition revenues increased 17% to $1.7 billion due to higher sales prices ($0.1 billion) and higher sales volumes ($0.1 billion).

Cost of products sold increased $4.9 billion to $19.0 billion due principally to higher average commodity costs. Manufacturing expenses increased $0.2 billion to $1.6 billion due principally to higher energy costs, maintenance, operating supplies, storage and warehousing, and salaries and benefits.

Foreign currency translation increased revenues and cost of products sold by $0.2 billion.

Gross profit increased $0.3 billion or 27%, to $1.3 billion due principally to higher results in Crushing ($223 million), Refined Products and Other ($103 million), and Nutrition ($56 million), partially offset by lower results in Ag Services ($53 million), Carbohydrate Solutions ($35 million) and Other ($7 million). These factors are explained in the segment operating profit discussion on page 44.

Selling, general, and administrative expenses increased $84 million to $720 million due primarily to higher salaries and benefits and IT expenses.

Asset impairment, exit, and restructuring costs decreased $2 million to $2 million. Charges in the current quarter consisted of $2 million of restructuring charges, presented as specified items within segment operating profit. Charges in the prior year quarter consisted of individually insignificant long-lived asset impairments of $3 million and restructuring charges of $1 million.

Equity in earnings of unconsolidated affiliates decreased $50 million to $110 million due primarily to lower earnings from the Company’s investments in Wilmar, Almidones Mexicanos S.A., Olenex Sarl, SoyVen, and Hungrana Ltd., partially offset by higher earnings from the Company’s investment in Stratas Foods LLC.

Investment income of $20 million was comparable to the prior period.

Interest expense decreased $39 million to $61 million due to lower interest rates and the favorable liability management actions taken in the prior year. Interest expense in the current quarter also included a $7 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020 compared to a $15 million mark-to-market loss adjustment in the prior year quarter.

Other expense - net decreased $262 million to $20 million. Expense in the current quarter included charges of $36 million related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025 and other expense, partially offset by gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and foreign exchange gains. Expense in the prior year quarter included charges of $396 million related to multiple early debt redemptions, partially offset by a $58 million gain on the sale of a portion of the Company’s shares in Wilmar, gains on the sales of certain other assets, the non-service components of net pension benefit income, and other income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
Segment Operating Profit (Loss)	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$36	$147	$(111)
Crushing	280	66	214
Refined Products and Other	236	127	109
Wilmar	66	96	(30)
Total Ag Services and Oilseeds	618	436	182

Carbohydrate Solutions
Starches and Sweeteners	178	257	(79)
Vantage Corn Processors	35	(11)	46
Total Carbohydrate Solutions	213	246	(33)

Nutrition
Human Nutrition	139	128	11
Animal Nutrition	37	19	18
Total Nutrition	176	147	29

Other Business	(5)	20	(25)

Specified Items:
Gains (losses) on sales of assets and businesses	—	57	(57)
Asset impairment and restructuring charges	(2)	(2)	—
Total Specified Items	(2)	55	(57)

Total Segment Operating Profit	$1,000	$904	$96

Adjusted Segment Operating Profit(1)	$1,002	$849	$153

Segment Operating Profit	$1,000	$904	$96
Corporate	(347)	(704)	357
Earnings Before Income Taxes	$653	$200	$453

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 42%. Ag Services executed well in a challenging environment, including a rapid return to operation after Hurricane Ida. Overall results were significantly lower versus the prior-year quarter driven by net negative timing effects that should reverse in coming quarters and a $54 million insurance settlement recorded in the prior-year quarter and lower export volumes caused by Hurricane Ida. Global trade continued its strong performance. Crushing had substantially higher year-over-year results. The business executed well, delivering stronger margins in a dynamic environment that included strong demand for vegetable oil to support existing food customers as well as increasing production of renewable diesel. Results were also driven by net positive timing effects in the current quarter. Refined Products and Other results were significantly higher than the prior-year period, driven by positive timing effects that are expected to reverse in future quarters, along with strong execution in Europe, Middle East, and Africa (EMEA) and North American biodiesel and strong refining premiums due to demand for renewable diesel and foodservice recovery in North America. Equity earnings from Wilmar were lower versus the third quarter of 2020.

Carbohydrate Solutions operating profit decreased 13%. Starches and Sweeteners, including ethanol production from the wet mills, managed through dynamic market conditions, optimizing mix between sweeteners and ethanol production through the quarter. Year-over-year results were significantly lower primarily due to higher input costs. Vantage Corn Processors results were much higher versus the third quarter of 2020, supported by the resumption of production at the two dry mills and improved fuel ethanol margins, particularly late in the quarter.

Nutrition operating profit increased 20%. Human Nutrition results were higher than the prior-year quarter. Higher volume and improved product mix, with particular strength in beverage, drove support strong flavor results in EMEA and North America, partially offset by lower results in Asia Pacific (APAC). Specialty ingredients continued to benefit from strong demand for alternative proteins, offset by some higher costs. Health and wellness results were higher on robust sales growth in bioactives and fiber. Animal Nutrition results were higher year-over-year, driven primarily by strength in amino acids as well as feed additives and ingredients, partially offset by higher costs in Latin America and slower demand recovery in APAC.

Other Business operating profit decreased 125% driven primarily by captive insurance underwriting losses, most of which were offset by corresponding recoveries in other business segments.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2021	2020	Change
	(In millions)
Interest expense-net	$(66)	$(83)	$17
Unallocated corporate costs	(231)	(196)	(35)
Expenses related to acquisitions	(3)	—	(3)
Debt extinguishment charges	(36)	(396)	360
Gain (loss) on debt conversion option	7	(15)	22
Asset impairment, restructuring, and settlement charges	(1)	(6)	5
Other income (charges)	(17)	(8)	(9)
Total Corporate	$(347)	$(704)	$357

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate results were a net charge of $347 million in the current quarter compared to a net charge of $704 million in the prior year quarter. Interest expense-net decreased $17 million due to lower interest rates and the favorable liability management actions taken in the prior year. Unallocated corporate costs increased $35 million due primarily to higher IT operating and project-related costs and the continued cost centralization in procurement, supply chain, and operations. Acquisition expenses were related to the P4 acquisition. Debt extinguishment charges in the current quarter were related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025. Debt extinguishment charges in the prior year quarter were related to multiple early debt redemptions. Gain (loss) on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other charges in the current quarter included railroad repairs and maintenance expenses of $31 million, partially offset by an investment revaluation gain of $9 million, the non-service components of net pension benefit income of $1 million, and other income. Other charges in the prior year quarter included railroad maintenance expenses of $28 million, partially offset by an investment revaluation gain of $4 million, the non-service components of net pension benefit income of $7 million, and other income.

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS), adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA), and adjusted segment operating profit, non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended September 30, 2021 and 2020.

	Three months ended September 30,
	2021		2020
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	566		562

Net earnings and reported EPS (fully diluted)	$526	$0.93	$225	$0.40
Adjustments:
(Gains) losses on sales of assets and businesses - net of tax of $3 million in 2020 (1)	—	—	(54)	(0.10)
Debt extinguishment charges - net of tax of $9 million in 2021 and $96 million in 2020 (1)	27	0.05	300	0.53
(Gain) loss on debt conversion option - net of tax of $0 (1)	(7)	(0.01)	15	0.03
Asset impairment, restructuring, and settlement charges - net of tax of $0 million in 2021 and $3 million in 2020 (1)	3	0.01	5	0.01
Expenses related to acquisitions - net of tax of $1 million in 2021	2	—	—	—
Certain discrete tax adjustments	(3)	(0.01)	8	0.02
Total adjustments	22	0.04	274	0.49
Adjusted net earnings and adjusted EPS	$548	$0.97	$499	$0.89

(1) Tax effected using the U.S. and other applicable tax rates.

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended September 30, 2021 and 2020.

	Three months ended
	September 30,
(In millions)	2021	2020	Change
Earnings before income taxes	$653	$200	$453
Interest expense	61	100	(39)
Depreciation and amortization	247	238	9
(Gains) losses on sales of assets and businesses	—	(57)	57
Debt extinguishment charges	36	396	(360)
Expenses related to acquisitions	3	—	3
Railroad maintenance expenses	31	28	3
Asset impairment, restructuring, and settlement charges	3	8	(5)
Adjusted EBITDA	$1,034	$913	$121

	Three months ended
	September 30,
(In millions)	2021	2020	Change
Ag Services and Oilseeds	$711	$527	$184
Carbohydrate Solutions	297	323	(26)
Nutrition	230	201	29
Other Business	(3)	21	(24)
Corporate	(201)	(159)	(42)
Adjusted EBITDA	$1,034	$913	$121

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Nine Months Ended September 30, 2021

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, North American origination volumes benefited from strong export demand early in the year while South American origination volumes were impacted by the delayed harvest and low farmer selling activity. Crushing margins benefited from strong demand and tight soybean and canola/rapeseed stocks. Demand for refined oils was strong, driven by the regional lifting of COVID-19 restrictions in the U.S. and demand for renewable green diesel. In Carbohydrate Solutions, margins in starches and sweeteners were solid despite softer sweetener demand early in the year due to continued COVID-19 restrictions. Starch demand continued to be robust. Co-product prices were strong. Ethanol demand remained steady as COVID-19 restrictions were lifted regionally. Ethanol margins were volatile initially supported by improving domestic demand, then challenged in the summer months prior to harvest due to limited availability of corn. Nutrition benefited from overall strong demand in various product categories. In Human Nutrition, demand for flavors, flavor systems, specialty proteins, bioactives, and fibers were strong. In Animal Nutrition, weak demand and higher input costs as a result of COVID-19 in South America were partially offset by the growing demand in complete food for petfood. Amino acids pricing and margins improved due to a tighter global supply environment.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net earnings attributable to controlling interests increased $0.8 billion to $1.9 billion. Segment operating profit increased $0.9 billion to $3.3 billion. Included in segment operating profit in the current period was a net charge of $111 million consisting of asset impairment, restructuring, and settlement charges of $133 million, partially offset by gains on the sale of certain assets of $22 million. Included in segment operating profit in the prior period was net income of $20 million consisting of gains on the sale of a portion of the Company’s shares in Wilmar and certain other assets of $80 million, partially offset by asset impairment, restructuring, and settlement charges of $60 million. Adjusted segment operating profit increased $1.1 billion to $3.4 billion due primarily to higher results in Crushing, Refined Products and Other, Carbohydrate Solutions, and Human and Animal Nutrition, partially offset by lower results in Ag Services and Other Business, and lower equity earnings from the Wilmar investment. Corporate results were a net charge of $0.9 billion in the current period compared to $1.2 billion in the prior period. Corporate results in the current period included a pension settlement charge of $83 million, early debt retirement charges of $36 million, a mark-to-market gain of $17 million on the conversion option of the exchangeable bonds issued in August 2020, expenses related to an acquisition of $3 million, and a restructuring charge of $4 million. Corporate results in the prior period included a credit of $91 million from the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 and early debt retirement charges of $410 million, a mark-to-market loss of $15 million on the conversion option of the exchangeable bonds issued in August 2020, and an impairment charge of $5 million.

Income taxes of $364 million increased $326 million. The Company’s effective tax rate for the nine months ended September 30, 2021 was 15.8% compared to 3.4% for the nine months ended September 30, 2020. The favorable 2020 tax rate was due to the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad tax credits recognized in the quarter ended March 31, 2020, and changes in the forecasted geographical mix of pretax earnings. The 45G railroad tax credits have an offsetting impact in cost of products sold.

Analysis of Statements of Earnings

Processed volumes by product for the nine months are as follows (in metric tons):

	Nine Months Ended
	September 30,
(In thousands)	2021	2020	Change
Oilseeds	26,247	27,236	(989)
Corn	13,743	13,717	26
Total	39,990	40,953	(963)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in oilseeds processed volumes was due to cold weather and natural gas curtailments in North America and delays in soybean harvest in South America. The overall increase in corn processed volumes was primarily related to the idling of two dry mill facilities in the second quarter of 2020. The Company restarted these idled facilities in April 2021.

Revenues by segment for the nine months are as follows:

	Nine Months Ended
	September 30,
	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$32,860	$22,930	$9,930
Crushing	8,411	7,035	1,376
Refined Products and Other	7,696	5,382	2,314
Total Ag Services and Oilseeds	48,967	35,347	13,620

Carbohydrate Solutions
Starches and Sweeteners	5,563	4,769	794
Vantage Corn Processors	2,346	1,625	721
Total Carbohydrate Solutions	7,909	6,394	1,515

Nutrition
Human Nutrition	2,410	2,161	249
Animal Nutrition	2,583	2,198	385
Total Nutrition	4,993	4,359	634

Other Business	290	277	13
Total	$62,159	$46,377	$15,782

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

Revenues increased $15.8 billion to $62.2 billion due to higher sales prices ($16.0 billion) partially offset by lower sales volumes ($0.2 billion). Higher sales prices of animal feed, alcohol, biodiesel, meal, oils, corn, soybeans, wheat, and corn by products and higher sales volumes of wheat, cotton, and barley, were partially offset by lower sales volumes of meal, oils, and soybeans. Ag Services and Oilseeds revenues increased 39% to $49.0 billion due to higher sales prices ($13.5 billion) and higher sales volumes ($0.1 billion). Carbohydrate Solutions revenues increased 24% to $7.9 billion due to higher sales prices ($1.8 billion), partially offset by lower sales volumes ($0.3 billion). Nutrition revenues increased 15% to $5.0 billion due to higher sales prices ($0.7 billion).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cost of products sold increased $14.5 billion to $57.8 billion due principally to higher average commodity costs. Included in cost of products sold in the prior period was a credit of $91 million from the effect of the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020. Manufacturing expenses increased $0.3 billion to $4.5 billion due principally to higher energy costs, maintenance, storage and warehousing, operating supplies, salaries and benefits, and contracted labor, partially offset by lower railroad maintenance expenses.

Foreign currency translation impacts increased revenues and cost of goods sold by $1.0 billion.

Gross profit increased $1.2 billion or 40% to $4.3 billion due to higher results in Ag Services and Oilseeds ($746 million), Carbohydrate Solutions ($333 million), Nutrition ($148 million), and Other ($49 million). These factors are explained in the segment operating profit discussion on page 51. In Corporate, the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 had a positive impact on gross profit of $91 million in the prior period.

Selling, general, and administrative expenses increased $0.3 billion to $2.2 billion due principally to higher salaries and benefits, performance-based compensation accruals, IT expenses, and a legal settlement.

Asset impairment, exit, and restructuring costs increased $23 million to $84 million. Charges in the current period consisted of $54 million of impairments related to certain long-lived assets and $26 million of restructuring charges, presented as specified items within segment operating profit, and $4 million of restructuring charges in Corporate. Charges in the prior period consisted of $50 million of impairments related to certain intangible and other long-lived assets and $11 million of restructuring charges.

Equity in earnings of unconsolidated affiliates decreased $5 million to $398 million due to lower earnings from the Company’s investments in Wilmar, Olenex Sarl, SoyVen, and Hungrana Ltd., partially offset by higher earnings from the Company’s investment in Stratas Foods LLC.

Investment income decreased $11 million to $83 million due to lower interest rates on segregated funds in the Company’s futures commission and brokerage business, partially offset by a $49 million investment revaluation gain in the current period compared to a $23 million investment revaluation gain in the prior period.

Interest expense decreased $82 million to $188 million due to lower interest rates and the favorable liability management actions taken in the prior year. Interest expense in the current period also included a $17 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020 compared to a $15 million mark-to-market loss adjustment in the prior period.

Other expense - net decreased $166 million to $36 million. Expense in the current quarter included a non-cash pension settlement charge of $83 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plant and ADM Pension Plan for Hourly-Wage Employees, charges of $36 million related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025, and other expense, partially offset by gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and foreign exchange gains. Expense in the prior period included charges of $410 million related to multiple early debt redemptions and loss provisions related to the Company’s futures commission and brokerage business, partially offset by gains related to the sale of a portion of the Company’s shares in Wilmar and certain other assets, the non-service components of net pension benefit income, foreign exchange gains, and other income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the nine months are as follows:

	Nine Months Ended
	September 30,
Segment Operating Profit (Loss)	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$435	$482	$(47)
Crushing	812	249	563
Refined Products and Other	467	286	181
Wilmar	251	254	(3)
Total Ag Services and Oilseeds	1,965	1,271	694

Carbohydrate Solutions
Starches and Sweeteners	706	533	173
Vantage Corn Processors	149	(24)	173
Total Carbohydrate Solutions	855	509	346

Nutrition
Human Nutrition	429	372	57
Animal Nutrition	102	75	27
Total Nutrition	531	447	84

Other Business	10	69	(59)

Specified Items:
Gains (losses) on sales of assets and businesses	22	80	(58)
Asset impairment, restructuring, and settlement charges	(133)	(60)	(73)
Total Specified Items	(111)	20	(131)

Total Segment Operating Profit	$3,250	$2,316	$934

Adjusted Segment Operating Profit(1)	$3,361	$2,296	$1,065

Segment Operating Profit	$3,250	$2,316	$934
Corporate	(948)	(1,189)	241
Earnings Before Income Taxes	$2,302	$1,127	$1,175

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 55%. Ag Services results were lower than the prior year period. In North America, strong Chinese demand and favorable positions in a dynamic pricing environment delivered significantly higher results. South American origination results were significantly lower due to decreased farmer selling activity versus the prior year period and the effects from the slightly delayed harvest and higher freight costs. Global Trade results were impacted by negative timing effects related to ocean freight positions which are expected to reverse in the coming quarters. Crushing results were significantly higher due to strong softseed crush margins driven by tight supplies and negative timing impacts in the prior year period. Refined Products and Other results were higher year-over-year on stronger margins in North America and Europe, Middle East, Africa, and India (EMEAI), partially offset by impacts related to the reduction in Brazilian biodiesel mandates. Equity earnings from Wilmar were lower versus the prior year period.

Carbohydrate Solutions operating profit increased 68%. Starches and Sweeteners results, including ethanol production from the wet mills, were significantly higher than the prior year period. The business managed risk well, capitalizing on rising prices in the ethanol complex and favorable co-product values in an industry environment of improving margins, falling inventories, and higher input costs. Corn oil results significantly improved from the prior year period, which had been impacted by significant mark-to-market effects. Demand for flour by the foodservice sector remained below the prior year period. Vantage Corn Processors results were substantially higher, driven by improved margins on the distribution of fuel ethanol and strong performance in USP-grade alcohol and the resumption of production at the two dry mills.

Nutrition operating profit increased 19%. Human Nutrition results were higher than the prior year period. Flavors results were up, driven by strong sales across various market segments. In North America and EMEAI, the flavors business delivered strong volumes and improved product mix, particularly in the beverage segment. Specialty Ingredients delivered strong sales growth in specialty proteins, though results were negatively impacted by the effects of pantry loading in the prior year period, normalization of prices in the wholesale ingredients business, COVID-related shifts in demand across the portfolio, and higher costs. Health and Wellness results were strong, with robust demand driving strong results in probiotics and fibers. Animal Nutrition results were higher on favorable results in amino acids, driven by improved margins and product mix, partially offset by lower demand and higher input costs as a result of pandemic effects in South America.

Other Business operating profit decreased 86% primarily due to lower underwriting results from the captive insurance operations, most of which were offset by corresponding recoveries in other business segments.

Corporate results for the nine months are as follows:

	Nine Months Ended
	September 30,
	2021	2020	Change
	(In millions)
LIFO credit (charge)	$—	$91	$(91)
Interest expense-net	(200)	(246)	46
Unallocated corporate costs	(681)	(579)	(102)
Expenses related to acquisitions	(3)	—	(3)
Debt extinguishment charges	(36)	(410)	374
Gain (loss) on debt conversion option	17	(15)	32
Impairment, restructuring, and settlement charges	(87)	(5)	(82)
Other income (charges)	42	(25)	67
Total Corporate	$(948)	$(1,189)	$241

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $0.9 billion in the current period compared to $1.2 billion in the prior period. The elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 resulted in a credit of $91 million in the prior period. Interest expense-net decreased $46 million due principally to lower interest rates and the favorable liability management actions taken in the prior year. Unallocated corporate costs increased $102 million due primarily to higher variable performance-related compensation expense accruals, the continued cost centralization in procurement, supply chain, and operations, and additional investments in IT and related projects. Acquisition expenses were related to the P4 acquisition. Debt extinguishment charges in the current period were related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025. Debt extinguishment charges in the prior period were related to multiple early debt redemptions. Gain (loss) on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Impairment, restructuring, and settlement charges in the current period included a non-cash pension settlement charge of $83 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plant and ADM Pension Plan for Hourly-Wage Employees to independent third parties, and restructuring charges. Other income in the current period included the non-service components of net pension benefit income of $12 million, an investment revaluation gain of $49 million, and other income, partially offset by railroad maintenance expenses of $34 million. Other charges in the prior period included railroad maintenance expenses of $101 million that had an offsetting benefit in income tax expense, partially offset by an investment revaluation gain of $23 million, and the non-service components of net pension benefit income of $28 million, and other income.

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

Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below provides a reconciliation of diluted EPS to adjusted EPS for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021		2020
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	566		563

Net earnings and reported EPS (fully diluted)	$1,927	$3.41	$1,085	$1.93
Adjustments:
LIFO charge (credit) - net of tax of $22 million (1)	—	—	(69)	(0.12)
(Gains) losses on sales of assets and businesses - net of tax of $5 million in 2021 and $8 million in 2020 (2)	(17)	(0.03)	(72)	(0.13)
Asset impairment, restructuring, and settlement charges - net of tax of $53 million in 2021 and $16 million in 2020 (2)	167	0.30	49	0.09
Expenses related to acquisitions - net of tax of $1 million (2)	2	—	—	—
Debt extinguishment charges - net of tax of $9 million in 2021 and $99 million in 2020 (2)	27	0.05	311	0.55
Gain (loss) on debt conversion option - net of tax of $0 (2)	(17)	(0.03)	15	0.03
Certain discrete tax adjustments	(4)	(0.01)	16	0.03
Total adjustments	158	0.28	250	0.45
Adjusted net earnings and adjusted EPS	$2,085	$3.69	$1,335	$2.38

(1) Tax effected using the Company’s U.S. tax rate. LIFO accounting was discontinued effective January 1, 2020.
(2) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the nine months ended September 30, 2021 and 2020.

	Nine months ended
	September 30,
(In millions)	2021	2020	Change
Earnings before income taxes	$2,302	$1,127	$1,175
Interest expense	188	270	(82)
Depreciation and amortization	739	727	12
LIFO	—	(91)	91
(Gains) losses on sales of assets and businesses	(22)	(80)	58
Debt extinguishment charges	36	410	(374)
Expenses related to acquisitions	3	—	3
Railroad maintenance expenses	34	101	(67)
Asset impairment, restructuring, and settlement charges	220	65	155
Adjusted EBITDA	$3,500	$2,529	$971

	Nine months ended
	September 30,
(In millions)	2021	2020	Change
Ag Services and Oilseeds	$2,243	$1,543	$700
Carbohydrate Solutions	1,106	745	361
Nutrition	692	617	75
Other Business	15	75	(60)
Corporate	(556)	(451)	(105)
Adjusted EBITDA	$3,500	$2,529	$971

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

Cash provided by operating activities was $5.9 billion for the nine months ended September 30, 2021 compared to a use of $1.5 billion for the same period last year. Working capital changes as described below increased cash by $2.8 billion for the nine months ended September 30, 2021 compared to a decrease of $3.8 billion for the same period last year which included the impact of deferred consideration. During 2020, the Company restructured its accounts receivable securitization programs from a deferred purchase price to a pledge structure. As a result, operating cash flows in the current period no longer include the impact of deferred consideration which decreased operating cash flows in previous years.

Inventories decreased approximately $0.4 billion due to lower inventory volumes partially offset by higher inventory prices. Brokerage payables increased approximately $2.2 billion due to increased customer segregated trading activity. Trade payables increased approximately $0.2 billion principally reflecting seasonal cash payments for North American harvest-related grain purchases.

Deferred consideration in securitized receivables of $4.6 billion for the nine months ended September 30, 2020 was offset by the same amount of net consideration received for beneficial interest obtained for selling trade receivables.

Cash used in investing activities was $1.3 billion for the nine months ended September 30, 2021 compared to cash provided of $4.7 billion for the same period last year. Capital expenditures for the nine months ended September 30, 2021 were $0.7 billion compared to $0.6 billion for the same period last year. Net assets of businesses acquired were $0.5 billion for the nine months ended September 30, 2021 compared to $3 million for the same period last year primarily due to the P4 acquisition in September 2021. Proceeds from sales of business and assets for the nine months ended September 30, 2021 were $0.1 billion compared to $0.7 billion for the same period last year which related to the sale of a portion of the Company’s shares in Wilmar and certain other assets. Net consideration received for beneficial interest obtained related to selling trade receivables was $4.6 billion for the nine months ended September 30, 2020.

Cash used in financing activities was $1.6 billion for the nine months ended September 30, 2021 compared to $1.9 billion for the same period last year. Long-term debt borrowings for the nine months ended September 30, 2021 of $1.3 billion consisted of the $750 million aggregate principal amount of 2.700% Notes due 2051 issued on September 10, 2021 and the €0.5 billion aggregate principal amount of Fixed-to-Floating Rate Senior Notes due 2022 issued in a private placement on March 25, 2021, compared to long-term debt borrowings for the same period last year of $1.8 billion which consisted of the $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively, issued on March 27, 2020 and the $0.3 billion aggregate principal amount of zero coupon exchangeable bonds due in 2023 issued on August 26, 2020. Proceeds from the borrowings in the current period were used to redeem debt and for general corporate purposes. Proceeds from the borrowings in the prior period were used to reduce short-term debt. Commercial paper net payments for the nine months ended September 30, 2021 were $1.7 billion compared to $1.0 billion for the same period last year. Long-term debt payments of $0.5 billion for the nine months ended September 30, 2021 consisted of the early redemption of the $500 million aggregate principal amount of 2.750% notes due 2025 in September 2021, compared to $2.0 billion for the same period last year which consisted of the early redemption of the $0.5 billion and $0.4 billion aggregate principal amounts of 4.479% debentures due in 2021 and 3.375% debentures due in 2022, respectively, the repurchase of $0.7 billion aggregate principal amount of debentures, and the redemption of $0.1 billion aggregate principal amount of private placement notes due in 2021 and 2024. Share repurchases for the nine months ended September 30, 2021 were insignificant compared to $0.1 billion for the same period last year. Dividends of $0.6 billion for the nine months ended September 30, 2021were comparable to the same period last year.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
At September 30, 2021, the Company had $1.1 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital was $7.4 billion of readily marketable commodity inventories. At September 30, 2021, the Company’s capital resources included shareholders’ equity of $22.0 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.4 billion, of which $10.5 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 27% and 28% at September 30, 2021 and December 31, 2020, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 26% and 32% at September 30, 2021 and December 31, 2020, respectively. Of the Company’s total lines of credit, $6.5 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at September 30, 2021.

As of September 30, 2021, the Company had $1.1 billion of cash and cash equivalents, $0.5 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $8.1 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.1 billion, an increase from $1.8 billion as of December 31, 2020, in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2021, the Company utilized $1.5 billion of its facility under the Programs.

For the nine months ended September 30, 2021, the Company spent approximately $0.7 billion in capital expenditures and $0.6 billion in dividends. The Company has a stock repurchase program. Under the program, the Company acquired an insignificant number of shares for the nine months ended September 30, 2021, and has 104.5 million shares remaining that may be repurchased until December 31, 2024.

In 2021, the Company expects total capital expenditures of approximately $0.9 billion to $1.0 billion, approximately $0.8 billion in dividends, and up to $0.5 billion in share repurchases, subject to other strategic uses of capital.

In October 2021, the Company executed acquisition and investment agreements with a total aggregate consideration of approximately $0.7 billion. In addition, the Company executed an agreement to sell its ethanol production complex in Peoria, Illinois with a book value of approximately $0.1 billion, which will have an immaterial impact to operating results. These transactions are expected to close before December 31, 2021, subject to the satisfaction of closing conditions and regulatory approval. In addition, the previously announced Sojaprotein acquisition of $0.4 billion is also expected to close before December 31, 2021.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2021 and December 31, 2020 were $16.9 billion and $19.7 billion, respectively.  The decrease is primarily related to obligations to purchase lower quantities of agricultural commodity inventories. As of September 30, 2021, the Company expects to make payments related to purchase obligations of $12.9 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended September 30, 2021.

Off Balance Sheet Arrangements

On September 24, 2021, the Company amended the First Program and increased the facility from $1.4 billion as of March 31, 2021 to $1.5 billion. See Note 16 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information about the First Program. There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended September 30, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended September 30, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2021 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Year ended
	September 30, 2021		December 31, 2020
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$1,426	$143	$966	$97
Lowest position	(98)	(10)	(842)	(84)
Average position	710	71	111	11

The change in fair value of the average position was due to an increase in average quantities, partially offset by a decrease in price underlying the weekly commodity position.

ITEM 4.    CONTROLS AND PROCEDURES

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1.    LEGAL PROCEEDINGS (Continued)

On September 4, 2019, AOT Holding AG (AOT) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC. AOT and Maize allege that members of the putative class suffered “hundreds of millions of dollars in damages” as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. UWGP filed an amended complaint on October 19, 2021. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.    RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended September 30, 2021. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
July 1, 2021 to
July 31, 2021	804	$59.498	191	104,505,894

August 1, 2021 to
August 31, 2021	6,748	60.602	85	104,505,809

September 1, 2021 to
September 30, 2021	4,308	60.424	106	104,505,703
Total	11,860	$60.462	382	104,505,703

(1)Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2021, there were 11,478 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 6.    EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

(3)(ii)	Bylaws, as amended through May 1, 2019 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on May 7, 2019).

(4.1)	Form of 2.700% Notes due 2051 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 10, 2021).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Inline XBRL file set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ R. G. Young
R. G. Young
Executive Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: October 26, 2021