Form 10-K
period 2021-12-31
Archer-Daniels-Midland Co
filed 2022-02-17
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Common Stock, no par value—$33.7 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 30, 2021)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—562,166,572 shares
(February 16, 2022)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Company Overview

Archer-Daniels-Midland Company (the Company or ADM) unlocks the power of nature to provide access to nutrition worldwide. The Company is a global leader in sustainable human and animal nutrition, one of the world’s premier agricultural origination and processing companies, and an innovator in creating sustainable solutions in agriculture, energy, and bio-based alternatives to materials and fuels currently produced from petroleum products. ADM’s breadth, depth, insights, facilities and logistical expertise give the Company unparalleled capabilities to meet needs for food, beverages, health and wellness, and more. From the seed of the idea to the outcome of the solution, ADM enriches the quality of life the world over.

The Company is one of the world’s leading producers of ingredients for human and animal nutrition, and other products made from nature. ADM transforms natural products into staple foods, sustainable and renewable industrial products, renewable fuels, and an expansive pantry of food and beverage ingredients and solutions for foods and beverages, supplements, nutrition for pets and livestock and more. ADM also has significant investments and joint ventures that aim to expand or enhance the market for its products or offer other benefits including, but not limited to, geographic or product-line expansion. With an array of unparalleled capabilities across every part of the global food chain, ADM gives its customers an edge in solving global challenges of today and tomorrow.

At ADM, sustainable practices and a focus on environmental responsibility are not separate from its primary business: they are integral to the growth strategy of the Company and to the work the Company does every day to serve customers and create value for shareholders. ADM’s board of directors actively oversees the Company’s sustainability strategy through a board-level Sustainability and Corporate Responsibility Committee (Sustainability Committee), and ADM’s Chief Sustainability Officer is part of the core strategy team who reports to the Chief Strategy Officer. Utilizing ADM’s unique position in the agricultural value chain, its extensive global grain elevator and transportation network, and its production facilities, ADM is driving sustainability into every aspect of the agriculture value chain. The Company is actively working to improve the efficiency of its facilities and vehicles, finding alternative uses for waste, reusing and recycling water, and sequestering carbon at its onsite capture and storage facility. ADM works with growers, supporting them with personalized services and innovative technologies; partnering with them to develop and enhance sustainable practices; and transforming their bounty into products for consumers around the globe. ADM does the same with animal nutrition products. Today, more people want to feed their pets the same kind of clean, healthy products they eat themselves and consumers expect livestock and poultry to be fed and raised humanely and sustainably. The Company’s environmental goals, collectively called “Strive 35” – an ambitious plan to, by 2035, reduce from a 2019 baseline absolute Scope 1 and 2 greenhouse gas (GHG) emissions by 25 percent, reduce absolute Scope 3 emissions by 25 percent, reduce energy intensity by 15 percent, reduce water intensity by 10 percent, and achieve a 90 percent landfill diversion rate – are part of an aggressive plan to continue to reduce the Company’s environmental footprint.

From plant-based proteins to probiotics, the Company is growing nutrition trends, working closely with customers to create custom, delicious solutions from nature to meet consumer preferences. The Company’s innovation and expertise are helping people live healthier lives. Around the world, ADM’s food scientists, flavorists, and chefs offer innovative solutions for consumers seeking foods, beverages and supplements to support health and wellness. The Company’s global footprint combines with local insights to give ADM the capabilities few other companies have – ensuring that it gets the very best ingredients from around the globe to its customers, wherever they may be.

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

Ag Services and Oilseeds

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. Structured trade finance’s activities include programs under which ADM prepays financial institutions, on a discounted basis, U.S. dollar-denominated letters of credit based on underlying commodity trade flows. In December 2021, the Company entered into a joint venture with Marathon Petroleum Corp. for the production of soybean oil to supply rapidly growing demand for renewable diesel fuel.

The Company has a 32.2% interest in Pacificor. Pacificor owns and operates grain export elevators in Kalama, Washington and Portland, Oregon.

The Company has a 22.3% equity interest in Wilmar International Limited (Wilmar), a Singapore publicly listed company. Wilmar is a leading global agribusiness group headquartered in Asia engaged in the businesses of packaged oils and packaged foods, oil palm cultivation, oilseeds crushing, edible oils refining, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

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
The Company is a supplier of raw materials to Wilmar, Stratas Foods LLC, Edible Oils Limited, SoyVen, and Olenex.

Item 1.	BUSINESS (Continued)

Carbohydrate Solutions

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers and ethanol for use in gasoline due to its ability to increase octane as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products. The Carbohydrate Solutions segment has announced various memorandums of understanding with potential strategic partners leveraging our core production capabilities and carbon sequestration experience to facilitate the production of low carbon, bio-based products such as sustainable aviation fuel and innovative renewable chemicals. In November 2021, the Company sold its ethanol production complex in Peoria, Illinois.

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

Nutrition

The Nutrition segment serves various end markets including food, beverages, nutritional supplements, and feed and premix for livestock, aquaculture, and pet food. The segment engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. ADM acquired Golden Farm Production & Commerce Company Limited in April 2021; a 75% majority stake in PetDine, Pedigree Ovens, The Pound Bakery, and NutraDine (collectively, “P4”), premier providers of private label pet treats and supplements, in September 2021; U.S.-based Deerland Probiotics & Enzymes (“Deerland”), a leader in probiotic, prebiotic, and enzyme technology, in November 2021; Sojaprotein, a leading European provider of non-GMO soy ingredients, in November 2021; and Flavor Infusion International, S.A., a full-range provider of flavor and specialty ingredient solutions for customers across Latin America and the Caribbean, in December 2021.
Other Business

Other Business includes the Company’s remaining operations as described below.

ADM Investor Services, Inc., a wholly owned subsidiary of the Company, is a registered futures commission merchant and a clearing member of all principal commodities exchanges in the U.S.  ADM Investor Services International Limited, a member of several derivative and commodity exchanges and clearing houses in Europe, ADMIS Singapore Pte. Limited, a clearing member of the Singapore exchange, and ADMIS Hong Kong Limited, are wholly owned subsidiaries of ADM offering brokerage services in Europe and Asia.

Insurance activities include Agrinational Insurance Company (Agrinational) and its subsidiaries. Agrinational, a wholly owned subsidiary of ADM, provides insurance coverage for certain property, casualty, marine, credit, and other miscellaneous risks of the Company. Agrinational also participates in certain third-party reinsurance arrangements.

Item 1.	BUSINESS (Continued)

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

Concentration of Revenues by Product

The following products accounted for 10% or more of revenues for the following periods:

	% of Revenues
	Year Ended December 31
	2021	2020	2019
Soybeans	18%	18%	16%
Corn	14%	12%	12%
Soybean Meal	12%	14%	13%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  Acquisitions, especially in the Nutrition segment, expand the Company’s ability to unlock the potential of nature and serve customers’ evolving and expanding nutritional needs through its offering of natural flavor and ingredient products. The Company does not expect any individual new product to have a significant impact on the Company’s revenues in 2022.

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

Some of the principal crops that ADM sources and processes present specific climate change risks. For example, South American soy and global palm present risks of deforestation due to their proximity to the forest and other high-carbon-value landscapes. In addition, row crops such as corn, soy, wheat, and canola present environmental risks when not managed appropriately, such as water quality impairment, erosion, soil degradation, and GHG emissions. However, these crops also present an opportunity to combat climate change through their ability to sequester carbon in the soil using regenerative agricultural practices. ADM has engaged over 13 million acres in sustainable agriculture practices globally.

Item 1.	BUSINESS (Continued)

Under the stewardship of ADM’s board of directors, the Company has established several key social and environmental policies that collectively outline expectations for its employees, business partners and contractors, and the Company as a whole with respect to its sourcing operations. These policies set the standards that govern the Company’s approach to environmental stewardship, employee conduct, and raw material sourcing, among other areas, and outline ADM’s positions on issues of widespread public interest. These standards are included in, among others, the Company’s Code of Conduct, Environment, Health, and Safety Policy, Human Rights Policy, Commitment to Protect Forests, Biodiversity, and Communities, Statement on Genetically Modified Organisms, Statement on Animal Testing, Commitment to Anti-Corruption Compliance, Protocol for Managing Supplier Non-Compliance and ADM Supplier Expectations, all of which are available on the Company’s website (see Item 1, Business - Available Information).

In addition to policies, a portion of the Company’s commodity sourcing is conducted using third-party certification programs including ADM Responsible Soy, Biomass Biofuel Sustainability Voluntary Scheme, Round Table for Responsible Soy, International Sustainability and Carbon Certification, Round Table on Sustainable Palm Oil, and U.S. Soy Sustainability Assurance Protocol. These programs have standards that are established to provide transparency on specific sustainability-related criteria. ADM procures canola, soybeans, and palm under these programs.

The Company aims to achieve full traceability of direct and indirect soy suppliers in South America by the end of 2022 and aims to eliminate all deforestation in its supply chain by the end of 2030.

Trademarks, Brands, Recipes, and other Intellectual Property

The Company owns trademarks, brands, recipes, and other intellectual property including patents, with a net book value of $841 million as of December 31, 2021. The Company does not consider any segment of its business to be dependent upon any single or group of trademarks, brands, recipes, or other intellectual property.

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

Research and Development

Research and development expense during the year ended December 31, 2021, net of reimbursements of government grants, was $171 million.

Item 1.	BUSINESS (Continued)

The Company’s laboratories and technical innovation centers around the world enhance its ability to interact with customers globally, not only to provide flavors, but also to support the sales of other food ingredients. Since the acquisition of Wild Flavors in 2014, additional laboratories have been added, including food & beverages applications laboratories in Fort Collins, Colorado, and Bergamo, Italy and expanded laboratories in Decatur, Illinois, Davis, California, Rolle, Switzerland, and Shanghai, China. In 2021, the Company also opened a plant-based innovation laboratory in ADM’s Biopolis research hub in Singapore to develop nutritious products to meet the growing food and beverage demand in the Asia-Pacific region.

The Company expanded its human health and nutrition portfolio in 2017 with the acquisition of a controlling interest in Biopolis SL (Biopolis), a leading provider of probiotics and genomic services. Biopolis provides genomic sequencing capabilities for the Company’s customers as well as for its internal use. Biopolis also has high through-put biological functionality testing capabilities that can be used to discover new probiotics and nutraceuticals. In January 2018, the Company announced a joint development agreement with Vland Biotech to develop and commercialize enzymes for animal feed. In April 2018, the Company opened its new enzyme development laboratory in Davis, California to advance the research and development of feed enzyme as well as enzymes for internal use. In August 2018, the Company further expanded its probiotics business with the acquisition of Probiotics International Limited. In October 2021, the Company announced an agreement with Qingdao Vland Biotech Group Co., Ltd., a leading producer of enzymes and probiotics, to form a joint venture to manufacture and sell human probiotics to serve the growing Chinese demand.

With the acquisition of Neovia in early 2019, ADM further expanded its research and development capabilities in Animal Nutrition, globally. In December 2019, the Company opened a new Animal Nutrition technology center in Decatur, Illinois, to further expand its animal nutrition capabilities to support customer innovation in pet and aqua food production in North America. In November 2021, the Company opened a new animal nutrition laboratory in Rolle, Switzerland to support the development of science-based feed additives to meet worldwide customer needs for pet food, aquaculture, and livestock species.
ADM Ventures continues to select high-potential, new product development projects in partnership with the business units. The distribution platform that was launched by the team for ADM to sell several of its ingredients has been successful for revenue growth and market and consumer insights. ADM Ventures further expanded its equity investments and now has early-stage start-up companies in its portfolio which are focused on developing products for human and animal nutrition, and is looking at several others in which ADM may choose to invest. These investments also allow for strategic insights as well as collaboration opportunities for which the team is aggressively pursuing. ADM Ventures portfolio of investments are primarily accounted for at cost and recorded in Other Assets in the Company’s consolidated balance sheets.

The Company is continuing to invest in research to develop a broad range of key intermediate materials that serve as a platform for producing a variety of sustainable packaging products. Conversion technologies include utilizing expertise in fermentation, process chemistry, and catalysis. The Company’s current portfolio includes products that are in the early development phase and those that are close to pilot plant demonstration. In September 2021, the Company announced a memorandum of understanding (MOU) with LG Chem, a leading global diversified chemical company, to explore US-based production of lactic acid to meet growing demand for a wide variety of plant-based products, including bioplastics, through the creation of two joint ventures. In October 2021, the Company announced making an equity investment in Acies Bio, a Slovenia-based biotechnology company specializing in R&D and manufacturing services for developing and scaling synthetic biology and precision fermentation technologies for food, agriculture and industrial applications. In October 2021, the Company announced a MOU with Gevo, Inc., a pioneer in transforming renewable energy into low carbon, energy-dense liquid hydrocarbons, to support the production of up to 500 million gallons of sustainable aviation fuel and other low carbon-footprint hydrocarbon fuel. In November 2021, the Company announced an agreement to form a 50-50 joint venture with Asia Sustainable Foods Platform, a wholly-owned company of Temasek, to provide technology development and precision fermentation for companies serving the growing consumer demand for a wide variety of bio-based products, including alternative protein, in Singapore and the wider Asia-Pacific region. The Company has a MOU with P2 Science to evaluate product opportunities in plant-based, renewable chemicals and materials.

Item 1.	BUSINESS (Continued)

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

Environmental, Social, and Governance (ESG)

The Company knows that the health of our natural resources is critical to our future, and that its commitments to sustainable practices will result in a stronger ADM and a better world. ADM is committed to being a force for change in developing innovative, sustainable solutions in agriculture, food and nutrition, energy, and packaging materials while pursuing ways to continually improve the Company’s efforts in both protecting the environment and enhancing environmental sustainability. The United Nations Development Programme created the Sustainable Development Goals (SDG) blueprint as a universal call to action to end poverty, protect the planet, and ensure that all people enjoy peace and prosperity. ADM focuses its efforts toward goals that align with its business objectives and allow the Company to make the greatest contribution towards the achievement of the SDG, specifically Zero Hunger, Clean Water and Sanitation, Decent Work and Economic Growth, Climate Action, and Life On Land.

Governance
The Sustainability Committee of the Board actively oversees the Company’s objectives, goals, strategies, and activities relating to sustainability and corporate responsibility matters. The Sustainability Committee also oversees the Company’s compliance with sustainability and corporate responsibility laws and regulations, assesses performance relating to industry benchmarks, and assists the Board of Directors in ensuring that the Company operates as a sustainable organization and responsible corporate citizen in order to enhance shareholder value and protect ADM’s reputation. The Company’s Chief Sustainability Officer works with the Chairman of the Sustainability Committee to set the agendas for the meetings and also attends the meetings. As for ADM management, the Executive Council of ADM, the Company’s highest strategic and operational body, provides close supervision of the Company’s ESG efforts and an in-depth review of sustainability issues. Because the Company considers sustainability critical to its strategic planning and mergers and acquisitions efforts, the Chief Sustainability Officer reports to the Chief Strategy Officer and is an important part of the strategy team. Furthermore, regional sustainability teams, along with the corporate sustainability team, support the Chief Sustainability Officer to drive sustainability efforts in the Company’s facilities and supply chains around the world. ADM’s sustainability efforts are also supported by the Centers of Excellence (CoE) that drive efficiency programs in their areas of focus such as the Utilities CoE, Diversity, Equity and Inclusion CoE, and Environmental, Health and Safety (EHS) CoE.

Strategy
The Company aims to mitigate climate change through renewable product and process innovations, supply chain commitments, and a strategic approach to operational excellence with a focus on enhancing the efficiency of ADM’s production plants throughout its global operations.

ADM believes sustainability is critical to its future growth strategy. ADM’s strategic plan of sustainable growth leverages the trends and technologies in sustainability to help the Company grow and create value for its stakeholders. Ag Services and Oilseeds is focused on traceability of sourcing and differentiation and working with growers on low carbon agricultural products. Carbohydrate Solutions is focused on decarbonization as a business, and biosolutions and biomaterials, including fuel solutions from agricultural products to replace petroleum-based products. Nutrition is focused on developing alternative proteins that can reduce the amount of animal-based proteins that are sources of methane and GHG emissions. The growth of these projects and businesses will be integral to supporting the objective of helping the planet limit total global warming to the 1.5°C threshold indicated by the United Nations.

Moreover, ADM has a large industrial footprint and believes it is important to reduce GHG emissions related to its business activities and the entire agricultural supply chain. The Company continues to use internal and external resources to identify opportunities and take action to reduce its GHG emissions globally to meet its continued commitment to mitigate the effects of climate change.

Item 1.	BUSINESS (Continued)

In 2020, ADM announced its environmental stewardship goals, collectively called “Strive 35” – an ambitious plan to, by 2035, reduce absolute Scope 1 and 2 GHG emissions by 25 percent from a 2019 baseline, reduce energy intensity by 15 percent, reduce water intensity by 10 percent, and achieve a 90 percent landfill diversion rate. To support the Company's Strive 35 environmental goals, ADM developed a feasibility study with a leading engineering professional services firm that provides the technology pathway for absolute reduction of GHG by 2035. The Company has also committed to develop a global strategy focused on improving community wellbeing in priority watersheds, including water-stressed areas, by 2025.

In 2021, ADM added 5-year interim targets to ensure the Company stays on track to meet its 2035 goals. By 2025, the Company aims to reduce absolute GHG emissions by 1.5%, reduce energy intensity and water intensity by 6% and 5%, respectively, and achieve 87% of its waste diverted from landfill.

In 2021, ADM announced its Scope 3 GHG reduction goal, focused upon the five most material Scope 3 categories for the Company: purchased goods and services; fuel and energy related emissions; upstream transportation and distribution; waste; and processing of solid products/goods. ADM aims to reduce its absolute Scope 3 emissions by 25% from a 2019 baseline by 2035.

The Company anticipates spending between $170 million to $300 million on capital projects to achieve the Strive 35 targets. In 2021, $15 million was spent on projects in support of these goals.

During the year ended December 31, 2021, the Company spent $57 million specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

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

Risk Management
See Item 1A, “Risk Factors” for the discussion of climate-related risks.

Metrics and Targets
Metrics and targets are available in ADM's Corporate Sustainability Report which can be accessed through its website at http://www.adm.com.

References to the Company’s website address in this report are provided as a convenience and are not incorporated by reference. See Available Information on page 15 for more information.

Scenario Analysis
In line with the recommendations of the Task Force on Climate-Related Disclosures, ADM conducted an analysis using three scenarios: 1.5°C (based on IPCC SSP1), 2°C (based on IEA WEO 450 Scenario), and 2.6°C (based on IEA INDC Scenario). The first scenario assumes a rapid transition to a low carbon world in the next decade, limiting temperature increase to 1.5°C. This involves a high degree of transformation across the economy. Under this scenario, the worst anticipated physical impacts of climate change are avoided. The second scenario involves ambitious actions to mitigate climate change, limiting temperature increase to 2°C. This scenario requires greater policy action; however, there is still an increase in physical climate-related impacts. The third scenario is based on the current status quo with no changes to policies or actions and an anticipated increase in global temperature by 2.6°C resulting in increased physical impacts of climate change. ADM used these scenarios as written by the sources, except in the case of the third, status quo scenario, where transition risks were evaluated based on the Company’s existing commitments: Strive 35.

Item 1.	BUSINESS (Continued)

In each of the scenarios, the Company identified potential sourcing shifts and limitations, operational changes, physical impacts, and opportunities. The primary risks identified fall into two categories: physical and transition. Key opportunities are related to products and services offerings.

Physical Risks	• Increased severity and frequency of extreme weather events such as hurricanes/cyclones and floods could lead to increased direct costs from the disruption of supply chains and impair the Company’s ability to deliver products to customers in a timely manner. • Increased severity and frequency of extreme weather events such as hurricanes/cyclones and floods could lead to increased sourcing costs due to limited availability of agricultural commodities and impact ADM’s ability to produce goods, which would directly affect revenues.
Transition Risks
• Emerging regulation and carbon pricing mechanisms could result in increased operational costs and/or tax liabilities in the short to medium term.
• Market demand has a direct effect on production, as well as sustainable sourcing initiatives. Changes in consumer demands could result in additional cost of implementation that may not be overcome by product sales.
• ADM uses coal-fired cogeneration technology to meet a sizeable portion of its energy demand. The Company is working to reduce the carbon footprint of its operations and making capital investments in its facilities and new technologies.

Products and Services Opportunities
• Development and expansion of low-emission goods and services could lead to increased revenues resulting from increased demand. As various renewable fuel standards are implemented around the world, ADM has an opportunity to capitalize on the increased demand through the production and sale of ethanol, biodiesel, and renewable green diesel.
• As more businesses and consumers look to renewable products, development of new products or services could lead to increased revenues through access to new and emerging markets.

The Company reviewed the results of the scenario analysis with a cross-functional team of individuals from finance, strategy, sustainability, operations, legal, and risk management. As part of the Company’s Enterprise Risk Management (ERM) process, the risks identified from the scenario analysis have been reviewed by the ERM team for mitigation actions.

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

The Company’s culture is focused on Integrity, Performance, Innovation, Diversity, Equity, and Inclusion. ADM is a truly global company of approximately 41,000 employees working together to achieve extraordinary results. Talented colleagues can be found in a wide variety of roles – from front-line production workers, supply chain experts who deliver to customers all over the world, engineering teams who continuously improve the Company's operations, sales and commercial teams who work closely with customers, finance professionals, and so many more. ADM continues to develop its workforce to remain relevant and deliver on the Company’s growth aspirations with a strong focus on sustainability.

Item 1.	BUSINESS (Continued)

The following tables set forth information about the Company’s employees as of December 31, 2021.

Number of Employees by Contract and Region

	Salaried	Hourly	Part-Time/ Seasonal	Total
North America	8,708	10,427	269	19,404
EMEA	5,652	4,428	571	10,651
South America	2,535	4,511	641	7,687
Asia Pacific	1,823	710	32	2,565
Central America/Caribbean	256	168	8	432
Total	18,974	20,244	1,521	40,739

Number of Employees by Type and Gender

	Male	%	Female	%	Total	%
Full-time	30,339	77%	8,879	23%	39,218	100%
Part-time	649	43%	872	57%	1,521	100%
Total	30,988	76%	9,751	24%	40,739	100%

Percentage of Employees by Level and Gender

	Percentage
	2021			2020
	Male	Female	Total	Male	Female	Total
Executive Council	72%	28%	100%	72%	28%	100%
Senior Leadership	74%	26%	100%	73%	27%	100%
Salaried Colleagues	63%	37%	100%	64%	36%	100%

Part of ADM’s vision is to promote a diverse workplace with equitable opportunities for all its employees within an inclusive culture to make sure all colleagues globally feel they belong and make meaningful contributions to the success of each other and the Company. ADM brings together colleagues with many different backgrounds, perspectives, and experiences. These global teams drive innovative thinking, creating growth opportunities through diversity of thought. The Company’s comprehensive diversity, equity, and inclusion (DE&I) strategy includes four focus areas: Leadership Engagement & Communication, Recruitment, Advancement & Retention, and Networks & Sponsorships. In order to ensure that the Company’s global DE&I strategy aligns with its business strategy, ADM reinstalled a global DE&I council with strong presence in four regions of the world. ADM has made a commitment through Paradigm for Parity® to achieve gender parity in its senior leadership team by 2030. Since making this commitment in 2018, the Company has improved its gender diversity from 21% to currently 26%. ADM is proud of its achievements to date, and the Company will continue to strengthen diversity within middle management and entry-level hiring so the progress at the senior leadership level is sustainable over the long-term. This is a key cultural strategic priority that will continue to strengthen our ability to innovate and drive profitable growth. At the industry level, ADM has been a key partner in the establishment of Together We Grow, a consortium of agricultural industry leaders united in a shared belief that American agriculture’s best days are yet to come. Emphasizing diversity and inclusion, Together We Grow works to build a modern workforce with the skills, experience, and capabilities needed to keep pace with the growing world.

The Nominating and Corporate Governance Committee has worked hard to recommend nominees who have skills and experiences relevant to ADM’s strategy and operations and who reflect the diversity of the world around us. As of December 31, 2021, 58% of ADM’s twelve board members are diverse – six are African-American, Hispanic or Asian, and three are women. Detailed information with respect to the Board’s composition is set forth in “Proxy Summary– Director Nominee Diversity, Age, Tenure, and Independence” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2022 and is incorporated herein by reference.

Item 1.	BUSINESS (Continued)
The Company believes diversity, equity, and inclusion are key business priorities that will enable ADM to continue innovating, driving growth through customer focus, and delivering outstanding performance for shareholders.

In 2021, ADM launched the first of its Employee Resource Groups (ERGs) focused on women as part of the Company’s DE&I vision and strategy. The ERGs, also known as Affinity Groups, are voluntary, employee-led groups where colleagues with shared experiences, interests or goals can come together in a safe space to provide support, build a sense of community, and promote personal and professional development.

ADM also held the Global Women’s Leadership Summit – a two-day virtual event aimed at inspiring and motivating the Company’s women leaders, as well as providing them with tools to help navigate career development to advance more women into senior leadership roles. The summit, which took place in March 2021, featured motivational speakers and roundtable discussions with members of ADM’s top leadership, Executive Committee, and members of the Board of Directors, as well as a representative from Paradigm for Parity®, a coalition of business leaders dedicated to addressing the leadership gender gap in corporate America.

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

ADM prides itself in offering equitable career opportunities that include global assignments for its high potential talent, internal career growth for those who wish to learn more, and experiential learning through projects, mentorships, and on-the-job development.

ADM’s annual voluntary employee turnover rate in 2021 of 11.3% was up from the turnover rate in 2020 of 7.9%.

	December 31, 2021	December 31, 2020
Average Years of Service	8.4	8.4
Annual Voluntary Attrition	11.3%	7.9%

Workplace Safety

ADM is committed to providing a safe working environment for all of its employees and contractors. For the last several years, the Company has been on a journey to a goal of zero injuries – building a safety culture so everyone will go home safely to their families and the things that are most important to them.

In 2021, about 80% of ADM’s sites completed the year without recordable injuries, and about 90% without lost workday injuries. The Company’s Total Recordable Incident Rate decreased from 0.77 in 2020 to 0.73 in 2021 while its Lost Workday Incident Rate increased from 0.17 in 2020 to 0.21 in 2021.

Item 1.	BUSINESS (Continued)

ADM finished 2021 with no fatalities and a 50% reduction in serious injuries. The Company continues to take steps to further enhance the safety of its workplaces and maintains a goal of zero fatalities. Through the guidance of the Environmental, Health, and Safety CoE, the operations teams focused on three programs to reduce the most serious injuries:

–“Take Control” program, which identified over 65,000 machine access and guarding opportunities globally;
–Near-miss Reporting and Investigation; and
–New Colleague Integration program.

Through continued application of these programs, ADM aims to achieve a 14% reduction in recordable injuries in 2022 compared to 2021.

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

The Company’s Code of Conduct, Corporate Governance Guidelines, and the written charters of the Audit, Compensation and Succession, Nominating and Corporate Governance, Sustainability and Corporate Responsibility, and Executive Committees are also available through its website.

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

Management directs a Company-wide ERM Program, with oversight from the Company’s Board of Directors. The Company’s Audit Committee has the delegated risk management oversight responsibility and receives updates on the risk management processes and key risk factors on a quarterly basis.

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

Global Operations Risks

Human capital requirements may not be sufficient to effectively support global operations.

ADM’s global operations function with trained individuals necessary for the processing, warehousing, and shipping of raw materials for products used in other areas of manufacturing or sold as inputs or products to third-party customers. The availability of skilled trade and production workers has been a specific focus for the United States manufacturing industry. The pandemic has put further strain on manufacturing labor amid fears of the pandemic, childcare challenges, along with the re-allocation friction resulting in some of the workforce shifts from manufacturing positions. The Company has various methods and tactics to mitigate potential shortfalls. The inability to properly staff manufacturing facilities with skilled trades and hourly labor due to a limited number of qualified resources could negatively impact operations.

The Company’s information technology (IT) systems, processes, and sites may suffer cyber security breaches, interruptions, or failures which may affect the Company’s ability to conduct its business.

The Company’s operations rely on certain key IT systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information, and services for internal and external users.  These interactions include, but are not limited to: ordering and managing materials from suppliers; risk management activities; converting raw materials to finished products; inventory management; shipping products to customers; processing transactions; summarizing and reporting financial results of operations; human resources benefits and payroll management; and complying with regulatory, legal or tax requirements.  The Company is implementing a new enterprise resource planning (ERP) system and integrating it with various third party service providers on a worldwide basis as part of its ongoing business transformation program, which is expected to improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. This will help the Company in mitigating the risk of instability in aging legacy systems and manual processes. Increased IT security and social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s third party data. The Company is subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Compliance with and interpretation of various data privacy regulations continue to evolve and any violation could subject the Company to legal claims, regulatory penalties, and damage to its reputation. The Company has put in place security measures to prevent, detect, and mitigate cyber-based attacks, and has instituted control procedures for cybersecurity incident responses and disaster recovery plans for its critical systems. In addition, the Company monitors this risk on an ongoing basis to detect and correct any breaches, and reports metrics on the quality of the Company’s data security efforts and control environment to the highest level of management and to the Board of Directors. However, if the Company’s IT systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s disaster recovery plans do not effectively mitigate the risks on a timely basis, the Company may suffer significant interruptions in its ability to manage its operations, loss of valuable data, actual or threatened legal actions, and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

The Company may be impacted by carbon emission regulations in multiple regions throughout the globe.

A number of jurisdictions where the Company has operations have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions including, but not limited to, the United States, Canada, Mexico, the European Union and its member states, and China. In particular, the State of Illinois recently enacted legislation intended to eliminate carbon emissions by 2050. The Company’s operations located in countries with effective and applicable carbon pricing and regulatory programs, currently meet their obligations in this regard with no significant impact on the earnings and competitive position of the Company. It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation, regulations or agreements. Potential consequences of new obligations could include increased energy, transportation, raw material, and administrative costs, and may require the Company to make additional investments in its facilities and equipment. The Company has programs and policies in place to expand responsible practices while reducing its environmental footprint and to help ensure compliance with laws and regulations.

Item 1A.	RISK FACTORS (Continued)

The Company faces risks related to health epidemics, pandemics, and similar outbreaks.

While ADM has effectively managed through the risks arising from the ongoing pandemic caused by the novel coronavirus (COVID-19), and has implemented mitigation actions across global operations that has had a positive impact on its customers, employees, local communities, and other stakeholders, the Company could be materially impacted in the future if a more severe variant would arise causing disruptions far more severe than the Company has recently experienced. In such circumstances, ADM may be unable to perform fully on its contractual obligations, critical global supply chain and logistical networks may be affected, and costs and working capital needs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, demand for certain products that ADM produces, particularly biofuels and ingredients that go into food and beverages that support the food services channels, could be materially impacted from a prolonged COVID-19 variant outbreak or significant local resurgences of the virus, leading to additional government-imposed lockdowns, quarantines, or other restrictions.

The Company is exposed to potential business disruption including, but not limited to, disruption of transportation services, disruption in the supply of non-commodity raw materials used in its processing operations, and other impacts resulting from acts of terrorism or war, natural disasters, pandemics, severe weather conditions, accidents, or other planned disruptions, which could adversely affect the Company’s operating results.

The Company’s operations rely on dependable and efficient transportation services the disruption of which could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  The Company relies on access to navigable rivers and waterways in order to fulfill its transportation obligations more effectively.  In addition, if certain non-agricultural commodity raw materials, such as water or certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Any major lack of available water for use in certain of the Company’s processing operations could have a material adverse impact on operating results.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including, but not limited to, disruptions resulting from weather, high or low river water conditions, economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, interruption of energy supply, and unavailable or poor supplier credit conditions.

The assets and operations of the Company could be subject to extensive property damage and business disruption from various events which include, but are not limited to, acts of terrorism (for example, purposeful adulteration of the Company’s products), war, natural disasters, pandemics, severe weather conditions, accidents, explosions, fires, or other outages. The Company is continuing to enhance and deploy additional food safety and security procedures and controls to appropriately mitigate the risks of any adulteration of the Company’s products in the supply chain and finished products in production and distribution networks. In addition, the Company conforms to management systems, such as International Organization for Standardization (ISO) or other recognized global standards.

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

The Company does business globally, connecting crops and markets in over 190 countries, and is required to comply with laws and regulations administered by the United States federal government as well as state, local, and non-U.S. governmental authorities in numerous areas including: accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, environmental, product safety, and handling and production of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due including questions regarding the timing, amount of deductions, the allocation of income among various tax jurisdictions, and further risks related to changing tax laws domestically and globally. Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative, civil, and criminal remedies, including fines, penalties, disgorgement, injunctions, and recalls of its products, and damage to its reputation.

The production of the Company’s products uses materials that can create emissions of certain regulated substances, including GHG emissions.  The Company has programs and policies in place (e.g., Corporate Sustainability Program, Commitment to Protecting Forests, Biodiversity and Communities, Environmental Policy, Strive 35 environmental goals, etc.) to expand responsible practices while reducing its environmental footprint and to help ensure compliance with laws and regulations. Implementation of these programs and policies sometimes requires the acquisition of technology or capital investments at a cost to the Company. Failure to comply with the laws and regulations can have serious consequences, including civil, administrative, and criminal penalties as well as a negative impact on the Company’s reputation, business, cash flows, and results of operations.

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

The Company’s operating results could be affected by political instability and by changes in monetary, fiscal, trade, and environmental policies, laws, regulations, and acquisition approvals, creating risks including, but not limited to: changes in a country’s or region’s economic or political conditions, local labor conditions and regulations, and safety and environmental regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; restrictions on currency exchange activities; currency exchange fluctuations; burdensome taxes and tariffs; enforceability of legal agreements and judgments; adverse tax, administrative agency or judicial outcomes; and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets. The Company has historically benefited from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Increases in tariff and restrictive trade activities around the world (e.g., the U.S.-China trade relations dispute, Iran sanctions) could negatively impact the Company’s ability to enter certain markets or the price of products may become less competitive in those markets.

The Company’s strategy involves expanding the volume and diversity of crops it merchandises and processes, expanding the global reach of its core model, expanding its value-added product portfolio, and expanding the sustainable agriculture programs and partnerships it participates in. Government policies including, but not limited to, antitrust and competition law, trade restrictions, food safety regulations, sustainability requirements, and traceability, can impact the Company’s ability to execute this strategy successfully.

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

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 62 percent of the Company’s long-lived assets are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, and Brazil) and emerging market areas. One of the Company’s strategies is to expand the global reach of its core model, which may include expanding or developing its business in emerging market areas. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, epidemic outbreaks and economic recovery, limitations or regulations affecting trade flows, local currency concerns, and other economic and political instability.  Political fiscal instability could generate intrusive regulations in emerging markets, potentially creating unanticipated assessments of taxes, fees, increased risks of corruption, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies, although the nature of many of the Company’s products (i.e. food and feed ingredients) is less sensitive to demand reductions in any economic downcycles. The Company mitigates this risk in many ways, including country risk and exposure analysis, government relations and tax compliance activities, and robust ethics compliance training requirements.

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

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures and may not be able to monetize the investments at an attractive value when the Company decides to exit the investments.

The Company has $5.3 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to governance and management activities.  Net sales to unconsolidated affiliates during the year ended December 31, 2021 were $6.6 billion.  Risks related to these investments may include: the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the partners.  The Company may encounter unanticipated operating issues, financial results, or compliance and reputational risks related to these investments. The Company mitigates this risk using controls and policies related to joint venture formation, governance (including board of directors’ representation), merger and acquisition integration management, and harmonization of joint venture policies with the Company’s policies and controls.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 2.	PROPERTIES

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 160 warehouses and terminals primarily used as bulk storage facilities and has 59 innovation centers. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are not included in the tables below.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to its customers around the world, the Company owns approximately 1,800 barges, 11,300 rail cars, 310 trucks, 1,300 trailers, 120 boats, and 3 oceangoing vessels; and leases, under operating leases, approximately 780 barges, 17,500 rail cars, 290 trucks, 370 trailers, 30 boats, and 28 oceangoing vessels.

Item 2.	PROPERTIES (Continued)

The daily capacities of the processing plants and storage capacities of the procurement facilities that the Company owns or leases, under operating leases, are as follows:

	Ag Services and Oilseeds Processing Facilities (in 1,000's metric tons)
	Owned				Leased
			Refined				Refined
	Ag		Products		Ag		Products
	Services	Crushing	and Other	Total	Services	Crushing	and Other	Total
North America	2	60	21	83	—	—	—	—
South America	—	22	10	32	—	1	—	1
Europe	—	36	14	50	—	—	—	—
Asia	—	—	—	—	—	—	1	1
Total daily capacity	2	118	45	165	—	1	1	2

	Ag Services and Oilseeds Procurement Facilities (in 1,000's metric tons)
	Owned				Leased
			Refined				Refined
	Ag		Products		Ag		Products
	Services	Crushing	and Other	Total	Services	Crushing	and Other	Total
North America	12,483	283	830	13,596	813	—	182	995
South America	2,391	60	—	2,451	1,065	—	—	1,065
Europe	1,317	288	—	1,605	170	—	—	170
Asia	—	—	—	—	305	81	—	386
Total storage capacity	16,191	631	830	17,652	2,353	81	182	2,616

	Carbohydrate Solutions Processing Plants (in 1,000's metric tons)
	Owned			Leased
	Starches & Sweeteners	Vantage Corn Processors	Total	Starches & Sweeteners
North America	70	17	87	—
Europe	6	—	6	1
Total daily capacity	76	17	93	1

	Carbohydrate Solutions Procurement Facilities (in 1,000's metric tons)
	Owned			Leased
	Starches & Sweeteners	Vantage Corn Processors	Total	Starches & Sweeteners
North America	588	—	588	86
Europe	—	—	—	18
Total storage capacity	588	—	588	104

Item 2.	PROPERTIES (Continued)

	Nutrition Processing Plants (in 1,000's metric tons)
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition	Animal Nutrition	Total
North America	80	10	90	25	49	74
South America	—	4	4	2	—	2
Europe	4	8	12	1	—	1
Asia	—	3	3	—	10	10
Total daily capacity	84	25	109	28	59	87

	Nutrition Procurement Facilities (in 1,000's metric tons)
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition	Animal Nutrition	Total
North America	316	28	344	2	—	2
Total storage capacity	316	28	344	2	—	2

Item 3.	LEGAL PROCEEDINGS

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

Common Stock Market

The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “ADM”.

The number of registered stockholders of the Company’s common stock at December 31, 2021, was 8,501.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2021 to October 31, 2021	—	$—	—	104,505,703
November 1, 2021 to November 30, 2021	—	—	—	104,505,703
December 1, 2021 to December 31, 2021	—	—	—	104,505,703
Total	—	$—	—	104,505,703

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced stock repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2021, there were no shares purchased in the open market or shares received as payments for the exercise price of stock option exercises and withholding taxes on vested restricted stock awards.

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

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on December 31, 2016 and assumes all dividends have been reinvested through December 31, 2021.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples Index

$250
$225
$200
$175
$150
$125
$100
$75
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
ADM
S&P 500
S&P Consumer Staples

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
•the announcement in October 2021 of a memorandum of understanding with Gevo, Inc., a pioneer in transforming renewable energy into low carbon, energy-dense liquid hydrocarbons, to support the production of up to 500 million gallons of sustainable aviation fuel and other low carbon-footprint hydrocarbon fuels;
•the announcement in November 2021 of an agreement to form a 50-50 joint venture with Asia Sustainable Foods Platform, a wholly-owned company of Temasek, to provide technology development and precision fermentation for companies serving the growing consumer demand for a wide variety of bio-based products, including alternative protein, in Singapore and the wider Asia-Pacific region;
•the announcement in November 2021 of an equity investment in Farmers Business Network, a global farmer-to-farmer network and AgTech company, and a letter of intent to expand the existing relationship through a wide range of potential future areas of cooperation;
•the acquisition in November 2021 of Deerland, a leader in probiotic, prebiotic, and enzyme technology;
•the acquisition in November 2021 of Sojaprotein, a leading European provider of non-GMO soy ingredients;
•the sale in November 2021 of the Company’s ethanol production complex in Peoria, Illinois to BioUrja Group;
•the formation in December 2021 of a joint venture with Marathon Petroleum Corp. for the production of soybean oil to supply rapidly growing demand for renewable diesel fuel;
•the acquisition in December 2021 of Flavor Infusion International, S.A., a full-range provider of flavor and specialty ingredient solutions for customers across Latin America and the Caribbean; and
•the acquisition in February 2022 of Comhan, a leading South African flavour distributor.
Sustainability is a key driver of ADM’s expanding portfolio of environmentally responsible, plant-derived products. Consumers today increasingly expect their food and drink to come from sustainable ingredients, produced by companies that share their values and ADM is continually finding new ways to meet those needs through its portfolio actions.

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

The Company measures its performance using key financial metrics including net earnings, gross margins, segment operating profit, return on invested capital, earnings before taxes, interest, and depreciation and amortization (EBITDA), economic value added, manufacturing expenses, and selling, general, and administrative expenses. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
This section of the Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Market Factors Influencing Operations or Results in the Twelve Months Ended December 31, 2021

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, North American origination volumes benefited from strong export demand throughout the year while South American origination volumes were impacted by a delayed harvest and low farmer selling activity. Crushing margins benefited from strong demand and tight soybean and canola/rapeseed stocks. Demand for refined oils was strong, driven by the regional lifting of COVID-19 restrictions in the U.S. and demand for renewable green diesel. In Carbohydrate Solutions, margins in starches and sweeteners were solid despite softer sweetener demand early in the year due to continued COVID-19 restrictions. Starch demand continued to be robust. Co-product prices were strong. Ethanol demand returned closer to pre-pandemic levels. For most of year, ethanol margins were volatile initially supported by improving domestic demand, then challenged in the summer months prior to harvest due to limited availability of corn. Ethanol inventory levels were at a five-year low for the majority of the fourth quarter due to strong domestic demand and some supply chain bottlenecks resulting in elevated margins for the industry late in the year. Nutrition benefited from overall strong demand in various product categories. In Human Nutrition, demand for flavors, flavor systems, specialty proteins, bioactives, and fibers were strong. In Animal Nutrition, weak demand and higher input costs as a result of COVID-19 in South America and Asia were partially offset by the growing demand in complete food for petfood. Amino acids pricing and margins improved due to a tighter global supply environment.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net earnings attributable to controlling interests increased 53% or $0.9 billion, to $2.7 billion. Segment operating profit increased 34% or $1.2 billion, to $4.6 billion, and included a net charge of $136 million consisting of asset impairment, restructuring, and settlement charges of $213 million, partially offset by gains on the sale of certain assets of $77 million. Included in segment operating profit in the prior year was net income of $7 million consisting of gains on the sale of a portion of the Company’s shares in Wilmar and certain other assets, partially offset by asset impairment, restructuring, and settlement charges. Adjusted segment operating profit increased $1.3 billion to $4.8 billion due primarily to higher results in most businesses except in Ag Services and Other Business. Corporate results in the current year were a net charge of $1.3 billion and included a pension settlement charge of $83 million, loss on debt extinguishment of $36 million, a mark-to-market gain of $19 million on the conversion option of the exchangeable bonds issued in August 2020, acquisition-related expenses of $7 million, and a restructuring charge of $4 million. Corporate results in the prior year were a net charge of $1.6 billion and included early debt retirement charges of $409 million, a mark-to-market loss of $17 million on the conversion option of the exchangeable bonds issued in August 2020, impairment and restructuring charges of $16 million, acquisition-related expenses of $4 million, gains on the sale of certain assets of $7 million, and a credit of $91 million from the elimination of the last-in, first-out (LIFO) reserve in connection with the accounting change effective January 1, 2020.

Income taxes of $578 million increased $477 million. The Company’s effective tax rate for 2021 was 17.4% compared to 5.4% for 2020. The increase in rate for 2021 was due primarily to changes in the geographic mix of earnings and current year discrete tax items, including valuation allowance and return to provision adjustments. The 2020 tax rate also included the impact of U.S. tax credits signed into law in December 2019, including a $73 million discrete tax benefit related to 45G railroad tax credits recognized in the quarter ended March 31, 2020. The 45G railroad tax credits had an offsetting impact in cost of products sold.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2021 and 2020 are as follows (in metric tons):

(In thousands)	2021	2020	Change
Oilseeds	35,125	36,565	(1,440)
Corn	19,126	17,885	1,241
Total	54,251	54,450	(199)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in oilseeds processed volumes was due to cold weather and natural gas curtailments in North America, delays in soybean harvest in South America, and some production challenges in certain North American oilseeds processing plants. The overall increase in corn processed volumes was primarily related to the idling of two dry mill facilities in the second quarter of 2020. The Company restarted these idled facilities in April 2021.

Revenues by segment for the years ended December 31, 2021 and 2020 are as follows:

(In millions)	2021	2020	Change
Ag Services and Oilseeds
Ag Services	$45,017	$32,726	$12,291
Crushing	11,368	9,593	1,775
Refined Products and Other	10,662	7,397	3,265
Total Ag Services and Oilseeds	67,047	49,716	17,331

Carbohydrate Solutions
Starches and Sweeteners	7,611	6,387	1,224
Vantage Corn Processors	3,499	2,085	1,414
Total Carbohydrate Solutions	11,110	8,472	2,638

Nutrition
Human Nutrition	3,189	2,812	377
Animal Nutrition	3,523	2,988	535
Total Nutrition	6,712	5,800	912

Other Business	380	367	13
Total Other Business	380	367	13
Total	$85,249	$64,355	$20,894

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
Revenues increased $20.9 billion to $85.2 billion due to higher sales prices ($21.0 billion), partially offset by lower sales volumes ($0.1 billion). Higher sales prices of oils, soybeans, corn, meal, animal feed, alcohol, biodiesel, wheat, and flavors and higher sales volumes of wheat and processed cotton, were partially offset by lower sales volumes of soybeans and oils. Ag Services and Oilseeds revenues increased 35% to $67.0 billion due to higher sales prices ($17.3 billion). Carbohydrate Solutions revenues increased 31% to $11.1 billion due to higher sales prices ($2.6 billion). Nutrition revenues increased 16% to $6.7 billion due to higher sales prices ($1.0 billion), partially offset by lower sales volumes of ($0.1 billion).

Cost of products sold increased $19.4 billion to $79.3 billion due principally to higher average commodity costs. Included in cost of products sold in the prior year was a credit of $91 million from the effect of the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020. Manufacturing expenses increased $0.5 billion to $6.1 billion due principally to higher maintenance and energy costs and salaries and benefits, partially offset by lower railroad maintenance expenses.

Foreign currency translation impacts increased revenues by $0.9 billion and cost of products sold by $0.8 billion.

Gross profit increased $1.5 billion or 34%, to $6.0 billion due to higher results in Ag Services and Oilseeds ($737 million), Carbohydrate Solutions ($577 million), Nutrition ($199 million), and Other ($47 million). These factors are explained in the segment operating profit discussion on page 33. In Corporate, the elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 had a positive impact on gross profit of $91 million in the prior year.

Selling, general, and administrative expenses increased 11% to $3.0 billion due principally to higher salaries and benefits, performance-based compensation accruals, IT expenses, and a legal settlement.

Asset impairment, exit, and restructuring costs increased $84 million to $164 million. Charges in the current year consisted of $125 million of impairments related to certain long-lived assets, goodwill, and other intangible assets and $35 million of restructuring charges, presented as specified items within segment operating profit, and $4 million of restructuring charges in Corporate. Charges in the prior year consisted primarily of $47 million of impairments related to certain intangible and other long-lived assets and $17 million of individually insignificant restructuring charges presented as specified items within segment operating profit, $7 million of individually insignificant impairments and $9 million of individually insignificant restructuring charges in Corporate.

Interest expense decreased $74 million to $265 million due to lower interest rates and the favorable liability management actions taken in the prior year. Interest expense in the current year also included a $19 million mark-to-market gain adjustment related to the conversion option of the Wilmar exchangeable bonds issued in August 2020 compared to a $17 million mark-to-market loss adjustment in the prior period.

Equity in earnings of unconsolidated affiliates increased $16 million to $595 million due to higher earnings from the Company’s investment in Stratas Foods LLC, partially offset by lower earnings from the Company’s investments in SoyVen, Hungrana Ltd., and Almidones Mexicanos S.A.

Loss on debt extinguishment in the current year of $36 million was related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025. Loss on debt extinguishment of $409 million in the prior year related to multiple early debt redemptions including the $0.7 billion debt tender in September 2020.

Investment income decreased $15 million to $96 million due to lower interest rates on segregated funds in the Company’s futures commission and brokerage business and lower interest earned on financing receivables, partially offset by a $49 million investment revaluation gain in the current year compared to a $23 million investment revaluation gain in the prior year.
Other income - net of $94 million decreased $161 million. Current year income included gains on the sale of certain ethanol and other assets and disposals of individually insignificant assets in the ordinary course of business, foreign exchange gains, the non-service components of net pension benefit income, and other income, partially offset by a non-cash pension settlement charge related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plant and ADM Pension Plan for Hourly-Wage Employees. Prior year income included gains related to the sale of a portion of the Company’s shares in Wilmar and certain other assets, the non-service components of net pension benefit income, foreign exchange gains, and other income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the years ended December 31, 2021 and 2020 are as follows:

Segment Operating Profit	2021	2020	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$770	$828	$(58)
Crushing	975	466	509
Refined Products and Other	652	439	213
Wilmar	378	372	6
Total Ag Services and Oilseeds	2,775	2,105	670

Carbohydrate Solutions
Starches and Sweeteners	913	762	151
Vantage Corn Processors	370	(45)	415
Total Carbohydrate Solutions	1,283	717	566

Nutrition
Human Nutrition	537	462	75
Animal Nutrition	154	112	42
Total Nutrition	691	574	117

Other Business	25	52	(27)
Total Other	25	52	(27)

Specified Items:
Gain on sales of assets	77	83	(6)
Impairment, restructuring, and settlement charges	(213)	(76)	(137)
Total Specified Items	(136)	7	(143)

Total Segment Operating Profit	$4,638	$3,455	$1,183

Adjusted Segment Operating Profit(1)	$4,774	$3,448	$1,326

Segment Operating Profit	$4,638	$3,455	$1,183
Corporate	(1,325)	(1,572)	247
Earnings Before Income Taxes	$3,313	$1,883	$1,430

(1) Adjusted segment operating profit is segment operating profit excluding the listed specified items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 32%. Ag Services results were lower than the prior year. In North America, strong Chinese demand and favorable positions in a dynamic pricing environment delivered significantly higher results. South American origination results were significantly lower due to decreased farmer selling activity versus the prior year and the effects from a slightly delayed harvest and higher freight costs. Global Trade results were impacted by lower margins in structured trade finance and negative timing effects related to ocean freight positions which are expected to reverse in the coming quarters. Crushing results were significantly higher. In North America and Europe, tight supplies and strong demand that drove higher crush margins were partially offset by results in South America which were impacted by slower farmer selling and higher cost of beans. Refined Products and Other results were higher year-over-year on stronger margins in North America and Europe, Middle East, Africa, and India (EMEAI), partially offset by impacts related to the reduction in Brazilian biodiesel mandates. Equity earnings from Wilmar were higher versus the prior year.

Carbohydrate Solutions operating profit increased 79%. Starches and Sweeteners results, including ethanol production from the wet mills, were significantly higher than the prior year. The business capitalized on rising prices in the ethanol complex and favorable co-product values in an industry environment of improving margins, falling inventories, and higher input costs. Corn oil results significantly improved from the prior year, which had been impacted by significant mark-to-market effects. Current year results benefited from strong risk management gains that enhanced margins and trading opportunities. Demand for flour by the foodservice sector remained below the prior year. Vantage Corn Processors results were substantially higher, driven by improved margins on the distribution of fuel ethanol and strong performance in USP-grade alcohol and the resumption of production at the two dry mills.

Nutrition operating profit increased 20%. Human Nutrition results were higher than the prior year. Flavors results were up, driven by strong sales across various market segments. In North America and EMEAI, the flavors business delivered strong volumes and improved product mix, particularly in the beverage segment. Specialty Ingredients delivered sales growth in specialty proteins and improved pricing and product mix, though results were negatively impacted by the effects of higher production costs, normalization of prices in the wholesale ingredients business, and COVID-related shifts in demand across the portfolio. Health and Wellness results were strong, with robust demand driving strong results in probiotics and fibers. Animal Nutrition results were higher on favorable results in amino acids, driven by improved margins and product mix, partially offset by lower demand and higher input costs as a result of pandemic effects in South America and Asia.

Other Business operating profit decreased 52% primarily due to lower underwriting results from the captive insurance operations, most of which were offset by corresponding recoveries in other business segments.

Corporate results are as follows:

(In millions)	2021	2020	Change
LIFO credit (charge)	$—	$91	$(91)
Interest expense - net	(277)	(313)	36
Unallocated corporate costs	(957)	(857)	(100)
Gain (loss) on sale of assets	—	7	(7)
Expenses related to acquisitions	(7)	(4)	(3)
Loss on debt extinguishment	(36)	(409)	373
Gain (loss) on debt conversion option	19	(17)	36
Impairment, restructuring, and settlement charges	(87)	(16)	(71)
Other charges	20	(54)	74
Total Corporate	$(1,325)	$(1,572)	$247

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $1.3 billion in the current year compared to $1.6 billion in the prior year. The elimination of the LIFO reserve in connection with the accounting change effective January 1, 2020 resulted in a credit of $91 million in the prior year. Interest expense-net decreased $36 million due principally to lower interest rates and the favorable liability management actions taken in the prior year. Unallocated corporate costs increased $100 million due primarily to higher variable performance-related compensation expense accruals, the continued cost centralization in procurement, supply chain, and operations, and additional investments in IT and related projects. Loss on debt extinguishment in the current year related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025. Loss on debt extinguishment in the prior year related to multiple early debt redemptions. Gain (loss) on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Impairment, restructuring, and settlement charges in the current year included a non-cash pension settlement charge of $83 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties, and individually insignificant restructuring charges. Impairment, restructuring, and settlement charges in the prior year were related to impairment of certain assets and individually insignificant restructuring charges. Other charges in the current year included railroad maintenance expenses of $67 million partially offset by the non-service components of net pension benefit income of $16 million and an investment revaluation gain of $49 million. Other charges in the prior year included railroad maintenance expenses of $138 million, partially offset by foreign exchange gains, an investment revaluation gain of $23 million, and the non-service components of net pension benefit income of $33 million.

Non-GAAP Financial Measures

The Company uses adjusted earnings per share (EPS), adjusted EBITDA, and adjusted segment operating profit, non-GAAP financial measures as defined by the SEC, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2021 and 2020.

	2021		2020
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	566		563

Net earnings and reported EPS (fully diluted)	$2,709	$4.79	$1,772	$3.15
Adjustments:
LIFO charge (credit) (net of tax of $22 million in 2020) (1)	—	—	(69)	(0.12)
(Gain) loss on sales of assets (net of tax of $20 million in 2021 and $10 million in 2020) (2)	(57)	(0.10)	(80)	(0.14)
Asset impairment, restructuring, and settlement charges (net of tax of $63 million in 2021 and $23 million in 2020) (2)	237	0.42	69	0.12
Expenses related to acquisitions (net of tax of $2 million in 2021 and $1 million in 2020) (2)	5	0.01	3	0.01
Loss on debt extinguishment (net of tax of $9 million in 2021 and $99 million in 2020) (2)	27	0.05	310	0.55
(Gain) loss on debt conversion option (net of tax of $0) (2)	(19)	(0.03)	17	0.03
Tax adjustments	33	0.05	(3)	(0.01)
Adjusted net earnings and adjusted EPS	$2,935	$5.19	$2,019	$3.59

(1) Tax effected using the Company’s U.S. tax rate. LIFO accounting was discontinued effective January 1, 2020.
(2) Tax effected using the applicable tax rates.

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2021 and 2020.

(In millions)	2021	2020	Change
Earnings before income taxes	$3,313	$1,883	$1,430
Interest expense	265	339	(74)
Depreciation and amortization	996	976	20
LIFO charge (credit)	—	(91)	91
(Gain) loss on sales of assets	(77)	(90)	13
Asset impairment, restructuring, and settlement charges	300	92	208
Railroad maintenance expense	67	138	(71)
Expenses related to acquisitions	7	4	3
Loss on debt extinguishment	36	409	(373)
Adjusted EBITDA	$4,907	$3,660	$1,247

(In millions)	2021	2020	Change
Ag Services and Oilseeds	$3,145	$2,469	676
Carbohydrate Solutions	1,616	1,029	587
Nutrition	912	802	110
Other Business	32	61	(29)
Corporate	(798)	(701)	(97)
Adjusted EBITDA	$4,907	$3,660	$1,247

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

Cash provided by operating activities was $6.6 billion in 2021 compared to a use of $2.4 billion in 2020. Working capital changes as described below increased cash by $2.7 billion in the current year compared to a decrease of $5.5 billion in the prior year which included the impact of deferred consideration. During 2020, the Company restructured its accounts receivable securitization programs from a deferred purchase price to a pledge structure. As a result, operating cash flows in the current year no longer include the impact of deferred consideration in securitized receivables which decreased operating cash flows in previous years.

Trade receivables increased $0.6 billion primarily due to higher revenues. Inventories increased $2.8 billion primarily due to higher inventory prices and, to a lesser extent, higher volumes. Other current assets decreased $1.3 billion primarily due to decreases in contracts and futures gains. Trade payables increased $1.9 billion due principally to increased grain purchases. Payables to brokerage customers increased $2.5 billion due to increased customer trading activity in the Company’s futures commission and brokerage business.

Deferred consideration in securitized receivables of $4.6 billion in 2020 was offset by the same amount of net consideration received for beneficial interest obtained for selling trade receivables.

Cash used in investing activities was $2.7 billion this year compared to cash provided of $4.5 billion last year. Capital expenditures in the current year were $1.2 billion compared to $0.8 billion in the prior year. Net assets of businesses acquired were $1.6 billion this year compared to $15 million last year primarily due to the acquisitions of P4, Sojaprotein, and Deerland in 2021. Proceeds from sales of businesses and assets of $0.2 billion in the current year related to the sale of the ethanol production complex in Peoria, Illinois and certain other assets compared to $0.7 billion in the prior year which related to the sale of a portion of the Company shares in Wilmar and certain other assets. Net consideration received for beneficial interest obtained for selling trade receivables was $4.6 billion in 2020.

Cash used in financing activities was $1.1 billion this year compared to $0.4 billion last year. Long-term debt borrowings in the current year of $1.3 billion consisted of the $750 million aggregate principal amount of 2.700% Notes due 2051 issued on September 10, 2021 and the €0.5 billion aggregate principal amount of Fixed-to-Floating Rate Senior Notes due 2022 issued in a private placement on March 25, 2021. Long-term debt borrowings in the prior year of $1.8 billion consisted of $0.5 billion and $1.0 billion aggregate principal amounts of 2.75% Notes due in 2025 and 3.25% Notes due in 2030, respectively, issued on March 27, 2020 and the $0.3 billion aggregate principal amount of zero coupon exchangeable bonds due in 2023 issued on August 26, 2020. Proceeds from the borrowings in 2021 and 2020 were used to redeem debt and for general corporate purposes. Commercial paper net payments were $1.1 billion in the current year compared to net borrowings of $0.8 billion in the prior year. Long-term debt payments in the current year of $0.5 billion consisted of the early redemption of the $500 million aggregate principal amount of 2.750% notes due 2025 in September 2021. Long-term debt payments in the prior year of $2.1 billion related primarily to the early redemption of the $0.5 billion and $0.4 billion aggregate principal amounts of 4.479% debentures due in 2021 and 3.375% debentures due in 2022, respectively, the repurchase of $0.7 billion aggregate principal amount of certain outstanding notes and debentures, and the redemption of $0.2 billion aggregate principal amount of private placement notes due in 2021 and 2024. Share repurchases in the current year were insignificant compared to $0.1 billion in the prior year. Dividends paid in the current year of $0.8 billion were comparable to the prior year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
At December 31, 2021, ADM had $0.9 billion of cash, cash equivalents, and short-term marketable securities and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.  Included in working capital is $9.8 billion of readily marketable commodity inventories.  At December 31, 2021, the Company’s capital resources included shareholders’ equity of $22.5 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $11.2 billion, of which $8.1 billion was unused.  ADM’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 26% and 28% at December 31, 2021 and 2020, respectively. The Company uses this ratio as a measure of ADM’s long-term indebtedness and an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 28% and 32% at December 31, 2021 and 2020, respectively.  Of the Company’s total lines of credit, $5.0 billion supported the commercial paper borrowing programs, against which there was $0.8 billion of commercial paper outstanding at December 31, 2021.

During the second half of 2020, the global credit market stabilized with corporate credit spreads below pre-pandemic levels. Continued actions by central banks provided additional support in both the short-term and long-term funding markets further stabilizing corporate credit markets. Low benchmark yields and favorable credit spreads coupled with continued strong cash flow generation during the second half of 2020 presented opportunities for ADM to re-balance the company’s liability portfolio to pre-pandemic levels. Starting in June 2020, ADM began a series of liability management transactions including multiple early debt redemptions to capitalize on all-time low interest rates.

As of December 31, 2021, the Company had $0.9 billion of cash and cash equivalents, $0.5 billion of which is cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.2 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.3 billion in funding against accounts receivable transferred into the Programs and expand the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 19 in Item 8 for more information and disclosures on the Programs). As of December 31, 2021, the Company utilized $2.2 billion of its facility under the Programs.

On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program. The Company has acquired approximately 95.5 million shares under this program as of December 31, 2021.

In 2022, the Company expects capital expenditures of $1.3 billion and additional cash outlays of approximately $0.9 billion in dividends and up to $150 million in share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

The Company’s purchase obligations as of December 31, 2021 and 2020 were $18.6 billion and $19.7 billion, respectively.  The decrease is primarily related to obligations to purchase lower quantities of agricultural commodity inventories. As of December 31, 2021, the Company expects to make payments related to purchase obligations of $15.8 billion within the next twelve months. The Company's other material cash requirements within the next 12 months include commercial paper outstanding of $0.8 billion, current maturities of long-term debt of $570 million, interest payments of $305 million, operating lease payments of $310 million, transition tax liability of $20 million, and pension and other postretirement plan contributions of $100 million. The Company expects to make payments related to purchase obligations and other material cash requirements beyond the next twelve months of $18.2 billion.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company was in compliance with these covenants as of December 31, 2021.

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

Fair Value Measurements - Inventories and Commodity Derivatives

Certain of the Company’s inventory and commodity derivative assets and liabilities as of December 31, 2021 are valued at estimated fair values, including $9.8 billion of merchandisable agricultural commodity inventories, $1.4 billion of commodity derivative assets, $1.8 billion of commodity derivative liabilities, and $1.0 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward purchase and sales contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.  Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory and derivative commodity fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $3.5 billion of assets and $0.9 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 4 in Item 8.  Changes in the market values of these inventories and commodity contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported as inventories and cost of products sold could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and cost of products sold could differ materially.

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

Deferred tax assets represent items to be used as tax deductions or credits in future tax returns where the related tax benefit has already been recognized in the Company’s income statement.  The realization of the Company’s deferred tax assets is dependent upon future taxable income in specific tax jurisdictions, the timing and amount of which are uncertain.  The Company evaluates all available positive and negative evidence including estimated future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial results. Valuation allowances related to these deferred tax assets have been established to the extent the realization of the tax benefit is not likely. During 2021, the Company decreased valuation allowances by $52 million primarily related to expired state attributes. To the extent the Company were to favorably resolve matters for which valuation allowances have been established or is unable to realize amounts in excess of the aforementioned valuation allowances, the Company’s effective tax rate in a given financial statement period may be impacted.

Undistributed earnings of the Company’s foreign subsidiaries and corporate joint ventures amounting to approximately $12.7 billion at December 31, 2021, are considered to be indefinitely reinvested.

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

Property, Plant, and Equipment and Asset Abandonments and Write-Downs

The Company is principally engaged in the business of procuring, transporting, storing, processing, and merchandising agricultural commodities and products.  This business is global in nature and is highly capital-intensive.  Both the availability of the Company’s raw materials and the demand for the Company’s finished products are driven by factors such as weather, plantings, government programs and policies, changes in global demand, changes in standards of living, and global production of similar and competitive crops.  These aforementioned factors may cause a shift in the supply/demand dynamics for the Company’s raw materials and finished products.  Any such shift will cause management to evaluate the efficiency and cash flows of the Company’s assets in terms of geographic location, size, and age of its facilities.  The Company, from time to time, will also invest in equipment, technology, and companies related to new, value-added products produced from agricultural commodities and products.  These new products are not always successful from either a commercial production or marketing perspective.  Management evaluates the Company’s property, plant, and equipment for impairment whenever indicators of impairment exist.  In addition, assets are written down to fair value after consideration of the ability to utilize the assets for their intended purpose or to employ the assets in alternative uses or sell the assets to recover the carrying value.  If management used different estimates and assumptions in its evaluation of these assets, then the Company could recognize different amounts of expense over future periods. During the years ended December 31, 2021, 2020, and 2019, asset abandonment and impairment charges for property, plant, and equipment were $73 million, $28 million, and $131 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Business Combinations

The Company’s acquisitions are accounted for in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, as amended. The consideration transferred is allocated to various assets acquired and liabilities assumed at their estimated fair values as of the acquisition date with the residual allocated to goodwill. Fair values allocated to assets acquired and liabilities assumed in business combinations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair values based upon assumptions it believes to be reasonable. These estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The estimated fair values related to intangible assets primarily consist of customer relationships, trademarks, and developed technology which are determined primarily using discounted cash flow models. Estimates in the discounted cash flow models include, but are not limited to, certain assumptions that form the basis of the forecasted results (e.g. revenue growth rates, customer attrition rates, and royalty rates). These significant assumptions are forward looking and could be affected by future economic and market conditions. During the measurement period, which may take up to one year from the acquisition date, adjustments due to changes in the estimated fair value of assets acquired and liabilities assumed may be recorded as adjustments to the consideration transferred and related allocations. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any such adjustments are charged to the consolidated statements of earnings. The Company accounts for any redeemable noncontrolling interest in temporary equity - redeemable noncontrolling interest at redemption value with periodic changes recorded in retained earnings.

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value may not be fully recoverable.  The Company has seven reporting units identified at one level below the operating segment using the criteria in ASC 350, Intangibles - Goodwill and Other (Topic 350). The Company adopted the provisions of Topic 350, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit’s fair value. If after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows, revenue growth, and discount rates. During the year ended December 31, 2021, the Company evaluated goodwill for impairment using a qualitative assessment in six reporting units and using a quantitative assessment in one reporting unit. The estimated fair value of the reporting unit evaluated for impairment using a quantitative assessment was substantially in excess of its carrying value. Definite-lived intangible assets, including capitalized expenses related to the Company’s 1ADM program such as third-party configuration costs and internal labor, are amortized over their estimated useful lives of 1 to 50 years and are reviewed for impairment whenever there are indicators that the carrying values may not be fully recoverable. The Company recorded impairment charges totaling $52 million related to goodwill and other intangibles, $26 million related to customer lists, and $11 million related goodwill and other intangibles during the years ended December 31, 2021, 2020, and 2019, respectively (see Note 18 in Item 8 for more information). If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

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
In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates, and anticipated future health care costs.  These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances.  Management also uses third-party actuaries to assist in measuring the expense and funded status of these employee benefit plans.  If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly, and the Company could recognize different amounts of expense over future periods. A 25 basis point increase in the discount rate assumption would result in a $90 million decrease to the Company's pension benefit obligation improving the funded status by the same amount while a 25 basis point decrease in the expected return on plan assets assumption would increase the Company’s pension expense by $4 million.

The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 2 to 28 years for the Company’s defined benefit pension plans and from 6 to 21 years for the Company’s postretirement benefit plans.

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

The Company’s commodity position consists of merchandisable agricultural commodity inventories, related purchase and sales contracts, energy and freight contracts, and exchange-traded futures and exchange-traded and over-the-counter option contracts including contracts used to hedge anticipated transactions.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2021 and 2020 together with the market risk from a hypothetical 10% adverse price change is as follows:

	December 31, 2021		December 31, 2020
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$1,426	$143	$966	$97
Lowest position	(98)	(10)	(842)	(84)
Average position	671	67	111	11

The change in fair value of the average position was due to the increase in average quantities and prices of the underlying commodities.

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

The amount the Company considers indefinitely invested in foreign subsidiaries and corporate joint ventures translated into dollars using the year-end exchange rates is $10.6 billion and $10.5 billion ($12.7 billion and $12.5 billion at historical rates) at December 31, 2021 and 2020, respectively.  The increase is due to the increase in retained earnings of the foreign subsidiaries of $0.2 billion partially offset by the depreciation of foreign currencies versus the U.S. dollar of $0.1 billion.   The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $1.3 billion for December 31, 2021 and 2020, respectively.  Actual results may differ.

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

	December 31, 2021	December 31, 2020
	(In millions)
Fair value of long-term debt	$9,512	$9,487
Excess of fair value over carrying value	1,500	1,602
Market risk	490	441

The increase in the fair value of long-term debt at December 31, 2021 is primarily due to increased borrowings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share amounts)	December 31
	2021	2020	2019

Revenues	$85,249	$64,355	$64,656
Cost of products sold	79,262	59,902	60,509
Gross Profit	5,987	4,453	4,147

Selling, general and administrative expenses	2,994	2,687	2,493
Asset impairment, exit, and restructuring costs	164	80	303
Interest expense	265	339	402
Equity in earnings of unconsolidated affiliates	(595)	(579)	(454)
Loss on debt extinguishment	36	409	—
Investment income	(96)	(111)	(196)
Other (income) expense - net	(94)	(255)	11
Earnings Before Income Taxes	3,313	1,883	1,588

Income tax expense	578	101	209
Net Earnings Including Noncontrolling Interests	2,735	1,782	1,379

Less: Net earnings (losses) attributable to noncontrolling interests	26	10	—

Net Earnings Attributable to Controlling Interests	$2,709	$1,772	$1,379

Average number of shares outstanding – basic	564	561	563

Average number of shares outstanding – diluted	566	565	565

Basic earnings per common share	$4.80	$3.16	$2.45

Diluted earnings per common share	$4.79	$3.15	$2.44

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(In millions)	December 31
	2021	2020	2019

Net earnings including noncontrolling interests	$2,735	$1,782	$1,379
Other comprehensive income (loss):
Foreign currency translation adjustment	279	(362)	(176)
Tax effect	(103)	97	(12)
Net of tax amount	176	(265)	(188)

Pension and other postretirement benefit liabilities adjustment	289	(113)	(98)
Tax effect	(71)	16	50
Net of tax amount	218	(97)	(48)

Deferred gain (loss) on hedging activities	33	254	(91)
Tax effect	7	(57)	18
Net of tax effect	40	197	(73)

Unrealized gain (loss) on investments	(2)	(27)	13
Tax effect	—	—	(1)
Net of tax effect	(2)	(27)	12
Other comprehensive income (loss)	432	(192)	(297)
Comprehensive income (loss)	3,167	1,590	1,082

Less: Comprehensive income (loss) attributable to noncontrolling interests	26	17	2

Comprehensive income (loss) attributable to controlling interests	$3,141	$1,573	$1,080

See notes to consolidated financial statements.

Archer-Daniels-Midland Company
Consolidated Balance Sheets

(In millions)	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$943	$666
Segregated cash and investments	8,016	5,890
Trade receivables - net	3,311	2,793
Inventories	14,481	11,713
Other current assets	5,158	6,224
Total Current Assets	31,909	27,286
Investments and Other Assets
Investments in and advances to affiliates	5,285	4,913
Goodwill and other intangible assets	6,747	5,585
Right-of-use assets	1,023	1,102
Other assets	1,369	1,054
Total Investments and Other Assets	14,424	12,654
Property, Plant, and Equipment
Land and land improvements	554	545
Buildings	5,597	5,522
Machinery and equipment	19,112	19,154
Construction in progress	960	946
	26,223	26,167
Accumulated depreciation	(16,420)	(16,388)
Net Property, Plant, and Equipment	9,803	9,779
Total Assets	$56,136	$49,719
Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$958	$2,042
Trade payables	6,388	4,474
Payables to brokerage customers	8,965	6,460
Current lease liabilities	277	261
Accrued expenses and other payables	4,790	4,943
Current maturities of long-term debt	570	2
Total Current Liabilities	21,948	18,182
Long-Term Liabilities
Long-term debt	8,011	7,885
Deferred income taxes	1,412	1,302
Non-current lease liabilities	765	863
Other	1,233	1,391
Total Long-Term Liabilities	11,421	11,441

Temporary Equity - Redeemable noncontrolling interest	259	74

Shareholders’ Equity
Common stock	2,994	2,824
Reinvested earnings	21,655	19,780
Accumulated other comprehensive income (loss)	(2,172)	(2,604)
Noncontrolling interests	31	22
Total Shareholders’ Equity	22,508	20,022
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$56,136	$49,719

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

(In millions)	Year Ended December 31
	2021	2020	2019
Operating Activities
Net earnings including noncontrolling interests	$2,735	$1,782	$1,379
Adjustments to reconcile net earnings to net cash provided by (used in) operating results
Depreciation and amortization	996	976	993
Asset impairment charges	125	54	142
Deferred income taxes	(129)	75	21
Equity in earnings of affiliates, net of dividends	(177)	(298)	(213)
Stock compensation expense	161	151	89
Deferred cash flow hedges	34	254	(91)
Loss on debt extinguishment	36	409	—
(Gain) loss on sales of assets and businesses/investment revaluation	(149)	(161)	39
Other – net	309	(113)	(73)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	400	408	278
Trade receivables	(578)	(149)	287
Inventories	(2,839)	(2,426)	(21)
Deferred consideration in securitized receivables	—	(4,603)	(7,681)
Other current assets	1,298	(2,126)	(1,449)
Trade payables	1,919	694	(64)
Payables to brokerage customers	2,527	1,400	347
Accrued expenses and other payables	(73)	1,287	565
Total Operating Activities	6,595	(2,386)	(5,452)

Investing Activities
Capital expenditures	(1,169)	(823)	(828)
Net assets of businesses acquired	(1,564)	(15)	(1,946)
Proceeds from sales of assets and businesses	245	728	293
Investments in and advances to affiliates	(34)	(5)	(13)
Investments in retained interest in securitized receivables	—	(2,121)	(5,398)
Proceeds from retained interest in securitized receivables	—	6,724	13,079
Purchases of marketable securities	—	(2)	(27)
Proceeds from sales of marketable securities	1	6	104
Other – net	(148)	(27)	(5)
Total Investing Activities	(2,669)	4,465	5,259

Financing Activities
Long-term debt borrowings	1,329	1,791	8
Long-term debt payments	(534)	(2,136)	(626)
Net borrowings (payments) under lines of credit agreements	(1,085)	837	919
Share repurchases	—	(133)	(150)
Cash dividends	(834)	(809)	(789)
Other – net	6	27	(22)
Total Financing Activities	(1,118)	(423)	(660)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	2,808	1,656	(853)
Cash, cash equivalents, restricted cash, and restricted cash equivalents – beginning of year	4,646	2,990	3,843
Cash, cash equivalents, restricted cash, and restricted cash equivalents – end of year	$7,454	$4,646	$2,990

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$943	$666	$852
Restricted cash and restricted cash equivalents included in segregated cash and investments	6,511	3,980	2,138
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,454	$4,646	$2,990

Cash paid for interest and income taxes were as follows:
Interest	$276	$345	$388
Income taxes	$553	$195	$268

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$—	$4,656	$7,751
See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)

Balance, December 31, 2018	559	$2,560	$18,527	$(2,106)	$15	$18,996
Comprehensive income
Net earnings			1,379		—
Other comprehensive income (loss)				(299)	2
Total comprehensive income						1,082
Cash dividends paid-$1.40 per share			(789)			(789)
Share repurchases	(4)		(150)			(150)
Stock compensation expense	2	89				89
Other	—	6	(9)		—	(3)
Balance, December 31, 2019	557	$2,655	$18,958	$(2,405)	$17	$19,225

Impact of ASC 326 (see Note 1)			(8)			(8)
Balance, January 1, 2020	557	$2,655	$18,950	$(2,405)	$17	$19,217
Comprehensive income
Net earnings			1,772		10
Other comprehensive income (loss)				(199)	7
Total comprehensive income						1,590
Cash dividends paid-$1.44 per share			(809)			(809)
Share repurchases	(4)		(133)			(133)
Stock compensation expense	2	151				151
Other	1	18	—		(12)	6
Balance, December 31, 2020	556	$2,824	$19,780	$(2,604)	$22	$20,022

Comprehensive income
Net earnings			2,709		26
Other comprehensive income (loss)				432	—
Total comprehensive income						3,167
Cash dividends paid-$1.48 per share			(834)			(834)
Stock compensation expense	3	161				161
Other	1	9	—		(17)	(8)
Balance, December 31, 2021	560	$2,994	$21,655	$(2,172)	$31	$22,508

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

Reclassifications

During the year ended December 31, 2021, the Company recorded revaluation gains on cost method investments of $49 million in connection with observable third-party transactions in investment income (previously interest income) in the consolidated statements of earnings. Revaluation gains previously recorded in other (income) expense - net of $23 million and $4 million in the years ended December 31, 2020 and 2019, respectively, were reclassified to conform to the current presentation.

Effective December 31, 2021, the Company reported $87 million of intangible assets in process in goodwill and other intangible assets in the consolidated balance sheets. Intangible assets in process previously reported in construction in progress in property, plant, and equipment of $172 million as of December 31, 2020 were reclassified to conform to the current presentation.
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

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts of $122 million and $100 million at December 31, 2021 and 2020, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon.  Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

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

The Company recorded bad debt expense in selling, general, and administrative expenses of $32 million, $47 million, and $23 million in the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company concluded that the accounting change did not have a material effect on prior periods’ financial statements and elected not to apply the change on a retrospective basis. As a result, the Company recorded a reduction in cost of products sold of $91 million ($69 million after tax, equal to $0.12 per diluted share) for the cumulative effect of the change in the year ended December 31, 2020 with no impact to the statement of cash flows. The change did not have a material impact on the Company’s results for the year ended December 31, 2020.

If the Company had not made the accounting change, the effect of LIFO valuation on ADM’s operating results would have been an increase in cost of goods sold of $147 million ($113 million after tax, equal to $0.20 per diluted share) in the year ended December 31, 2020, with no impact to the consolidated statement of cash flows.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
The following table sets forth the Company’s inventories as of December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
	(In millions)
FIFO inventories	$4,260	$3,310
Market inventories	9,769	7,941
Supplies and other inventories	452	462
Total inventories	$14,481	$11,713

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  Unrealized gains are reported as other current assets and unrealized losses are reported as accrued expenses and other payables. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.  The majority of the Company’s derivatives have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.  For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge or a net investment hedge.

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
Cost Method Investments

Cost method investments of $297 million and $178 million as of December 31, 2021 and 2020, respectively, are included in Other Assets in the Company’s consolidated balance sheets. Revaluation gains of $49 million, $23 million, and $4 million for the years ended December 31, 2021, 2020, and 2019, respectively, in connection with observable third-party transactions, are recorded in investment income in the Company's consolidated statements of earnings.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company generally uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 15 to 40 years; machinery and equipment - 3 to 40 years.  The Company capitalized interest on major construction projects in progress of $17 million, $14 million, and $15 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Definite-lived intangible assets, including capitalized expenses related to the Company’s 1ADM program such as third-party configuration costs and internal labor, are amortized over their estimated useful lives of 1 to 50 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  The Company recorded impairment charges totaling $52 million related to goodwill and other intangibles, $26 million related to customer lists, and $11 million related goodwill and other intangibles during the years ended December 31, 2021, 2020, and 2019, respectively (see Note 9 for additional information).

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  In addition, assets are written down to fair value after consideration of the Company’s ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  Fair value is generally based on discounted cash flow analysis which relies on management’s estimate of market participant assumptions or estimated selling price for assets considered held for sale (a Level 3 measurement under applicable accounting standards). During 2020, the Company temporarily idled certain of its corn processing assets where ethanol is produced and performed a quantitative impairment assessment of those assets, resulting in no impairment charges. The Company restarted these idled facilities in April 2021. The total carrying value of the temporarily idled assets as of December 31, 2020 was immaterial. During the years ended December 31, 2021, 2020, and 2019, asset abandonment and impairment charges were $73 million, $28 million, and $131 million, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Research and Development

Costs associated with research and development are expensed as incurred.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $171 million, $160 million, and $154 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Business Combinations

The Company’s acquisitions are accounted for in accordance with ASC Topic 805, Business Combinations, as amended. The consideration transferred is allocated to various assets acquired and liabilities assumed at their estimated fair values as of the acquisition date with the residual allocated to goodwill. Fair values allocated to assets acquired and liabilities assumed in business combinations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair values based upon assumptions it believes to be reasonable. These estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The estimated fair values related to intangible assets primarily consist of customer relationships, trademarks, and developed technology which are determined primarily using discounted cash flow models. Estimates in the discounted cash flow models include, but are not limited to, certain assumptions that form the basis of the forecasted results (e.g. revenue growth rates, customer attrition rates, and royalty rates). These significant assumptions are forward looking and could be affected by future economic and market conditions. During the measurement period, which may take up to one year from the acquisition date, adjustments due to changes in the estimated fair value of assets acquired and liabilities assumed may be recorded as adjustments to the consideration transferred and the related allocations. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any such adjustments are charged to the consolidated statements of earnings. The Company accounts for any redeemable noncontrolling interest in temporary equity - redeemable noncontrolling interest at redemption value with periodic changes recorded in retained earnings.

Adoption of New Accounting Standards

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
Pending Accounting Standards

Through December 31, 2022, the Company has the option to adopt the amended guidance of ASC Topic 848, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  The Company plans to adopt the expedients and exceptions provided by the amended guidance before the December 31, 2022 expiry date and does not expect the adoption of the amended guidance to have an impact on the consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Effective January 1, 2023, the Company will be required to adopt the amended guidance of ASC Topic 805, Business Combinations, which improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amended guidance requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Early adoption is permitted. The Company does not expect the adoption of this amended guidance to have a significant impact on its consolidated financial statements.

Note 2.     Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $606 million, $423 million, and $515 million for the years ended December 31, 2021, 2020, and 2019, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20.
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
Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $581 million and $626 million as of December 31, 2021 and 2020, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheet. Contract liabilities recognized as revenues for the years ended December 31, 2021 and 2020 were $626 million and $604 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31, 2021
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$2,831	$606	$3,437	$41,580	$45,017
Crushing	441	—	441	10,927	11,368
Refined Products and Other	2,458	—	2,458	8,204	10,662
Total Ag Services and Oilseeds	5,730	606	6,336	60,711	67,047
Carbohydrate Solutions
Starches and Sweeteners	5,866	—	5,866	1,745	7,611
Vantage Corn Processors	3,499	—	3,499	—	3,499
Total Carbohydrate Solutions	9,365	—	9,365	1,745	11,110
Nutrition
Human Nutrition	3,189	—	3,189	—	3,189
Animal Nutrition	3,523	—	3,523	—	3,523
Total Nutrition	6,712	—	6,712	—	6,712

Other Business	380	—	380	—	380
Total Revenues	$22,187	$606	$22,793	$62,456	$85,249

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

Nutrition

The Nutrition segment sells ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, edible beans, formula feeds, animal health and nutrition products, pet food and treats, and other specialty food and feed ingredients. Revenue is recognized when control over products is transferred to the customer. The amount of revenue recognized follows the contracted price or the mutually agreed price of the product. Freight and shipping are recognized as a component of revenue at the same time control transfers to the customer.

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

Note 3.     Acquisitions

Operating results of acquisitions are included in the Company’s financial statements from the date of acquisition and were not significant for the year ended December 31, 2021. Goodwill allocated in connection with the acquisitions is primarily attributable to synergies expected to arise after the Company’s acquisition of the businesses.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Acquisitions (Continued)
Fiscal year 2021 acquisitions

During the year ended December 31, 2021, the Company’s Nutrition segment acquired five businesses including, a 75% majority stake in U.S.-based PetDine, Pedigree Ovens, The Pound Bakery, and NutraDine (collectively, “P4”), premier providers of private label pet treats and supplements; Deerland Probiotics & Enzymes (“Deerland”), a leader in probiotic, prebiotic, and enzyme technology; and Sojaprotein, a leading European provider of non-GMO soy ingredients, for an aggregate consideration of $1.6 billion using cash on hand. The aggregate cash consideration of these acquisitions, net of $21 million in cash acquired, was preliminarily allocated as follows. The Company expects these purchase price allocations to change once valuations and measurement period adjustments are final.

(In millions)	P4	Deerland	Sojaprotein	Others	Total
Working capital	$11	$28	$71	$6	$116
Property, plant, and equipment	73	48	83	8	212
Goodwill	313	353	153	41	860
Other intangible assets	249	258	51	11	569
Other long-term assets	—	—	—	2	2
Long-term liabilities	—	(43)	(2)	—	(45)
Temporary equity - redeemable noncontrolling interest	(150)	—	—	—	(150)
Aggregate cash consideration	$496	$644	$356	$68	$1,564

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

Of the $860 million allocated to goodwill, $313 million is expected to be deductible for tax purposes.

The 2021 acquisitions advance ADM’s growth strategy by expanding the Company’s capabilities in pet treat and supplements and the fast-growing global demand for plant-based proteins as well as capabilities in the high-value flavor segment and the fast growing demand for food, beverages, and supplements. The post-acquisition financial results of these acquisitions are reported in the Nutrition segment.

The following table sets forth the fair values and the useful lives of the other intangible assets acquired.

	Useful Lives			P4	Deerland	Sojaprotein	Others	Total
	(In years)			(In millions)
Intangible assets with finite lives:
Trademarks/brands	7	to	15	$9	$49	$6	$3	$67
Customer lists	15	to	20	224	174	45	5	448
Recipes	7			16	—	—	—	16
Other intellectual property	7	to	10	—	35	—	3	38
Total other intangible assets acquired				$249	$258	$51	$11	$569

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
.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020.

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$6,765	$3,004	$9,769
Unrealized derivative gains:
Commodity contracts	—	902	460	1,362
Foreign exchange contracts	—	238	—	238
Interest rate contracts	—	46	—	46
Cash equivalents	448	—	—	448
Segregated investments	1,338	—	—	1,338
Total Assets	$1,786	$7,951	$3,464	$13,201
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$944	$815	$1,759
Foreign exchange contracts	—	191	—	191
Debt conversion option	—	—	15	15
Inventory-related payables	—	859	106	965
Total Liabilities	$—	$1,994	$936	$2,930

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

Estimated fair values for inventories and inventory-related payables carried at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis.  Market valuations for the Company’s inventories are adjusted for location and quality (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.  The basis adjustments are generally determined using inputs from competitor and broker quotations or market transactions in either the listed or over the counter (OTC) markets and are considered observable. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity. When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the inventory is classified in Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)
Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  Market valuations for the Company’s forward commodity purchase and sale contracts are adjusted for location (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using inputs from competitor and broker quotations or market transactions in either the listed or OTC markets and are considered observable. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3.  Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense - net, depending upon the purpose of the contract.  The changes in the fair value of derivatives designated as effective cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

The Company’s cash equivalents are comprised of money market funds valued using quoted market prices and are classified as Level 1.

The Company’s segregated investments are comprised of U.S. Treasury securities. U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.

The debt conversion option is the equity linked embedded derivative related to the exchangeable bonds described in Note 10. The fair value of the embedded derivative is included in long-term debt, with changes in fair value recognized as interest, and is valued with the assistance of a third-party pricing service (a level 3 measurement).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)
The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021 and 2020.

	Level 3 Fair Value Assets Measurements at December 31, 2021
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2020	$2,183	$859	$3,042
Total increase (decrease) in net realized/unrealized gains included in cost of products sold	1,131	1,071	2,202
Purchases	30,357	—	30,357
Sales	(30,471)	—	(30,471)
Settlements	—	(1,437)	(1,437)
Transfers into Level 3	1,200	103	1,303
Transfers out of Level 3	(1,396)	(136)	(1,532)
Ending balance, December 31, 2021 (1)	$3,004	$460	$3,464

(1) Includes increase in unrealized gains of $2.2 billion relating to Level 3 assets still held at December 31, 2021.

	Level 3 Fair Value Liabilities Measurements at December 31, 2021
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total
	(In millions)
Balance, December 31, 2020	$11	$918	$34	$963
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense	2	1,992	(19)	1,975
Purchases	123	—	—	123
Sales	(30)	—	—	(30)
Settlements	—	(2,191)	—	(2,191)
Transfers into Level 3	—	324	—	324
Transfers out of Level 3	—	(228)	—	(228)
Ending balance, December 31, 2021 (1)	$106	$815	$15	$936

(1) Includes increase in unrealized losses of $0.8 billion relating to Level 3 liabilities still held at December 31, 2021.

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

(1) Includes increase in unrealized losses of $0.9 billion relating to Level 3 liabilities still held at December 31, 2020.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2021 and 2020.  The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with basis, the unobservable component as of December 31, 2021 is a weighted average 28.7% of the total price for assets and 13.1% of the total price for liabilities.

	Weighted Average % of Total Price
	December 31, 2021		December 31, 2020
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	28.7%	13.1%	4.3%	13.7%
Transportation cost	13.0%	—%	10.6%	—%
Commodity Derivative Contracts
Basis	30.0%	27.1%	28.3%	0.7%
Transportation cost	8.1%	0.7%	1.9%	1.3%

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

Note 5.     Derivative Instruments & Hedging Activities

Derivatives Not Designated as Hedging Instruments

The majority of the Company’s derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural product inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins.  The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets.  Derivatives, including exchange traded contracts and forward commodity purchase or sale contracts, and inventories of certain merchandisable agricultural products, which include amounts acquired under deferred pricing contracts, are stated at fair value or market value.  Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$217	$116	$283	$270
Commodity Contracts	1,276	1,759	2,764	2,034
Debt Conversion Option	—	15	—	34
Total	$1,493	$1,890	$3,047	$2,338

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2021, 2020, and 2019.

		Cost of	Other expense (income) - net
		products		Interest
(In millions)	Revenues	sold		Expense
For the Year Ended December 31, 2021
Consolidated Statement of Earnings	$85,249	$79,262	$(94)	$265

Pre-tax gains (losses) on:
Foreign Currency Contracts	$3	$(140)	$189	$—
Commodity Contracts	—	(1,606)	—
Debt Conversion Option	—	—	—	19
Total gain (loss) recognized in earnings	$3	$(1,746)	$189	$19	$(1,535)

For the Year Ended December 31, 2020
Consolidated Statement of Earnings	$64,355	$59,902	$(255)	$339

Pre-tax gains (losses) on:
Foreign Currency Contracts	$28	$(496)	$(153)	$—
Commodity Contracts	—	(68)	—	—
Debt Conversion Option	—	—	—	(17)
Total gain (loss) recognized in earnings	$28	$(564)	$(153)	$(17)	$(706)

For the Year Ended December 31, 2019
Consolidated Statement of Earnings	$64,656	$60,509	$11	$402

Pre-tax gains (losses) on:
Foreign Currency Contracts	$9	$32	$(21)	$—
Commodity Contracts	—	24	—	—
Total gain (loss) recognized in earnings	$9	$56	$(21)	$—	$44

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

Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense - net depending on the purpose of the contract.

Derivatives Designated as Cash Flow or Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of December 31, 2021 and 2020.

For derivative instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested.

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $1.2 billion and $1.3 billion as of December 31, 2021 and 2020, respectively, and foreign exchange forwards with an aggregate notional amount of $2.6 billion and $1.8 billion as of December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, the Company had after-tax losses of $44 million and $202 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

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

The Company’s structured trade finance programs use interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in revenues over the period in which the related interest payments are paid to the banks. The amounts are recorded in revenues as the related results are also recorded in revenues. As of December 31, 2021 and 2020, the Company had interest rate swaps maturing on various dates with aggregate notional amounts of $1.0 billion and $3.3 billion, respectively.

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. As of December 31, 2021 and 2020, the Company executed swap locks maturing on various dates with an aggregate notional amount of $400 million and $550 million, respectively.

At December 31, 2021 and 2020, the Company had after-tax gains of $35 million and $31 million in AOCI, respectively, related to the interest rate swaps and swap locks. The Company expects to recognize amounts deferred in AOCI in its consolidated statement of earnings during the life of the instruments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable.  As of December 31, 2021 and 2020, the Company had after-tax gains of $161 million and $133 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $161 million of the 2021 after-tax gains in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  Prior to April 2020, the Company’s corn processing plants were grinding approximately 72 million bushels of corn per month. From April 2020 to March 2021, the Company temporarily idled dry mill assets and as a result, was grinding approximately 56 million bushels of corn per month.  In April 2021, the Company resumed ethanol production at its two corn dry mill facilities. In November 2021, the Company sold its ethanol production complex in Peoria, Illinois, which reduced normal grinding at its corn processing plants to approximately 65 million bushels per month. During the past 12 months, the Company hedged between 23% and 33% of its monthly grind.  At December 31, 2021, the Company had designated hedges representing between 11% to 26% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol. During the past 12 months and as of December 31, 2021, the Company had no hedges related to ethanol sales.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 57% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At December 31, 2021, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 23% and 96% of the anticipated monthly natural gas consumption at the designated facilities. At December 31, 2021, the Company had designated hedges representing between 21% and 100% of the anticipated monthly natural gas consumption over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$21	$75	$—	$265
Commodity Contracts	86	—	—	—
Interest Rate Contracts	46	—	61	15
Total	$153	$75	$61	$280

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2021, 2020, and 2019.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
For the Year Ended December 31, 2021
Consolidated Statement of Earnings	$85,249	$79,262	$265	$(94)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Interest Contracts	$(16)	$—	$—	$—
Commodity Contracts	—	490	—	—
Total gain (loss) recognized in earnings	$(16)	$490	$—	$—	$474

For the Year Ended December 31, 2020
Consolidated Statement of Earnings	$64,355	$59,902	339	$(255)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Interest Rate Contracts	$(75)	$—	$(2)	$—
Commodity Contracts	7	27	—	(2)
Total gain (loss) recognized in earnings	$(68)	$27	$(2)	$(2)	$(45)

For the Year Ended December 31, 2019
Consolidated Statement of Earnings	$64,656	$60,509	$402	$11

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Interest Rate Contracts	$(46)	$—	$1	$—
Commodity Contracts	(44)	(11)	—	—
Total gain (loss) recognized in earnings	$(90)	$(11)	$1	$—	$(100)

Other Net Investment Hedging Strategies

The Company has designated €1.8 billion and €1.5 billion of its outstanding long-term debt and commercial paper borrowings at December 31, 2021 and 2020, respectively, as hedges of its net investment in a foreign subsidiary. As of December 31, 2021 and 2020, the Company had after-tax gains of $55 million and after-tax losses of $87 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2021	December 31, 2020
	(In millions)
Unrealized gains on derivative contracts	$1,646	$3,108
Margin deposits and grain accounts	600	500
Customer omnibus receivable	1,179	860
Financing receivables - net (1)	189	297
Insurance premiums receivable	20	35
Prepaid expenses	370	290
Biodiesel tax credit	79	101
Tax receivables	708	680
Non-trade receivables (2)	285	218
Other current assets	82	135
	$5,158	$6,224

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $4 million at December 31, 2021 and 2020. Interest earned on financing receivables of $11 million, $20 million, and $27 million for the years ended December 31, 2021, 2020, and 2019, respectively, is included in interest income in the consolidated statements of earnings.

(2) Non-trade receivables included $27 million and $40 million of reinsurance recoverables as of December 31, 2021 and 2020, respectively.

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2021	December 31, 2020
	(In millions)
Unrealized losses on derivative contracts	$1,950	$2,584
Accrued compensation	445	396
Income tax payable	132	41
Other taxes payable	168	127
Insurance claims payable	220	238
Contract liability	581	626
Other accruals and payables	1,294	931
	$4,790	$4,943

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which ADM has the ability to exercise significant influence, including the Company’s 22.3% and 22.2% share ownership in Wilmar as of December 31, 2021 and 2020, respectively.  As of December 31, 2021, the Company also holds equity method investments in Pacificor (32.2%), Stratas Foods LLC (50.0%), Edible Oils Limited (50.0%), Olenex (37.5%), SoyVen (50.0%), Hungrana Ltd (50.0%), Almidones Mexicanos S.A. (50.0%), Red Star Yeast Company, LLC (40.0%), and Aston Foods and Food Ingredients (50.0%). The Company had 63 and 60 unconsolidated domestic and foreign affiliates as of December 31, 2021 and 2020, respectively.  The following table summarizes the combined balance sheets as of December 31, 2021 and 2020, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2021, 2020, and 2019.

	December 31
(In millions)	2021	2020
Current assets	$34,955	$29,508
Non-current assets	27,938	23,853
Current liabilities	(30,002)	(25,969)
Non-current liabilities	(8,362)	(7,191)
Noncontrolling interests	(2,630)	(1,075)
Net assets	$21,899	$19,126

	Year Ended December 31
(In millions)	2021	2020	2019
Revenues	$87,528	$59,195	$50,596
Gross profit	7,719	5,070	5,334
Net income	2,315	2,093	1,455

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2021 is $2.8 billion.  The Company’s investment in Wilmar has a carrying value of $4.0 billion as of December 31, 2021, and a market value of $4.3 billion based on quoted market price converted to U.S. dollars at the applicable exchange rate at December 31, 2021.

The Company provides credit facilities totaling $106 million to five unconsolidated affiliates.  Two facilities that bear interest between 0.00% and 2.67% have a total outstanding balance of $32 million. The other three facilities have no outstanding balance as of December 31, 2021.  The outstanding balance is included in other current assets in the accompanying consolidated balance sheet.

Net sales to unconsolidated affiliates during the years ended December 31, 2021, 2020, and 2019 were $6.6 billion, $4.7 billion, and $4.9 billion, respectively.

Accounts receivable due from unconsolidated affiliates as of December 31, 2021 and 2020 was $274 million and $197 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses, by segment, are set forth in the following table.

	December 31, 2021	December 31, 2020
	(In millions)
Ag Services and Oilseeds	$204	$212
Carbohydrate Solutions	240	263
Nutrition	3,734	2,972
Other Business	4	4
Total	$4,182	$3,451

The changes in goodwill during the year ended December 31, 2021 were primarily related to acquisitions (see Note 3) and foreign currency translation losses of $122 million.

The following table sets forth the other intangible assets:

				December 31, 2021			December 31, 2020
	Useful			Gross	Accumulated		Gross	Accumulated
	Life			Amount	Amortization	Net	Amount	Amortization	Net
	(In years)			(In millions)
Intangible assets with indefinite lives:
Trademarks/brands				$409	$—	$409	$429	$—	$429
Other				—	—	—	1	—	1

Intangible assets with definite lives:
Trademarks/brands	5	to	20	105	(20)	85	39	(16)	23
Customer lists	5	to	30	1,580	(454)	1,126	1,196	(390)	806
Capitalized software and related costs	1	to	8	714	(383)	331	464	(354)	110
Land rights	2	to	50	122	(28)	94	177	(35)	142
Other intellectual property	6	to	20	276	(100)	176	241	(79)	162
Recipes and other	3	to	35	487	(230)	257	489	(200)	289
Intangible assets in process				87	—	87	172	—	172
Total				$3,780	$(1,215)	$2,565	$3,208	$(1,074)	$2,134

The changes in the gross amounts during the year ended December 31, 2021 were related to acquisitions (see Note 3), foreign currency translation losses of $116 million, and impairments. The changes in accumulated amortization during the year ended December 31, 2021 were related to amortization expense, foreign currency translation losses of $34 million, and impairments. Aggregate amortization expense was $177 million, $173 million, and $165 million for the years ended December 31, 2021, 2020, and 2019, respectively. The estimated future aggregate amortization expense for the next five years is $225 million, $232 million, $223 million, $202 million, and $194 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

The Company’s long-term debt consisted of the following:

Debt Instrument
Interest Rate	Face Amount	Due Date	December 31, 2021	December 31, 2020
			(In millions)
2.5% Notes	$1 billion	2026	$996	$995

3.25% Notes	$1 billion	2030	988	987

1% Notes	€650 million	2025	735	789

2.700% Notes	$750 million	2051	730	—

1.75% Notes	€600 million	2023	681	731

4.5% Notes	$600 million	2049	588	588

Fixed to Floating Rate Notes	€500 million	2022	569	—

5.375% Debentures	$432 million	2035	425	424

3.75% Notes	$408 million	2047	402	402

5.935% Debentures	$336 million	2032	333	333

0% Bonds	$300 million	2023	310	330

5.765% Debentures	$297 million	2041	297	297

4.535% Debentures	$383 million	2042	283	281

4.016% Debentures	$371 million	2043	258	255

7% Debentures	$160 million	2031	159	159

6.95% Debentures	$157 million	2097	154	154

7.5% Debentures	$147 million	2027	147	146

6.625% Debentures	$144 million	2029	144	144

6.75% Debentures	$103 million	2027	103	103

6.45% Debentures	$103 million	2038	102	102

2.75% Notes	$500 million	2025	—	493

Other			177	174
Total long-term debt including current maturities			8,581	7,887
Current maturities			(570)	(2)
Total long-term debt			$8,011	$7,885

On September 10, 2021, the Company issued $750 million aggregate principal amount of 2.700% Notes due September 15, 2051 (the “Notes”). Net proceeds before expenses were $732 million.

In September 2021, the Company used the proceeds of the Notes to redeem $500 million aggregate principal amount of 2.750% notes due March 27, 2025 and recognized a debt extinguishment charge of $36 million in the year ended December 31, 2021.

On March 25, 2021, the Company issued, in a private placement transaction, €500 million aggregate principal amount of Fixed-to-Floating Rate Senior Notes due September 25, 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)
On August 26, 2020, ADM Ag issued $300 million aggregate principal amount of zero coupon exchangeable bonds (the “Bonds”) due in 2023 to non-U.S. persons outside of the U.S. Subject to and upon compliance with the terms and conditions of the Bonds and any conditions, procedures, and certifications prescribed thereunder, the Bonds will be exchangeable for ordinary shares of Wilmar International Limited (“Wilmar”) currently held by the Company’s consolidated subsidiaries. Effective September 7, 2021, holders of the Bonds will be entitled to receive 52,840.6571 Wilmar shares (the “Exchange Property per Bond”) for each $200,000 principal amount of the Bonds, on the exercise of their exchange rights, subject to dividend adjustments. Effective February 26, 2022, ADM Ag has the option to call the outstanding Bonds at their principal amount if the value of the Exchange Property per Bond exceeds 120% of the principal amount for 20 consecutive trading days. The Company accounts for the Bond’s exchange feature as an equity-linked embedded derivative that is not clearly and closely related to the host debt instrument since it is indexed to Wilmar’s stock. The Company unconditionally and irrevocably guarantees the payment of all sums payable and the performance of all of ADM Ag’s other obligations under the Bonds. In contemplation of the issuance of the Bonds, Archer Daniels Midland Asia-Pacific Limited, the Company’s wholly-owned subsidiary that holds shares in Wilmar, entered into a stock borrowing and lending agreement with a financial institution.

Discount amortization expense, net of premium amortization, of $10 million, $13 million, and $12 million for the years ended December 31, 2021, 2020, and 2019, respectively, are included in interest expense related to the Company’s long-term debt.

At December 31, 2021, the fair value of the Company’s long-term debt exceeded the carrying value by $1.5 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2021, are $570 million, $992 million, $1 million, $736 million, and $997 million, respectively.

At December 31, 2021, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $11.2 billion, of which $8.1 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2021 and 2020, were 1.23% and 0.45%, respectively.  Of the Company’s total lines of credit, $5.0 billion supported the commercial paper borrowing programs, against which there was $0.8 billion of commercial paper outstanding at December 31, 2021.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2021.

The Company had outstanding standby letters of credit and surety bonds at December 31, 2021 and 2020, totaling $1.2 billion.

The Company has accounts receivable securitization programs (the “Programs”).  The Programs provide the Company with up to $2.3 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2021, the Company utilized $2.2 billion of its facility under the Programs (see Note 19 for more information on the Programs).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)
The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model.  The volatility assumption used in the Black-Scholes single option pricing model is based on the historical volatility of the Company’s stock.  The volatility of the Company’s stock was calculated based upon the monthly closing price of the Company’s stock for the period immediately prior to the date of grant corresponding to the average expected life of the grant.  The average expected life represents the period of time that option grants are expected to be outstanding.  The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants.  The assumptions used in the Black-Scholes single option pricing model for 2019 were as follows. No options were granted in 2021 and 2020.

	Year Ended December 31
	2021	2020	2019
Dividend yield	—%	—%	3%
Risk-free interest rate	—%	—%	2%
Stock volatility	—%	—%	22%
Average expected life (years)	0	0	6

A summary of option activity during 2021 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at December 31, 2020	6,269	$37.40
Granted	—	0.00
Exercised	(1,683)	37.98
Forfeited or expired	(2)	27.65
Shares under option at December 31, 2021	4,584	$37.20

Exercisable at December 31, 2021	4,584	$37.20

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2021, is 3 years and 3 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2021, is $126 million and $126 million, respectively.  The weighted-average grant-date fair values of options granted during the year ended December 31, 2019 was $7.88.  The total intrinsic values of options exercised during the years ended December 31, 2021, 2020, and 2019, were $37 million, $32 million, and $15 million, respectively.  Cash proceeds received from options exercised during the years ended December 31, 2021, 2020, and 2019, were $64 million, $49 million, and $27 million, respectively.

At December 31, 2021, unrecognized compensation expense related to option grants to be recognized as compensation expense during the next year was immaterial.

The Company’s 2020 Incentive Compensation Plan provides for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2020 Incentive Compensation Plan also provides for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a restriction period of three years.  The awards for PSUs are made in common stock units and vest at the end of a vesting period of three years subject to the attainment of certain future service and performance criteria based on the Company’s adjusted return on invested capital (ROIC), adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA), and total shareholder return (TSR).  During the years ended December 31, 2021, 2020, and 2019, 2.7 million, 2.7 million, and 2.6 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2021, there were 16.8 million shares available for future grants pursuant to the 2020 plan.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)
The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date.  The fair value of PSUs is based on the weighted-average values of adjusted ROIC, adjusted EBITDA, and TSR. The adjusted ROIC and adjusted EBITDA fair value is determined based on the market value of the Company’s shares on the grant date while the TSR fair value is determined using the Monte Carlo simulation. The weighted-average grant-date fair values of awards granted during the years ended December 31, 2021, 2020, and 2019 were $53.28, $45.59, and $42.11, respectively.

A summary of Restricted Stock Awards and PSUs activity during 2021 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested at December 31, 2020	7,372	$43.56
Granted	2,730	53.28
Vested	(2,798)	43.09
Forfeited	(169)	52.17
Non-vested at December 31, 2021	7,135	$47.27

At December 31, 2021, there was $99 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $65 million, $31 million, and $3 million, respectively. The total grant-date fair value of Restricted Stock Awards that vested during the year ended December 31, 2021 was $121 million.

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

Total compensation expense for option grants, Restricted Stock Awards, and PSUs recognized during the years ended December 31, 2021, 2020, and 2019 was $161 million, $151 million, and $89 million, respectively. Changes in incentive compensation expense are primarily caused by the level of attainment of the PSU performance criteria described above.

Note 12.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

(In millions)	Year Ended December 31
	2021	2020	2019

(Gain) loss on sales of assets and businesses	$(100)	$(138)	$39
Pension settlement	83	—	—
Other – net	(77)	(117)	(28)
	$(94)	$(255)	$11

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 12.     Other (Income) Expense – Net (Continued)
Individually significant items included in the table above are:

Gains on sales of assets for the year ended December 31, 2021 consisted of gains on the sale of the Company’s ethanol production complex in Peoria, Illinois of $22 million, the sale of certain other assets, and disposals of individually insignificant assets in the ordinary course of business. Gain on sales of assets for the year ended December 31, 2020 included a gain on the sale of a portion of the Company’s shares in Wilmar and net gains on the sale of certain other assets and disposals of individually insignificant assets in the ordinary course of business. Gain (loss) on sales of assets for the year ended December 31, 2019 included a loss on the sale of the Company’s equity investment in CIP, partially offset by gains on the sale of certain other assets, and step-up gains on equity investments.
Pension settlement for the year ended December 31, 2021 was related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties.

Realized gains and losses on sales of available-for-sale marketable securities were immaterial for all periods presented.

Other - net for the year ended December 31, 2021 included the non-service components of net pension benefit income of $16 million, foreign exchange gains, and other income. Other - net for the year ended December 31, 2020 included the non-service components of net pension benefit income of $33 million, foreign exchange gains, and other income. Other - net for the year ended December 31, 2019 included the non-service components of net pension benefit income of $15 million and other income, partially offset by foreign exchange losses.

Note 13.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended
(In millions)	December 31
	2021	2020	2019

United States	$2,140	$442	$756
Foreign	1,173	1,441	832
	$3,313	$1,883	$1,588

Significant components of income taxes are as follows:

(In millions)	Year Ended December 31
	2021	2020	2019
Current
Federal	$404	$(164)	$37
State	79	4	11
Foreign	224	186	181
Deferred
Federal	(59)	41	47
State	(12)	(10)	1
Foreign	(58)	44	(68)
	$578	$101	$209

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2021	December 31, 2020
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$875	$903
Intangibles	403	334
Right of use assets	214	223
Equity in earnings of affiliates	153	64
Inventory reserves	29	25
Debt exchange	53	53
Reserves and other accruals	65	195
Other	185	173
	$1,977	$1,970
Deferred tax assets
Pension and postretirement benefits	$137	$163
Lease liabilities	220	227
Stock compensation	53	80
Foreign tax loss carryforwards	465	470
Capital loss carryforwards	74	70
State tax attributes	21	79
Reserves and other accruals	158	42
Other	44	136
Gross deferred tax assets	1,172	1,267
Valuation allowances	(281)	(339)
Net deferred tax assets	$891	$928

Net deferred tax liabilities	$1,086	$1,042

The net deferred tax liabilities are classified as follows:
Noncurrent assets	$27	$—
Noncurrent assets (foreign)	299	260
Noncurrent liabilities	(1,079)	(957)
Noncurrent liabilities (foreign)	(333)	(345)
	$(1,086)	$(1,042)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended
	December 31
	2021	2020	2019

Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	(0.3)	0.6
Foreign earnings taxed at rates other than the U.S. statutory rate	(3.9)	(4.5)	(0.9)
Foreign currency effects/remeasurement	—	(1.1)	0.7
Income tax adjustment to filed returns	0.7	(0.4)	0.2
Tax benefit on U.S. biodiesel credits	(1.9)	(3.3)	(7.5)
Tax benefit on U.S. railroad credits	(2.0)	(8.0)	(3.6)
Tax on Global Intangible Low Taxed Income (GILTI)	1.1	2.9	1.4
Tax benefit on Foreign Derived Intangible Income Deduction (FDII)	(0.5)	(0.1)	—
Valuation allowances	0.7	—	—
Other	0.7	(0.8)	1.3
Effective income tax rate	17.4%	5.4%	13.2%

The effective tax rates for 2021, 2020, and 2019 were impacted by the geographic mix of earnings and U.S. tax credits, including the biodiesel tax credit and the railroad maintenance tax credit.
The foreign rate differential was primarily due to lower tax rates from the Company’s operations in Switzerland, Asia, and the Caribbean. The Company’s foreign earnings, which were taxed at rates lower than the U.S. rate and generated from these jurisdictions, were 64%, 59%, and 61% of its foreign earnings before taxes in fiscal years 2021, 2020, and 2019, respectively.
Undistributed earnings of the Company’s foreign subsidiaries and corporate joint ventures were approximately $12.7 billion at December 31, 2021. Because these undistributed earnings continue to be indefinitely reinvested in foreign operations, no income taxes, other than the transition tax, the U.S. tax on undistributed Subpart F, and the minimum tax on GILTI, have been provided after the Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed earnings of foreign subsidiaries and corporate joint ventures not subject to the transition tax.
The Company has elected to pay the one-time transition tax on accumulated foreign earnings over eight years. As of December 31, 2021, the Company’s remaining transition tax liability was $140 million, which will be paid in installments through 2025.
The Company incurred U.S. taxable income of $244 million, $259 million, and $105 million related to GILTI and deducted $87 million, $12 million, and $1 million related to FDII in fiscal years 2021, 2020, and 2019 respectively. The Company made an accounting policy election to treat GILTI as a period cost. The Company has recorded and will continue to record the impact of tax reform items as U.S. tax authorities issue Treasury Regulations and other guidance addressing tax reform-related changes. The additional guidance, along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company’s net income or cash flow.
The Company had $465 million and $470 million of tax assets related to net operating loss carry-forwards of certain international subsidiaries at December 31, 2021 and 2020, respectively.  As of December 31, 2021, approximately $359 million of these assets have no expiration date, and the remaining $106 million expire at various times through fiscal 2031.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $200 million and $197 million against these tax assets at December 31, 2021 and 2020, respectively, due to the uncertainty of their realization.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
The Company had $74 million and $70 million of tax assets related to foreign capital loss carryforwards at December 31, 2021 and 2020, respectively.  The Company has recorded a valuation allowance of $74 million and $70 million against these tax assets at December 31, 2021 and 2020, respectively.

The Company had $21 million and $79 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2021 and 2020, the majority of which will expire between 2022 and 2026. Due to the uncertainty of realization, the Company recorded a valuation allowance of $13 million and $72 million related to state income tax assets net of federal tax benefit as of December 31, 2021 and 2020, respectively. The change in the valuation allowance was related to the expiration of certain state income tax attributes which were fully reserved in prior years.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2016 through 2021.

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2021 and 2020 as follows:

	Unrecognized Tax Benefits
	December 31, 2021	December 31, 2020
	(In millions)
Beginning balance	$151	$130
Additions related to current year’s tax positions	7	2
Additions related to prior years’ tax positions	15	37
Additions (adjustments) related to acquisitions	—	(1)
Reductions related to prior years’ tax positions	—	(3)
Reductions related to lapse of statute of limitations	(9)	(9)
Settlements with tax authorities	(7)	(5)
Ending balance	$157	$151

The additions and reductions in unrecognized tax benefits shown in the table included effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow. At December 31, 2021 and 2020, the Company had accrued interest and penalties on unrecognized tax benefits of $39 million and $33 million, respectively.

The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various jurisdictions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $157 million on the tax expense for that period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011 and 2014. As of December 31, 2021, these assessments totaled $8 million in tax and up to $38 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2014. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2013, and estimates that these potential assessments could be approximately $60 million in tax and $40 million in interest (adjusted for variation in currency exchange rates as of December 31, 2021).  The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an unrecognized tax liability for this assessment because it has concluded that it is more likely than not to prevail on the matter based upon its technical merits and because the taxing jurisdiction’s process does not provide a mechanism for settling at less than the full amount of the assessment. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2013.

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of December 31, 2021, this assessment was $92 million in tax and $33 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation by early 2021. During the second quarter of 2021, the third party expert issued a final valuation. The Company expects the court to issue a ruling on this matter in the second quarter of 2022. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of gain recognized on the reorganization for tax purposes was appropriate. As of December 31, 2021, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation and will vigorously defend its position against the assessment.

Note 14.     Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 1 month to 49 years. The renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at December 31, 2021.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Leases (Continued)

The following table sets forth the amounts relating to the Company’s total lease cost and other information.

	Year Ended
	December 31, 2021	December 31, 2020
	(In millions)
Lease cost:
Operating lease cost	$336	$315
Short-term lease cost	117	101
Total lease cost	$453	$416

Other information:
Operating lease liability principal payments	$325	$302
Right-of-use assets obtained in exchange for new operating lease liabilities	$197	$314

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases (in years)	6	7
Weighted average discount rate - operating leases	3.8%	4.2%

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities as of December 31, 2021.

Undiscounted
Cash Flows
(In millions)
2022	$310
2023	259
2024	194
2025	126
2026	68
Thereafter	225
Total	1,182

Less interest (1)	(140)
Lease liability	$1,042

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
In 2021, the Company amended the ADM Retirement Plan and the ADM Pension Plan for Hourly-Wage Employees (collectively, the “Plans”) and entered into two binding agreements to purchase: (1) a group annuity contract from Principal Life Insurance Company (“Principal”) and (2) two group annuity contracts, separately from American General Life Insurance Company (“AGL”) and from AGL’s affiliate, The United States Life Insurance Company in the City of New York (“USL”), irrevocably transferring the future benefit obligations and annuity administration for approximately 6,000 retirees and terminated vested participants from the Plans to Principal, AGL, and USL. The purchase of the group annuity contracts was funded directly by the Plans’ assets and reduced the Company’s pension obligations by approximately $0.7 billion. As a result of the transactions, the Company recognized a non-cash pretax pension settlement charge of $83 million for the year ended December 31, 2021.

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

On July 31, 2017, the Company announced that all participants in the Company’s U.S. salaried pension plan and the Supplemental Executive Retirement Plan (SERP) will begin accruing benefits under the cash balance formula effective January 1, 2022. Benefits for participants who were accruing under the final average pay formula were frozen as of December 31, 2021, including pay and service through that date.

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in the Company’s stock as part of their own investment elections.  The employer contributions are expensed when paid.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 6.5 million shares of Company common stock at December 31, 2021, with a market value of $441 million.  Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2021 were $10 million.

The following table sets forth the components of retirement plan expense for the years ended December 31, 2021, 2020, and 2019:

	Pension Benefits			Postretirement Benefits
(In millions)	Year Ended December 31			Year Ended December 31
	2021	2020	2019	2021	2020	2019
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$64	$61	$58	$1	$1	$2
Interest cost	48	70	82	2	4	5
Expected return on plan assets	(95)	(126)	(115)	—	—	—
Settlement charges	83	—	96	—	—	3
Amortization of actuarial loss	33	38	26	6	6	4
Amortization of prior service cost (credit)	(20)	(19)	(19)	(2)	(13)	(15)
Net periodic defined benefit plan expense	113	24	128	7	(2)	(1)
Defined contribution plans	61	54	58	—	—	—
Total retirement plan expense	$174	$78	$186	$7	$(2)	$(1)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2021 and 2020:

	Pension Benefits		Postretirement Benefits
	December 31 2021	December 31 2020	December 31 2021	December 31 2020
	(In millions)		(In millions)
Benefit obligation, beginning	$3,014	$2,650	$173	$167
Service cost	64	61	1	1
Interest cost	48	70	2	4
Actuarial loss (gain)	(152)	285	(5)	17
Employee contributions	2	2	—	—
Settlements	(715)	(17)	—	—
Benefits paid	(51)	(84)	(17)	(14)
Foreign currency effects	(32)	47	—	(2)
Benefit obligation, ending	$2,178	$3,014	$154	$173

Fair value of plan assets, beginning	$2,337	$2,018	$—	$—
Actual return on plan assets	146	317	—	—
Employer contributions	30	85	17	14
Employee contributions	2	2	—	—
Settlements	(715)	(18)	—	—
Benefits paid	(51)	(84)	(17)	(14)
Foreign currency effects	(7)	17	—	—
Fair value of plan assets, ending	$1,742	$2,337	$—	$—

Funded status	$(436)	$(677)	$(154)	$(173)

Prepaid benefit cost	$121	$29	$—	$—
Accrued benefit liability – current	(18)	(19)	(15)	(16)
Accrued benefit liability – long-term	(539)	(687)	(139)	(157)
Net amount recognized in the balance sheet	$(436)	$(677)	$(154)	$(173)

The actuarial gain in the pension plans in 2021 is primarily due to increases in the global bond yields while the actuarial loss in the pension plans in 2020 is primarily due to declines in the global bond yields.

The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 2 to 28 years for the Company’s defined benefit pension plans and from 6 to 21 years for the Company’s postretirement benefit plans.

Included in AOCI for pension benefits at December 31, 2021, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $94 million and unrecognized actuarial loss of $314 million.

Included in AOCI for postretirement benefits at December 31, 2021, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service cost of $1 million and unrecognized actuarial loss of $46 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
The following table sets forth the principal assumptions used in developing net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	December 31 2021	December 31 2020	December 31 2021	December 31 2020
Discount rate	2.3%	2.9%	2.3%	3.2%
Expected return on plan assets	6.0%	6.6%	N/A	N/A
Rate of compensation increase	4.8%	4.9%	N/A	N/A
Interest crediting rate	2.0%	2.2%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2021	December 31 2020	December 31 2021	December 31 2020
Discount rate	2.5%	2.3%	2.7%	2.3%
Rate of compensation increase	4.2%	4.8%	N/A	N/A
Interest crediting rate	1.9%	2.0%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.7 billion, $1.6 billion, and $1.2 billion, respectively, as of December 31, 2021, and $2.6 billion, $2.5 billion, and $1.9 billion, respectively, as of December 31, 2020.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.7 billion, $1.6 billion, and $1.2 billion, respectively, as of December 31, 2021 and $2.6 billion, $2.5 billion, and $1.9 billion, respectively, as of December 31, 2020.  The accumulated benefit obligation for all pension plans as of December 31, 2021 and 2020, was $2.1 billion and $2.9 billion, respectively.

For postretirement benefit measurement purposes, a 6.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2021.  The rate was assumed to decrease gradually to 4.5% by 2031 and remain at that level thereafter.

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

Common collective trust (CCT) funds:
The fair values of the CCTs are valued using net asset value (NAV). The investments in CCTs are comprised of U.S. and international equity, fixed income, and other securities. The investments are valued at NAV provided by administrators of the funds.

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

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2021 and 2020.

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$135	$—	$—	$135
Mutual funds	426	—	—	426
Corporate bonds	—	304	—	304
U.S. Treasury instruments	226	—	—	226
U.S. government agency, state and local government bonds	—	3	—	3
Other	—	8	—	8
Total assets	$787	$315	$—	$1,102

Common collective trust funds at NAV
U.S. equity				34
International equity				193
Fixed income				285
Other				128
Total assets at fair value				$1,742

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$251	$—	$—	$251
Mutual funds	666	—	—	666
Corporate bonds	—	328	—	328
U.S. Treasury instruments	345	—	—	345
U.S. government agency, state and local government bonds	—	4	—	4
Other	—	9	—	9
Total assets	$1,262	$341	$—	$1,603

Common collective trust funds at NAV
U.S. equity				23
International equity				316
Fixed income				245
Other				150
Total assets at fair value				$2,337

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2021(1)(2)	December 31 2020(2)
Equity securities	47%	54%
Debt securities	44%	35%
Other	9%	11%
Total	100%	100%

(1)The Company’s U.S. pension plans contain approximately 64% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 50% equity securities and 50% debt securities.  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation. The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 41% equity securities, 17% debt securities, and 42% other.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)The Company’s pension plans did not directly hold any shares of Company common stock as of the December 31, 2021 and 2020 measurement dates.

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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $28 million to the pension plans and $15 million to the postretirement benefit plan during 2022.  The Company may elect to make additional discretionary contributions during this period.

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)
2022	$57	$15
2023	62	14
2024	67	13
2025	73	13
2026	80	11
2027-2031	474	46

Note 16.     Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2021 and 2020, the Company had approximately 156.6 million shares and 160.0 million shares, respectively, of its common shares in treasury.  Treasury stock of $5.1 billion and $5.2 billion at December 31, 2021 and 2020, respectively, is recorded at cost as a reduction of common stock, and treasury stock of $0.3 billion at December 31, 2021 and 2020 is recorded at cost as a reduction of retained earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)
The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2021 and 2020:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)
Balance at December 31, 2019	$(2,152)	$(12)	$(268)	$27	$(2,405)
Other comprehensive income before reclassifications	29	209	(120)	(27)	91
Gain (loss) on net investment hedges	(398)	—	—	—	(398)
Amounts reclassified from AOCI	—	45	7	—	52
Tax effect	97	(57)	16	—	56
Net of tax amount	(272)	197	(97)	(27)	(199)
Balance at December 31, 2020	$(2,424)	$185	$(365)	$—	$(2,604)
Other comprehensive income before reclassifications	(119)	507	190	(2)	576
Gain (loss) on net investment hedges	398	—	—	—	398
Amounts reclassified from AOCI	—	(474)	99	—	(375)
Tax effect	(103)	7	(71)	—	(167)
Net of tax amount	176	40	218	(2)	432
Balance at December 31, 2021	$(2,248)	$225	$(147)	$(2)	$(2,172)

The change in foreign currency translation adjustment in 2021 and 2020 is primarily due to net investment hedges as discussed in Note 5.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)

	Amounts reclassified from AOCI Year Ended December 31			Affected line item in the consolidated statement of
Details about AOCI components	2021	2020	2019	earnings
	(In millions)
Foreign currency translation adjustment
	$—	$—	$7	Other income/expense
	—	—	—	Tax
	$—	$—	$7	Net of tax

Deferred loss (gain) on hedging activities
	$(490)	$(27)	$11	Cost of products sold
	—	2	46	Other income/expense
	—	2	(1)	Interest expense
	16	68	44	Revenues
	(474)	45	100	Total before tax
	118	7	(13)	Tax on reclassifications
	$(356)	$52	$87	Net of tax
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service losses (credit)	$(77)	$(32)	$(26)	Other (income) expense - net
Actuarial losses	176	39	17	Other (income) expense - net
	99	7	(9)	Total before tax
	(26)	(11)	18	Tax on reclassifications
	$73	$(4)	$9	Net of tax
Unrealized loss (gain) on investments
	$—	$—	$(1)	Other income/expense
	—	—	—	Tax on reclassifications
	$—	$—	$(1)	Net of tax

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)
The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. Structured trade finance’s activities include programs under which ADM prepays financial institutions, on a discounted basis, U.S. dollar-denominated letters of credit based on underlying commodity trade flows. This segment also includes the Company’s share of the results of its equity investment in Wilmar and its share of the results of its Pacificor, Stratas Foods LLC, Edible Oils Limited, Olenex, and SoyVen joint ventures. In December 2021, the Company entered into a joint venture with Marathon Petroleum Corp. for the production of soybean oil to supply rapidly growing demand for renewable diesel fuel.

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers and ethanol for use in gasoline due to its ability to increase octane as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products. The Carbohydrate Solutions segment has announced various memorandums of understanding with potential strategic partners leveraging our core production capabilities and carbon sequestration experience to facilitate the production of low carbon, bio-based products such as sustainable aviation fuel and innovative renewable chemicals. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A., Red Star Yeast Company, LLC, and Aston Foods and Food Ingredients. In November 2021, the Company sold its ethanol production complex in Peoria, Illinois.

The Nutrition segment serves various end markets including food, beverages, nutritional supplements, and feed and premix for livestock, aquaculture, and pet food. The segment engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. ADM acquired Golden Farm Production & Commerce Company Limited in April 2021, a 75% majority stake in PetDine, Pedigree Ovens, The Pound Bakery, and NutraDine (collectively, “P4”), premier providers of private label pet treats and supplements, in September 2021, U.S.-based Deerland Probiotics & Enzymes, a leader in probiotic, prebiotic, and enzyme technology, in November 2021, Sojaprotein, a leading European provider of non-GMO soy ingredients, in November 2021, and Flavor Infusion International, S.A., a full-range provider of flavor and specialty ingredient solutions for customers across Latin America and the Caribbean, in December 2021.

Other Business includes the Company’s financial business units related to futures commission and insurance activities.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)
Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of interest income, revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies that ADM Ventures has investments in, and the Company’s share of the results of its equity investment in CIP, which was sold in December 2019.

Segment Information

	Year Ended
(In millions)	December 31
	2021	2020	2019
Gross revenues
Ag Services and Oilseeds	$70,455	$55,667	$54,633
Carbohydrate Solutions	12,672	9,423	11,154
Nutrition	6,933	5,959	5,786
Other	380	367	352
Intersegment elimination	(5,191)	(7,061)	(7,269)
Total	$85,249	$64,355	$64,656

Intersegment revenues
Ag Services and Oilseeds	$3,408	$5,951	$5,892
Carbohydrate Solutions	1,562	951	1,268
Nutrition	221	159	109
Total	$5,191	$7,061	$7,269

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$45,017	$32,726	$31,705
Crushing	11,368	9,593	9,479
Refined Products and Other	10,662	7,397	7,557
Total Ag Services and Oilseeds	67,047	49,716	48,741

Carbohydrate Solutions
Starches and Sweeteners	7,611	6,387	6,854
Vantage Corn Processors	3,499	2,085	3,032
Total Carbohydrate Solutions	11,110	8,472	9,886

Nutrition
Human Nutrition	3,189	2,812	2,745
Animal Nutrition	3,523	2,988	2,932
Total Nutrition	6,712	5,800	5,677

Other	380	367	352
Total	$85,249	$64,355	$64,656

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2021	2020	2019
Depreciation
Ag Services and Oilseeds	$349	$351	$361
Carbohydrate Solutions	322	305	320
Nutrition	101	114	113
Other	8	6	6
Corporate	27	24	23
Total	$807	$800	$823

Long-lived asset abandonments and write-downs(1)
Ag Services and Oilseeds	$10	$8	$130
Carbohydrate Solutions	13	—	1
Nutrition	50	13	—
Corporate	—	7	—
Total	$73	$28	$131

Investment income
Ag Services and Oilseeds	$27	$39	$51
Nutrition	1	2	1
Other	16	40	125
Corporate	52	30	19
Total	$96	$111	$196

Equity in earnings of affiliates
Ag Services and Oilseeds	$500	$475	$378
Carbohydrate Solutions	70	81	60
Nutrition	24	22	17
Corporate	1	1	(1)
Total	$595	$579	$454

(1) See Note 18 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2021	2020	2019
Segment Operating Profit
Ag Services and Oilseeds	$2,775	$2,105	$1,935
Carbohydrate Solutions	1,283	717	644
Nutrition	691	574	418
Other	25	52	85
Specified Items:
Gains on sales of assets and businesses(1)	77	83	12
Impairment, restructuring, exit, and settlement charges(2)	(213)	(76)	(146)
Total segment operating profit	4,638	3,455	2,948
Corporate	(1,325)	(1,572)	(1,360)
Earnings before income taxes	$3,313	$1,883	$1,588

(1) The gains in 2021 were related to the sale of certain ethanol and other assets. The gains in 2020 were related to the sale of a portion of the Company’s shares in Wilmar and certain other assets. The gains in 2019 were related to the sale of certain assets and a step-up gain on an equity investment.

(2) The charges in 2021 were related to the impairment of certain long-lived assets, goodwill, and other intangibles, restructuring, and a legal settlement. The charges in 2020 were related to the impairment of certain assets, restructuring, and settlement. The charges in 2019 were primarily related to the impairment of certain assets.
.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

(In millions)	December 31
	2021	2020
Investments in and advances to affiliates
Ag Services and Oilseeds	$4,826	$4,402
Carbohydrate Solutions	358	392
Nutrition	56	102
Corporate	45	17
Total	$5,285	$4,913

Identifiable assets
Ag Services and Oilseeds	$25,976	$24,792
Carbohydrate Solutions	6,238	5,963
Nutrition	10,142	8,652
Other	9,235	7,152
Corporate	4,545	3,160
Total	$56,136	$49,719

(In millions)	Year Ended December 31
	2021	2020
Gross additions to property, plant, and equipment
Ag Services and Oilseeds	$451	$261
Carbohydrate Solutions	260	251
Nutrition	242	149
Other	7	8
Corporate	45	30
Total	$1,005	$699

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

	Year Ended
(In millions)	December 31
	2021	2020	2019
Revenues
United States	$35,396	$25,986	$27,509
Switzerland	18,453	13,819	13,016
Cayman Islands	5,515	3,958	4,374
Brazil	3,213	2,357	2,381
Mexico	2,934	2,244	2,068
United Kingdom	1,848	1,519	1,563
Other Foreign	17,890	14,472	13,745
	$85,249	$64,355	$64,656

(In millions)	December 31
	2021	2020
Long-lived assets
United States	$6,098	$6,157
Brazil	760	781
Other Foreign	2,945	2,841
	$9,803	$9,779

Note 18.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

(In millions)	Year Ended December 31
	2021	2020	2019

Restructuring and exit costs (1)	$39	$26	$161
Impairment charge - goodwill and other intangible assets (2)	52	26	11
Impairment charge - other long-lived assets (3)	73	28	131
Total asset impairment, exit, and restructuring costs	$164	$80	$303

(1)Restructuring and exit costs for the year ended December 31, 2021 consisted of several individually insignificant restructuring charges totaling $35 million presented as specified items within segment operating profit and $4 million in Corporate. Restructuring and exit costs for the year ended December 31, 2020 consisted of several individually insignificant restructuring charges totaling $17 million presented as specified items within segment operating profit and $9 million in Corporate. Restructuring and exit costs for the year ended December 31, 2019 consisted of restructuring and pension settlement and remeasurement charges of $159 million in Corporate primarily related to early retirement and reorganization initiatives and several individually insignificant restructuring charges presented as specified items within segment operating profit.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Asset Impairment, Exit, and Restructuring Costs (Continued)
(2)Impairment charge - goodwill and other intangible assets for the year ended December 31, 2021 consisted of goodwill impairment of $5 million and land rights impairment of $42 million in Ag Services and Oilseeds and goodwill impairment of $1 million and customer list impairment of $4 million in Nutrition, presented as specified items within segment operating profit. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2020 consisted of other intangible asset impairments presented as specified items within segment operating profit. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2019 consisted of goodwill and other intangible asset impairments presented as specified items within segment operating profit.
(3)Impairment charge - other long-lived assets for the year ended December 31, 2021 consisted of impairments related to certain long-lived assets in Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition of $10 million, $13 million, and $50 million, respectively, presented as specified items within segment operating profit. Impairment charge - other long-lived assets for the year ended December 31, 2020 consisted of impairments related to certain long-lived assets in Ag Services and Oilseeds and Nutrition of $8 million and $13 million, respectively, presented as specified items within segment operating profit, and $7 million of impairments related to certain assets in Corporate. Impairment charge - other long-lived assets for the year ended December 31, 2019 consisted of $130 million of asset impairments related to certain facilities, vessels, and other long-lived assets in Ag Services and Oilseeds and $1 million of asset impairments related to certain long-lived assets in Carbohydrate Solutions presented as specified items within segment operating profit.

Note 19.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). Prior to October 1, 2020, ADM Receivables transferred such purchased accounts receivable in their entirety to the First Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On October 1, 2020, the Company restructured the First Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.6 billion, an increase from $1.2 billion, as of December 31, 2020 for the accounts receivable transferred. The First Program terminates on May 18, 2022, unless extended. for the accounts receivables transferred.

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). Prior to April 1, 2020, ADM Ireland Receivables transferred such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On April 1, 2020, the Company restructured the Second Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $0.7 billion (€0.6 billion) for the accounts receivables transferred. The Second Program terminates on February 16, 2023, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 19.     Sale of Accounts Receivable (Continued)
Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At December 31, 2021 and 2020, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of December 31, 2021 and 2020, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $2.2 billion and $1.6 billion, respectively. Total receivables sold were $50.3 billion, $35.0 billion, and $34.5 billion for the years ended December 31, 2021, 2020, and 2019, respectively. Cash collections from customers on receivables sold were $47.3 billion, $34.2 billion, and $33.8 billion for the years ended December 31, 2021, 2020, and 2019, respectively.  Of the amounts in 2020 and 2019, $6.7 billion and $13.1 billion were cash collections on the deferred consideration reflected as cash inflows from investing activities for the years ended December 31, 2020, and 2019, respectively. Receivables pledged as collateral to the Purchasers were $0.5 billion and $0.4 billion as of December 31, 2021 and 2020, respectively.
Transfers of receivables under the Programs during the years ended December 31, 2021, 2020, and 2019 resulted in an expense for the loss on sale of $11 million, $9 million, and $18 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 20.     Legal Proceedings (Continued)

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class suffered “hundreds of millions of dollars in damages” as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. UWGP filed an amended complaint on October 19, 2021, which ADM moved to dismiss on December 9, 2021. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Measurements over Certain Merchandisable Agricultural Inventory and Commodity Contracts

Description of the Matter	As explained in Notes 1 and 4 to the consolidated financial statements, certain merchandisable agricultural commodity inventory and inventory-related payables held by the Company are stated at fair value. The Company also enters into forward commodity purchase and sales contracts that qualify as derivative instruments which are stated at fair value. The merchandisable agricultural commodity inventory, inventory-related payables, and forward commodity purchase and sales contracts are considered level 2 and 3 fair value instruments. As of December 31, 2021, the fair values for certain merchandisable agricultural commodity inventories, inventory-related payables, forward commodity contracts in an asset position, and forward commodity contracts in a liability position were $9,769 million, $965 million, $1,362 million, and $1,759 million, respectively.

Auditing the estimated fair values for merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sale contracts is complex due to the judgment involved in determining fair value, specifically related to determining the estimated basis adjustments, which represent the adjustment made to exchange quoted prices to arrive at the fair values for certain merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sales contracts. The basis adjustments are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the basis adjustment.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the estimated fair values for certain merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sale contracts. Our tests included controls over the estimation process supporting the basis adjustments.

To test the estimated fair values of certain merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sale contracts, our audit procedures included, among others, evaluating (i) the Company’s selection of the principal market, (ii) the inputs for the basis adjustments, and (iii) the completeness and accuracy of the underlying data supporting the basis adjustments. For example, we evaluated management’s methodology for determining the basis adjustment including assessing the principal market identified and sources utilized by management to support the basis adjustment. Specifically, we compared the basis adjustments used by management to competitor and broker quotations, trade publications, and/or recently executed transactions. Further, we investigated, to the extent necessary, basis adjustments that were inconsistent with third party available information. Finally, we evaluated the adequacy of the Company’s financial statement disclosures related to the estimated fair values of certain merchandisable agricultural inventories, inventory-related payables, and forward commodity purchase and sale contracts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1930.

Saint Louis, Missouri
February 17, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company

Opinion on Internal Control over Financial Reporting

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Archer-Daniels-Midland Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pedigree Ovens, Inc., PetDine, LLC, The Pound Bakery, LLC, and NutraDine, LLC (P4); Deerland Holdings, Inc. (Deerland); and Sojaprotein D.O.O. Bečej (Sojaprotein), which are included in the 2021 consolidated financial statements of the Company and constituted 3% and 7% of total assets and shareholders' equity, respectively, as of December 31, 2021 and 0% and 1% of revenues and net earnings attributable to controlling interests, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of P4, Deerland and Sojaprotein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2), and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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
February 17, 2022

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In 2018, the Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. As part of this transformation, the Company is implementing a new enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to occur in phases over the next several years. The first phase of the ERP system implementation occurred in October 2021 to a limited pilot scope of legal entities. The Company continues to consider these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP in these circumstances has not materially affected its internal control over financial reporting.

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

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2021 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting did not include the internal controls of P4, Deerland, and Sojaprotein, which were acquired in 2021. In accordance with the SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. P4, Deerland, and Sojaprotein are included in the Company’s consolidated financial statements and constituted 3% and 7% of total assets and shareholders’ equity, respectively, as of December 31, 2021, and 0% and 1% of revenues and net earnings attributable to controlling interests, respectively, for the year then ended.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021.  That report is included herein.

/s/ Juan R. Luciano Juan R. Luciano Chairman, Chief Executive Officer, and President	/s/ Ray G. Young Ray G. Young Executive Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Director Evaluations; Delinquent Section 16(a) Reports,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2022 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Benjamin I. Bard	Vice President and Chief Audit Executive since June 2021. Global Chief Compliance Officer since January 2014.	48

Camille Batiste	Senior Vice President, Global Supply Chain and Procurement since May 2021. President, Global Supply Chain from January 2020 to May 2021. President, Nutrition Optimization from June 2019 to May 2021. Vice President, Global Procurement from March 2017 to June 2019. Vice President, Sourcing Operations & Compliance at Honeywell Aerospace from March 2015 to March 2017.	50

Veronica L. Braker	Senior Vice President, Global Operations since April 2019. Executive Champion of Global Safety since January 2020. Vice President of Operations - Performance Materials at BASF from April 2017 to March 2019. Head of Operations for North America - Performance Materials at BASF from January 2014 to April 2017.	54

Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Carbohydrate Solutions business unit since March 2015.	48

Pierre-Christophe Duprat	President, Animal Nutrition since August 2018. President, ADM Europe, Middle East, and Africa (EMEA) from June 2016 to August 2018. President, ADM Corn EMEA and Asia since November 2015.	54

D. Cameron Findlay	Senior Vice President, General Counsel, and Secretary since July 2013.	62

Kristy Folkwein	Senior Vice President of the Company since March 2018. Chief Technology Officer since January 2020. Chief Information Officer from March 2018 to January 2020. Vice President and Chief Information Officer from June 2016 to March 2018.	59

Molly Strader Fruit	Vice President, Corporate Controller since March 2021. Vice President, Global Financial Services from May 2019 to March 2021. Controller, Carbohydrate Solutions from August 2018 to May 2019. Vice President, Global Credit from April 2016 to June 2019. Controller, Americas for Agricultural Services from June 2015 to August 2018.	43

Leticia Goncalves	President, Global Specialty Ingredients since January 2020. Senior Vice President and U.S. Division Head at Bayer from September 2018 to January 2020. President, Europe and Middle East at Monsanto from August 2014 to August 2018.	47

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Domingo Lastra	President, South America since July 2017. Vice President, Integration and Strategy from March 2016 to July 2017.	53

Juan R. Luciano	Chairman of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015.	60
Vikram Luthar	Senior Vice President of the Company since March 2015. Head of Investor Relations since June 2021. Chief Financial Officer, Nutrition since January 2020. President, Health & Wellness from March 2018 to January 2020. President, Bioactives from February 2017 to March 2018. President, Enzymes from December 2015 to February 2017. CFO, Corn Processing business unit from March 2014 to February 2017.	55

Vincent F. Macciocchi	Senior Vice President of the Company and President, Nutrition business unit since May 2015. Chief Sales and Marketing Officer since January 2020.	56

Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Ag Services & Oilseeds business unit since July 2019. President, Global Oilseeds Processing business unit from May 2015 to June 2019.	50

Ian Pinner	Senior Vice President of the Company since January 2020. Chief Strategy and Innovation Officer since January 2020. President, Health and Wellness from January 2020 to March 2021. Vice President, Growth and Strategy from August 2018 to January 2020. Chief Growth Officer from July 2017 to August 2018. President, Southeast Asia and Global Destination Marketing from December 2015 to July 2017.	49

Ismael Roig	Senior Vice President of the Company since December 2015. President, ADM Europe, Middle East, and Africa (EMEA) since August 2018. Chief Strategy Officer from December 2015 to August 2018. Chief Sustainability Officer from May 2015 to March 2017.	54

John P. Stott	Group Vice President, Finance, Corporate Treasurer, and CFO, Global Technology since March 2021. Group Vice President, Finance and Corporate Controller from August 2014 to March 2021.	54

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Asia Pacific since May 2021. Executive Champion for Quality and Food Safety from January 2020 to May 2021. President, Global Business Readiness from March 2018 to May 2021. President, Agricultural business unit from August 2011 to March 2018.	56

Thuy-Nga T. Vo	Chief Counsel, Corporate, Securities, and Mergers and Acquisitions and Assistant Secretary since January 2017. Chief Counsel, Mergers and Acquisitions from May 2013 to January 2017.	57

Jennifer L. Weber	Senior Vice President and Chief Human Resources Officer since August 2020. Executive Vice President - Human Resources at Lowe’s Companies, Inc. from March 2016 to April 2020.	55

Todd Werpy	Senior Vice President and Chief Science Officer since January 2020. Senior Vice President and Chief Technology Officer from March 2015 to January 2020.	59

Ray G. Young	Executive Vice President of the Company since March 2015. Chief Financial Officer since December 2010.	60

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2022, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-Year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information at December 31, 2021” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2022, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2022, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2022, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Beginning of				End of
(In millions)	Year Balance	Additions	Deductions (1)	Other (2)	Year Balance
Allowance for doubtful accounts
December 31, 2019	$84	23	(19)	22	$110
December 31, 2020	$110	47	(66)	9	$100
December 31, 2021	$100	32	(28)	18	$122

(1) Uncollectible accounts written off
(2) Impact of reclassifications, foreign exchange translation, and other adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

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
the $1,000,000,000 – 3.250% Notes due March 27, 2030, and
the $750,000,000 – 3.250% Notes due September 15, 2051.

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

(31.2)Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)Interactive Data File.

(104)Cover Page Interactive Data File (formatted as Inline XBRL and incorporated by reference to Exhibit 101).

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2022

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2022, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. R. Luciano	/s/ P. Dufour	/s/ K. R. Westbrook
J. R. Luciano,	P. Dufour*,	K. R. Westbrook*,
Chairman, Chief Executive Officer,	Director	Director
President, and Director
(Principal Executive Officer)	/s/ D. E. Felsinger	/s/ D. C. Findlay
	D. E. Felsinger*,	D. C. Findlay
/s/ R. G. Young	Director	Attorney-in-Fact
R. G. Young
Executive Vice President and	/s/ S. F. Harrison
Chief Financial Officer	S. F. Harrison*,
(Principal Financial Officer)	Director

/s/ M. S. Fruit	/s/ P. J. Moore
M. S. Fruit	P. J. Moore*,
Vice President, Corporate Controller	Director
(Principal Accounting Officer)
/s/ F. J. Sanchez
/s/ M.S. Burke	F. J. Sanchez*,
M. S. Burke*,	Director
Director
/s/ D. A. Sandler
/s/ T. Colbert	D. A. Sandler*,
T. Colbert*,	Director
Director
/s/ L. Z. Schlitz
/s/ T. K. Crews	L. Z. Schlitz*,
T. K. Crews*,	Director
Director

*Powers of Attorney authorizing R. G. Young, M.S. Fruit, and D. C. Findlay, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.