Form 10-Q
period 2022-03-31
Archer-Daniels-Midland Co
filed 2022-04-26
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Common Stock, no par value – 562,707,786 shares
(April 25, 2022)

SAFE HARBOR STATEMENT

This Form 10-Q contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 that is subject to risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  Risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as may be updated in our subsequent Quarterly Reports on Form 10-Q. To the extent permitted under applicable law, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share amounts)

Revenues	$23,650	$18,893
Cost of products sold	21,753	17,345
Gross Profit	1,897	1,548

Selling, general, and administrative expenses	829	749
Asset impairment, exit, and restructuring costs	1	59
Equity in earnings of unconsolidated affiliates	(204)	(125)
Investment income	(59)	(13)
Interest expense	92	87
Other income – net	(33)	(33)
Earnings Before Income Taxes	1,271	824

Income tax expense	207	131
Net Earnings Including Noncontrolling Interests	1,064	693

Less: Net earnings attributable to noncontrolling interests	10	4

Net Earnings Attributable to Controlling Interests	$1,054	$689

Average number of shares outstanding – basic	566	563

Average number of shares outstanding – diluted	568	564

Basic earnings per common share	$1.86	$1.22

Diluted earnings per common share	$1.86	$1.22

Dividends per common share	$0.40	$0.37

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions)

Net earnings including noncontrolling interests	$1,064	$693
Other comprehensive income (loss):
Foreign currency translation adjustment	149	294
Tax effect	(31)	(56)
Net of tax amount	118	238

Pension and other postretirement benefit liabilities adjustment	37	18
Tax effect	(7)	(5)
Net of tax amount	30	13

Deferred gain (loss) on hedging activities	282	101
Tax effect	(47)	(25)
Net of tax amount	235	76

Unrealized gain (loss) on investments	(5)	(1)
Tax effect	—	—
Net of tax amount	(5)	(1)
Other comprehensive income (loss)	378	326
Comprehensive income (loss) including noncontrolling interests	1,442	1,019

Less: Comprehensive income (loss) attributable to noncontrolling interests	5	4

Comprehensive income (loss) attributable to controlling interests	$1,437	$1,015

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,079	$943
Segregated cash and investments	10,132	8,016
Trade receivables	4,235	3,311
Inventories	17,290	14,481
Other current assets	7,717	5,158
Total Current Assets	40,453	31,909

Investments and Other Assets
Investments in and advances to affiliates	5,404	5,285
Goodwill and other intangible assets	6,750	6,747
Right of use assets	999	1,023
Other assets	1,466	1,369
Total Investments and Other Assets	14,619	14,424

Property, Plant, and Equipment
Land and land improvements	552	554
Buildings	5,614	5,597
Machinery and equipment	19,096	19,112
Construction in progress	1,086	960
	26,348	26,223
Accumulated depreciation	(16,554)	(16,420)
Net Property, Plant, and Equipment	9,794	9,803
Total Assets	$64,866	$56,136

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$3,777	$958
Trade payables	6,135	6,388
Payables to brokerage customers	11,425	8,965
Accrued expenses and other payables	6,363	4,790
Current lease liabilities	280	277
Current maturities of long-term debt	543	570
Total Current Liabilities	28,523	21,948

Long-Term Liabilities
Long-term debt	8,752	8,011
Deferred income taxes	1,604	1,412
Non-current lease liabilities	739	765
Other	1,231	1,233
Total Long-Term Liabilities	12,326	11,421

Temporary Equity - Redeemable noncontrolling interest	262	259

Shareholders’ Equity
Common stock	3,028	2,994
Reinvested earnings	22,483	21,655
Accumulated other comprehensive income (loss)	(1,789)	(2,172)
Noncontrolling interests	33	31
Total Shareholders’ Equity	23,755	22,508
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$64,866	$56,136

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Three Months Ended March 31,
	2022	2021
Operating Activities
Net earnings including noncontrolling interests	$1,064	$693
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	257	249
Asset impairment charges	1	31
Deferred income taxes	144	(7)
Equity in earnings of affiliates, net of dividends	(159)	(81)
Stock compensation expense	69	76
Deferred cash flow hedges	283	102
Gains on sales of assets and businesses/investment revaluation	(34)	(11)
Other – net	(9)	150
Changes in operating assets and liabilities
Segregated investments	(482)	666
Trade receivables	(937)	(515)
Inventories	(2,881)	(1,138)
Other current assets	(2,141)	413
Trade payables	(245)	(441)
Payables to brokerage customers	2,501	561
Accrued expenses and other payables	1,363	(450)
Total Operating Activities	(1,206)	298

Investing Activities
Purchases of property, plant, and equipment	(217)	(174)
Proceeds from sales of assets and businesses	5	14
Investments in and advances to affiliates	(36)	(4)
Distributions from affiliates	—	5
Other – net	(94)	(10)
Total Investing Activities	(342)	(169)

Financing Activities
Long-term debt borrowings	750	593
Net borrowings (payments) under short-term credit agreements	2,824	729
Cash dividends	(226)	(208)
Other – net	(30)	(37)
Total Financing Activities	3,318	1,077

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,770	1,206
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	7,454	4,646
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$9,224	$5,852

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$1,079	$694
Restricted cash and restricted cash equivalents included in segregated cash and investments	8,145	5,158
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$9,224	$5,852

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance, December 31, 2021	560	$2,994	$21,655	$(2,172)	$31	$22,508
Comprehensive income
Net earnings			1,054		10
Other comprehensive income (loss)				383	(5)
Total comprehensive income						1,442
Dividends paid - $0.40 per share			(226)			(226)
Stock compensation expense	3	69				69
Stock option exercises net of taxes	—	(36)				(36)
Other	—	1	—		(3)	(2)
Balance, March 31, 2022	563	$3,028	$22,483	$(1,789)	$33	$23,755

Balance, December 31, 2020	556	$2,824	$19,780	$(2,604)	$22	$20,022
Comprehensive income
Net earnings			689		4
Other comprehensive income (loss)				326	—
Total comprehensive income						1,019
Dividends paid - $0.37 per share			(208)			(208)
Stock compensation expense	3	76				76
Stock option exercises net of taxes	—	(37)				(37)
Other	—	(5)	—	—	(6)	(11)
Balance, March 31, 2021	559	$2,858	$20,261	$(2,278)	$20	$20,861

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts included allowances for estimated uncollectible accounts totaling $137 million and $122 million at March 31, 2022 and December 31, 2021, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

The Company recorded bad debt expense in selling, general, and administrative expenses of $22 million and $4 million in the three months ended March 31, 2022 and 2021, respectively.

Cost Method Investments

Cost method investments of $434 million and $297 million as of March 31, 2022 and December 31, 2021, respectively, were included in Other Assets in the Company’s consolidated balance sheets. Revaluation gains of $34 million in the quarter ended March 31, 2022, in connection with observable third-party transactions, were recorded in investment income in the Company's consolidated statement of earnings. There were no revaluation gains in the quarter ended March 31, 2021.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Operations in Ukraine and Russia

ADM employs approximately 650 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. Most of the facilities have been temporarily idled since February 24, 2022. The Company’s footprint in Russia is limited and operations have been recently scaled down to those related to the production and transport of essential food commodities and ingredients.

As a result of the recent events in Ukraine, the Company reviewed the valuation of its assets and recorded immaterial charges in the quarter ended March 31, 2022 related to receivables and inventories. As of March 31, 2022, ADM concluded that 1) receivables, net of allowances, are deemed collectible; and 2) market inventories presented as level 3 in the fair value measurements table in Note 4 are valued appropriately at the February 24, 2022 market price due to the temporary lack of a more recent market price. The temporarily idled property, plant, and equipment, which was immaterial, was not considered impaired. As the conflict in Ukraine evolves, the Company will continue to review the valuation of these assets and make any required adjustments, which are not expected to be material to the Company’s consolidated financial statements.

Note 2.    Pending Accounting Standards

Through December 31, 2022, the Company has the option to adopt the amended guidance of ASC Topic 848, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  The Company plans to adopt the expedients and exceptions provided by the amended guidance before the December 31, 2022 expiry date and does not expect the adoption of the amended guidance to have an impact on its consolidated financial statements.

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

Note 3.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers (Topic 606) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $175 million and $104 million for the three months ended March 31, 2022 and 2021, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for the sale of goods are accounted for as a fulfillment activity and are included in cost of products sold. Accordingly, amounts billed to customers for such costs are included as a component of revenues.
Taxes Collected from Customers and Remitted to Governmental Authorities
The Company does not include taxes assessed by governmental authorities that are (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers, in the measurement of transaction prices or as a component of revenues and cost of products sold.

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $574 million and $581 million as of March 31, 2022 and December 31, 2021, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues were $324 million and $282 million for the three months ended March 31, 2022 and 2021, respectively.

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$970	$175	$1,145	$10,702	$11,847
Crushing	125	—	125	3,097	3,222
Refined Products and Other	632	—	632	2,552	3,184
Total Ag Services and Oilseeds	1,727	175	1,902	16,351	18,253
Carbohydrate Solutions
Starches and Sweeteners	1,930	—	1,930	568	2,498
Vantage Corn Processors	868	—	868	—	868
Total Carbohydrate Solutions	2,798	—	2,798	568	3,366
Nutrition
Human Nutrition	958	—	958	—	958
Animal Nutrition	966	—	966	—	966
Total Nutrition	1,924	—	1,924	—	1,924

Other Business	107	—	107	—	107
Total Revenues	$6,556	$175	$6,731	$16,919	$23,650

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

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

Note 3.    Revenues (Continued)

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

Note 4.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Fair Value Measurements at March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$8,033	$3,959	$11,992
Unrealized derivative gains:
Commodity contracts	—	1,578	828	2,406
Foreign currency contracts	—	461	—	461
Interest rate contracts	—	67	—	67
Cash equivalents	419	—	—	419
Segregated investments	1,548	—	—	1,548
Total Assets	$1,967	$10,139	$4,787	$16,893

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$1,544	$1,856	$3,400
Foreign currency contracts	—	238	—	238
Interest rate contracts	—	1	—	1
Debt conversion option	—	—	30	30
Inventory-related payables	—	1,860	53	1,913
Total Liabilities	$—	$3,643	$1,939	$5,582

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$6,765	$3,004	$9,769
Unrealized derivative gains:
Commodity contracts	—	902	460	1,362
Foreign currency contracts	—	238	—	238
Interest rate contracts	—	46	—	46
Cash equivalents	448	—	—	448
Segregated investments	1,338	—	—	1,338
Total Assets	$1,786	$7,951	$3,464	$13,201

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$944	$815	$1,759
Foreign currency contracts	—	191	—	191
Debt conversion option	—	—	15	15
Inventory-related payables	—	859	106	965
Total Liabilities	$—	$1,994	$936	$2,930

Estimated fair values for inventories and inventory-related payables carried at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis. Market valuations for the Company’s inventories are adjusted for location and quality (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using the inputs from competitor and broker quotations or market transactions in either the listed or over the counter (OTC) markets and are considered observable. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity. When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the inventory is classified in Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022.

	Level 3 Fair Value Asset Measurements at
	March 31, 2022
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)
Balance, December 31, 2021	$3,004	$460	$3,464
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	647	633	1,280
Purchases	9,552	—	9,552
Sales	(9,315)	—	(9,315)
Settlements	—	(276)	(276)
Transfers into Level 3**	327	23	350
Transfers out of Level 3	(256)	(12)	(268)
Ending balance, March 31, 2022	$3,959	$828	$4,787

* Includes increase in unrealized gains of $1.4 billion relating to Level 3 assets still held at March 31, 2022.
** Inventories carried at market includes Ukraine inventory as discussed in Note 1.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022.

	Level 3 Fair Value Liability Measurements at
	March 31, 2022
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2021	$106	$815	$15	$936
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(2)	1,376	15	1,389
Purchases	2	—	—	2
Sales	(53)	—	—	(53)
Settlements	—	(478)	—	(478)
Transfers into Level 3	—	161	—	161
Transfers out of Level 3	—	(18)	—	(18)
Ending balance, March 31, 2022	$53	$1,856	$30	$1,939

* Includes increase in unrealized losses of $1.4 billion relating to Level 3 liabilities still held at March 31, 2022.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2022 and December 31, 2021. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of March 31, 2022 is a weighted average 28.9% of the total price for assets and 13.9% of the total price for liabilities.

	Weighted Average % of Total Price
	March 31, 2022		December 31, 2021
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	28.9%	13.9%	28.7%	13.1%
Transportation cost	11.4%	—%	13.0%	—%

Commodity Derivative Contracts
Basis	22.1%	22.5%	30.0%	27.1%
Transportation cost	9.1%	2.6%	8.1%	0.7%

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

Note 5.    Derivative Instruments and Hedging Activities

Derivatives Not Designated as Hedging Instruments

The majority of the Company’s derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural product inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins. The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets. Derivatives, including exchange-traded contracts and forward commodity purchase or sale contracts, and inventories of certain merchandisable agricultural products, which include amounts acquired under deferred pricing contracts, are stated at fair value or market value.  Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$437	$190	$217	$116
Interest Rate Contracts	2	1	—	—
Commodity Contracts	2,280	3,400	1,276	1,759
Debt Conversion Option	—	30	—	15
Total	$2,719	$3,621	$1,493	$1,890

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2022 and 2021.

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended March 31, 2022
Consolidated Statement of Earnings	$23,650	$21,753	$(33)	$92

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(38)	$443	$23	$—
Commodity Contracts	—	(1,101)	—	—
Debt Conversion Option	—	—	—	(15)
Total gain (loss) recognized in earnings	$(38)	$(658)	$23	$(15)	$(688)

Three Months Ended March 31, 2021
Consolidated Statement of Earnings	$18,893	$17,345	$(33)	$87

Pre-tax gains (losses) on:
Foreign Currency Contracts	$30	$(262)	$120	$—
Commodity Contracts	—	(782)	—	—
Debt Conversion Option	—	—	—	(20)
Total gain (loss) recognized in earnings	$30	$(1,044)	$120	$(20)	$(914)

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

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
Derivatives Designated as Cash Flow and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of March 31, 2022 and December 31, 2021.

For derivative instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested.

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $0.8 billion and $1.2 billion as of March 31, 2022 and December 31, 2021, respectively, and foreign exchange forwards with an aggregate notional amount of $2.3 billion and $2.6 billion as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company had after-tax losses of $24 million and $44 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

For derivative instruments that are designated and qualify as highly-effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flow that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of AOCI and as an operating activity in the statement of cash flows, and is reclassified into earnings in the same line item affected by the hedged transaction in the same period or periods during which the hedged transaction affects earnings.  Hedge components excluded from the assessment of effectiveness and gains and losses related to discontinued hedges are recognized in the consolidated statement of earnings during the current period.

The Company’s structured trade finance programs use interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in revenues over the period in which the related interest payments are paid to the banks. The amounts are recorded in revenues as the related results are also recorded in revenues. As of March 31, 2022 and December 31, 2021, the Company had interest rate swaps maturing on various dates with aggregate notional amounts of $1.0 billion.

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. As of March 31, 2022 and December 31, 2021, the Company executed swap locks maturing on various dates with an aggregate notional amount of $400 million.

As of March 31, 2022 and December 31, 2021, the Company had after-tax gains of $49 million and $35 million in AOCI, respectively, related to the interest rate swaps and swap locks. The Company expects to recognize amounts deferred in AOCI in its consolidated statement of earnings during the life of the debt instruments.

For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of March 31, 2022 and December 31, 2021, the Company had after-tax gains of $370 million and $161 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $370 million of the March 31, 2022 after-tax gains in its consolidated statement of earnings during the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 65 million bushels of corn per month. During the past 12 months, the Company hedged between 17% and 42% of its monthly grind. At March 31, 2022, the Company had designated hedges representing between 0% and 29% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months and as of March 31, 2022, the Company had no hedges related to ethanol sales under these programs.

The Company uses futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 57% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At March 31, 2022, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 0% and 84% of the anticipated monthly natural gas consumption at the designated facilities. At March 31, 2022, the Company had designated hedges representing between 0% and 95% of the anticipated monthly natural gas consumption over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Commodity Contracts	$126	$—	$86	$—
Foreign Currency Contracts	24	48	21	$75
Interest Rate Contracts	65	—	46	—
Total	$215	$48	$153	$75

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2022 and 2021.

		Cost of products sold
(In millions)	Revenues
Three Months Ended March 31, 2022
Consolidated Statement of Earnings	$23,650	$21,753

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$98
Total gain (loss) recognized in earnings	$—	$98	$98

Three Months Ended March 31, 2021
Consolidated Statement of Earnings	$18,893	$17,345

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$89
Interest Contracts	(14)	—
Total gain (loss) recognized in earnings	$(14)	$89	$75

Other Net Investment Hedging Strategies

The Company has designated €2.6 billion and €1.8 billion of its outstanding long-term debt and commercial paper borrowings at March 31, 2022 and December 31, 2021, respectively, as hedges of its net investment in a foreign subsidiary. As of March 31, 2022 and December 31, 2021, the Company had after-tax gains of $113 million and $55 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2022	2021
	(In millions)
Unrealized gains on derivative contracts	$2,934	$1,646
Margin deposits and grain accounts	1,112	600
Customer omnibus receivable	1,539	1,179
Financing receivables - net (1)	233	189
Insurance premiums receivable	26	20
Prepaid expenses	377	370
Biodiesel tax credit	70	79
Tax receivables	764	708
Non-trade receivables (2)	421	285
Other current assets	241	82
	$7,717	$5,158

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $5 million and $4 million at March 31, 2022 and December 31, 2021, respectively. Interest earned on financing receivables of $4 million for the three months ended March 31, 2022 and 2021, respectively, is included in investment income in the consolidated statements of earnings.

(2) Non-trade receivables included $27 million of reinsurance recoverables as of March 31, 2022 and December 31, 2021, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2022	2021
	(In millions)
Unrealized losses on derivative contracts	$3,639	$1,950
Accrued compensation	332	445
Income tax payable	211	132
Other taxes payable	178	168
Insurance claims payable	235	220
Contract liability	574	581
Other accruals and payables	1,194	1,294
	$6,363	$4,790

Note 8.    Debt and Financing Arrangements

On February 28, 2022, the Company issued its first sustainability bond of $750 million aggregate principal amount of 2.900% notes due March 1, 2032. Net proceeds before expenses were $748 million. The Company expects to apply an amount equal to the net proceeds to finance or refinance eligible green projects and/or eligible social projects.

At March 31, 2022, the fair value of the Company’s long-term debt exceeded the carrying value by $1.0 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2022, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $14.3 billion, of which $8.2 billion was unused. During the quarter ended March 31, 2022, the Company expanded its combined U.S. and European commercial paper borrowing programs from $5.0 billion to $6.5 billion under the same terms, against which there was $0.7 billion commercial paper outstanding at March 31, 2022. During the quarter ended March 31, 2022, the Company also added $1.5 billion of short-term borrowings at an average interest rate of 1.64% due in September 2022.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.3 billion in funding resulting from the sale of accounts receivable with $24 million unused capacity as of March 31, 2022 (see Note 14 for more information about the Programs).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 9.    Income Taxes

The Company’s effective tax rate was 16.3% for the three months ended March 31, 2022 compared to 15.9% for the three months ended March 31, 2021. The change in the rate was primarily due to changes in the geographic mix of earnings.

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

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011 and 2014. As of March 31, 2022, these assessments totaled $8 million in tax and up to $36 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2014. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2014, and estimates that these potential assessments could be approximately $104 million in tax and $42 million in interest (adjusted for variation in currency exchange rates as of March 31, 2022). The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an uncertain tax liability for this assessment because it has concluded that it is more likely than not to prevail on the matter based upon its technical merits and because the taxing jurisdiction’s process does not provide a mechanism for settling at less than the full amount of the assessment. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2014.
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of March 31, 2022, this assessment was $90 million in tax and $32 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation by early 2021. During the second quarter of 2021, the third party expert issued a final valuation. The Company expects the court to issue a ruling on this matter in the second quarter of 2022. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of gain recognized on the reorganization for tax purposes was appropriate. As of March 31, 2022, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2022 and the reclassifications out of AOCI for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2021	$(2,248)	$225	$(147)	$(2)	$(2,172)
Other comprehensive income (loss) before reclassifications	31	380	6	(5)	412
Gain (loss) on net investment hedges	123	—	—	—	123
Amounts reclassified from AOCI	—	(98)	31	—	(67)
Tax effect	(31)	(47)	(7)	—	(85)
Net of tax amount	123	235	30	(5)	383
Balance at March 31, 2022	$(2,125)	$460	$(117)	$(7)	$(1,789)

	Amount reclassified from AOCI
	Three months ended March 31,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2022	2021
	(In millions)
Deferred loss (gain) on hedging activities
	$—	$14	Revenues
	(98)	(89)	Cost of products sold
	(98)	(75)	Total before tax
	19	21	Tax
	$(79)	$(54)	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service loss (credit)	$8	$(6)	Other (income) expense-net
Actuarial losses	23	16	Other (income) expense-net
	31	10	Total before tax
	(6)	(4)	Tax
	$25	$6	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 11.    Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2022	2021
	(In millions)
Gains on sales of assets	$—	$(11)
Other – net	(33)	(22)
Other (Income) Expense - Net	$(33)	$(33)

Gains on sales of assets in the three months ended March 31, 2021 consisted of gains on disposals of individually insignificant assets in the ordinary course of business.

Other - net included the non-service components of net pension benefit income of $6 million, foreign exchange gains, and other income in the three months ended March 31, 2022 and 2021.

Note 12.     Segment Information

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include unallocated corporate expenses and interest expense net of interest income. Corporate results also include revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies that ADM Ventures has investments in.

For more information about the Company’s business segments, refer to Note 17 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2022	2021
Gross revenues
Ag Services and Oilseeds	$19,132	$15,939
Carbohydrate Solutions	4,180	2,634
Nutrition	1,966	1,624
Other Business	107	100
Intersegment elimination	(1,735)	(1,404)
Total gross revenues	$23,650	$18,893

Intersegment sales
Ag Services and Oilseeds	$879	$932
Carbohydrate Solutions	814	411
Nutrition	42	61
Total intersegment sales	$1,735	$1,404

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$11,847	$10,146
Crushing	3,222	2,742
Refined Products and Other	3,184	2,119
Total Ag Services and Oilseeds	18,253	15,007
Carbohydrate Solutions
Starches and Sweeteners	2,498	1,745
Vantage Corn Processors	868	478
Total Carbohydrate Solutions	3,366	2,223
Nutrition
Human Nutrition	958	754
Animal Nutrition	966	809
Total Nutrition	1,924	1,563

Other Business	107	100
Total revenues from external customers	$23,650	$18,893

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2022	2021
Segment operating profit
Ag Services and Oilseeds	$1,008	$777
Carbohydrate Solutions	317	259
Nutrition	189	154
Other Business	42	9
Specified Items:
Gains on sales of assets and businesses	1	—
Impairment, restructuring, and settlement charges(1)	(18)	(94)
Total segment operating profit	1,539	1,105
Corporate	(268)	(281)
Earnings before income taxes	$1,271	$824

(1) Current charges related to the impairment of certain Ukraine assets partially offset by an insurance settlement. Prior quarter charges were related to the impairment of certain long-lived assets, restructuring, and a legal settlement.

Note 13.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2022 consisted of immaterial charges.

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2021 consisted of $31 million of impairments related to certain long-lived assets and $23 million of restructuring charges, presented as specified items within segment operating profit, and $5 million of restructuring charges in Corporate.

Note 14.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.6 billion for the accounts receivable transferred. The First Program terminates on May 18, 2022, unless extended.
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

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At March 31, 2022 and December 31, 2021, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Sale of Accounts Receivable (Continued)
As of March 31, 2022 and December 31, 2021, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $2.3 billion and $2.2 billion, respectively. Total receivables sold were $14.3 billion and $12.1 billion for the three months ended March 31, 2022 and 2021, respectively. Cash collections from customers on receivables sold were $13.7 billion and $10.5 billion for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, receivables pledged as collateral to the Purchasers were $0.8 billion and $0.5 billion, respectively.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $5 million and $4 million for the three months ended March 31, 2022 and 2021, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

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

The Company’s operations are organized, managed, and classified into three reportable business segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified as Other Business. Financial information with respect to the Company’s reportable business segments is set forth in Note 12 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements”.

The Company’s recent significant portfolio actions and announcements include:

•the acquisition in February 2022 of Comhan, a leading South African flavor distributor;
•the announcement in April 2022 of a growth investment in the Company’s oilseed facility in Mainz, Germany, which is expected to be completed in Q3 2023;
•the announcement in April 2022 of a $300 million investment in Decatur, IL to expand alternative protein production and the opening of a new, state-of-the-art protein innovation center; and
•the announcement in April 2022 of a commitment to achieve 100% deforestation-free supply chains by 2025, five years earlier than previously targeted.

Sustainability is a key driver in ADM’s expanding portfolio of environmentally responsible, plant-derived products. Consumers today increasingly expect their food and drink to come from sustainable ingredients, produced by companies that share their values, and ADM is continually finding new ways to meet those needs through its portfolio actions.

The current phase of the Company’s strategic transformation is focused on two strategic pillars: Productivity and Innovation.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Environmental and Social Responsibility

The Company’s policy to protect forests, biodiversity, and communities includes provisions that promote conservation of water resources and biodiversity in agricultural landscapes, promote solutions to reduce climate change and greenhouse gas emissions, and support agriculture as a means to advance sustainable development by reducing poverty and increasing food security. Additionally, the policy confirms ADM’s commitment to protect human rights defenders, whistleblowers, complainants, and community spokespersons; ADM’s aspiration to cooperate with all parties necessary to enable access to fair and just remediation; and the Company’s non-compliance protocol for suppliers. By the end of 2022, the Company expects to achieve full traceability of its direct and indirect sourcing throughout its soy supply chains in Brazil, Paraguay, and Argentina. ADM aims to eliminate deforestation from all of the Company’s supply chains by 2025.

In 2020, ADM announced its environmental stewardship goals, collectively called “Strive 35” – an ambitious plan to, by 2035, reduce absolute Scope 1 and 2 greenhouse gas (GHG) emissions by 25 percent from a 2019 baseline, reduce energy intensity by 15 percent, reduce water intensity by 10 percent, and achieve a 90 percent landfill diversion rate.

In 2021, ADM added 5-year interim targets to ensure the Company stays on track to meet its 2035 goals. By 2025, the Company aims to reduce absolute GHG emissions by 1.5%, reduce energy and water intensity by 6% and 5%, respectively, and achieve 87% of its waste diverted from landfill.

In 2021, the Company announced its Scope 3 GHG reduction goal, focused upon the five most material Scope 3 categories for the Company; purchased goods and services; fuel and energy related emissions; upstream transportation and distribution; waste; and processing of solid products/goods. ADM aims to reduce its absolute Scope 3 emissions by 25% from a 2019 baseline by 2035.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Part I Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II Item 1A “Risk Factors” on page 44.

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

The Company has consolidated subsidiaries in more than 70 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except for certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil and Argentina, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require remeasurement to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar. Effective April 1, 2022, the Company changed the functional currency of its Turkish entities to the U.S. dollar which is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company measures its performance using key financial metrics including net earnings, gross margins, segment operating profit, adjusted segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, manufacturing expenses, selling, general, and administrative expenses, return on invested capital, and economic value added. Some of these metrics are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see “Non-GAAP Financial Measures” on page 38. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitics. Due to these unpredictable factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operations in Ukraine and Russia

ADM employs approximately 650 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. Most of the facilities have been temporarily idled since February 24, 2022. The Company’s footprint in Russia is limited and operations have been recently scaled down to those related to the production and transport of essential food commodities and ingredients.

On February 24, 2022, Russian troops invaded Ukraine. While the Company’s Ukraine and Russian operations have historically represented less than 0.1% of consolidated revenues, the direct and indirect impacts of the ongoing military action could negatively affect ADM’s future operating results. The conflict in Ukraine has created disruptions in global supply chains and is expected to create dislocations of key agricultural commodities. The indirect impact of these dislocations on the Company’s operating results will be a function of a number of variables including supply and demand responses from the rest of the world as well as the length of the conflict and the condition of the agricultural industry and export infrastructure after the conflict ends. For more information, refer to Part II, Item 1A, “Risk Factors”.

As of March 31, 2022, ADM’s assets in Ukraine consisted primarily of current assets that were less than 1% of the Company’s total current assets. Of the total current assets in Ukraine, 79% were inventories that represented less than 2% of ADM’s total inventories.

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2022

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, tight global stocks driven by a short crop in South America and good global demand drove commodity prices higher. The conflict in Ukraine resulted in even tighter global stocks of commodities and created high volatility which had a positive impact on South American origination prices. Global Trade results were driven by tight supply, strong destination marketing volumes and margins, and firm ocean freight rates. North American origination was negatively impacted by weather-related supply disruption. Crushing margins benefited from strong protein and renewable diesel demand and tight oilseeds stocks. Refined oil margins were driven by strong oil demand with volatile energy markets driving premiums up. In Carbohydrate Solutions, demand in starches and sweeteners was strong with margins remaining fairly steady on higher input costs. Domestic ethanol demand improved significantly from the prior year, but remained below pre-pandemic levels. Industry production of ethanol returned to pre-pandemic levels, with ethanol margins under pressure due to persistently high industry stocks. Corn milling margins benefited from strong co-product results, as prices for oil and feed products rose in line with higher underlying corn prices. Corn costs were volatile and higher, in part due to a relatively low projected corn stocks-to-use ratio and uncertainty caused by the conflict in Ukraine and other inflationary pressures. Nutrition benefited from overall strong demand in various product categories. In Human Nutrition, demand for flavors, flavor systems, specialty proteins, bioactives, and fibers was strong, but increased energy and raw material costs adversely impacted results. In Animal Nutrition, amino acids pricing and margins improved due to a tighter global supply environment. Growing demand in complete food for petfood was partially offset by weak demand in other product lines with some customers cutting products out of formulation due to increased ingredient, freight, and energy costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net earnings attributable to controlling interests increased $0.4 billion from $0.7 billion to $1.1 billion. Segment operating profit increased $0.4 billion from $1.1 billion to $1.5 billion and included a net charge of $17 million consisting of asset impairment, restructuring, and settlement charges of $18 million and a gain on sale of assets of $1 million. Included in segment operating profit in the prior year quarter was $94 million of asset impairment, restructuring, and legal settlement charges. Adjusted segment operating profit (a non-GAAP measure) increased $0.4 billion to $1.6 billion due primarily to higher results in all businesses except in Vantage Corn Processors. Corporate results in the current quarter were a net charge of $268 million and included a mark-to-market loss of $15 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in the prior year quarter were a net charge of $281 million and included a mark-to-market loss of $20 million on the conversion option of the exchangeable bonds issued in August 2020 and a restructuring charge of $5 million.

Income tax expense increased $76 million to $207 million. The effective tax rate for the quarter ended March 31, 2022 was 16.3% compared to 15.9% for the quarter ended March 31, 2021. The change in the rate was due primarily to changes in the geographic mix of earnings.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	March 31,
(In thousands)	2022	2021	Change
Oilseeds	8,491	8,960	(469)
Corn	4,812	3,650	1,162
Total	13,303	12,610	693

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in oilseeds processed volumes was primarily related to decreased crush rates resulting from the decline in global demand for canola oil and the indefinite shutdown of a Ukraine facility since February 2022. The overall increase in corn was primarily related to two dry mill facilities that were idled since April 2020 and restarted in April 2021, partially offset by the sale of the Peoria, IL facility in November 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$11,847	$10,146	$1,701
Crushing	3,222	2,742	480
Refined Products and Other	3,184	2,119	1,065
Total Ag Services and Oilseeds	18,253	15,007	3,246

Carbohydrate Solutions
Starches and Sweeteners	2,498	1,745	753
Vantage Corn Processors	868	478	390
Total Carbohydrate Solutions	3,366	2,223	1,143

Nutrition
Human Nutrition	958	754	204
Animal Nutrition	966	809	157
Total Nutrition	1,924	1,563	361

Other Business	107	100	7
Total	$23,650	$18,893	$4,757

Revenues and cost of products sold in agricultural merchandising and processing business are significantly correlated to the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins because both revenues and cost of products sold, particularly in Ag Services and Oilseeds, generally have a relatively equal impact from market price changes which generally result in an insignificant impact to gross profit.

Revenues increased $4.8 billion to $23.7 billion due to higher sales prices ($4.6 billion) and higher sales volumes ($0.2 billion). Higher sales prices of oils, corn, soybeans, animal feeds, wheat, biodiesel, farming materials, alcohol, and flour, and higher volumes of alcohol and milled rice, were partially offset by lower sales volumes of oils and wheat. Ag Services and Oilseeds revenues increased 22% to $18.3 billion due to higher sales prices ($3.6 billion) partially offset by lower sales volumes ($0.3 billion). Carbohydrate Solutions revenues increased 51% to $3.4 billion due to higher sales prices ($0.7 billion) and higher sales volumes ($0.4 billion) despite the loss of USD-grade industrial alcohol volumes from the divested Peoria, IL facility. Nutrition revenues increased 23% to $1.9 billion due to higher sales prices ($0.3 billion) and higher sales volumes ($0.1 billion).

Cost of products sold increased $4.4 billion to $21.8 billion due principally to higher average commodity costs. Manufacturing expenses increased $0.3 billion to $1.7 billion due principally to higher energy costs, maintenance, and operating supplies.

Foreign currency translation decreased revenues and cost of products sold by $0.5 billion and $0.4 billion, respectively.

Gross profit increased $349 million or 23%, to $1.9 billion due principally to higher results in Ag Services and Oilseeds ($182 million), Starches and Sweeteners ($106 million), Nutrition ($82 million), and Other ($13 million), partially offset by lower results in Vantage Corn Processors ($33 million). These factors are explained in the segment operating profit discussion on page 37.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Selling, general, and administrative expenses increased $80 million to $829 million due primarily to higher IT expenses and insurance costs, increased provisions for bad debt, and amortization of intangibles from new acquisitions.
Asset impairment, exit, and restructuring costs decreased $58 million to $1 million. Charges in the current quarter were not material. Charges in the prior year quarter consisted of $31 million of impairments related to certain long-lived assets and $23 million of restructuring charges, presented as specified items within segment operating profit, and $5 million of restructuring charges in Corporate.

Equity in earnings of unconsolidated affiliates increased $79 million to $204 million due primarily to higher earnings from the Company’s investments in Wilmar, Almidones Mexicanos S.A., SoyVen, and Stratas Foods LLC.

Investment income increased $46 million to $59 million due primarily to revaluation gains of $34 million and interest income of $11 million related to a tax item in the current quarter.

Interest expense increased $5 million to $92 million due to higher debt balances and interest related to a tax item. Interest expense in the current quarter also included a $15 million mark-to-market loss adjustment related to the conversion option of the exchangeable bonds issued in August 2020, compared to a $20 million mark-to-market loss adjustment in the prior year quarter.

Other income-net of $33 million was comparable to the prior period. Income in the current quarter included the non-service components of net pension benefit income, foreign exchange gains, and other income. Income in the prior year quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, foreign exchange gains, and other income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
Segment Operating Profit (Loss)	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$258	$209	$49
Crushing	428	382	46
Refined Products and Other	198	101	97
Wilmar	124	85	39
Total Ag Services and Oilseeds	1,008	777	231

Carbohydrate Solutions
Starches and Sweeteners	316	222	94
Vantage Corn Processors	1	37	(36)
Total Carbohydrate Solutions	317	259	58

Nutrition
Human Nutrition	141	128	13
Animal Nutrition	48	26	22
Total Nutrition	189	154	35

Other Business	42	9	33

Specified Items:
Gains on sales of assets and businesses	1	—	1
Asset impairment, restructuring, and settlement charges	(18)	(94)	76
Total Specified Items	(17)	(94)	77

Total Segment Operating Profit	$1,539	$1,105	$434

Adjusted Segment Operating Profit(1)	$1,556	$1,199	$357

Segment Operating Profit	$1,539	$1,105	$434
Corporate	(268)	(281)	13
Earnings Before Income Taxes	$1,271	$824	$447

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 30%. Ag Services and Oilseeds delivered substantially higher year-over-year results, effectively managing risk and executing well in a dynamic environment of robust global demand and tight supply, driven primarily by the short South American crop. Ag Services results were significantly higher versus the first quarter of 2021. Global trade results were higher, driven by strong performances in destination marketing and global ocean freight. North American origination margins and volumes were lower year-over-year, including negative timing effects. Crushing was higher year over year in a strong global margin environment driven by robust protein and vegetable oil demand. Improving margins in the quarter resulted in negative timing effects versus positive timing effects in the prior-year quarter. Refined Products and Other results were much higher than the prior-year quarter, driven by healthy refining premiums and good refined oils demand in North America, as well as strong biodiesel margins in Europe, Middle East, and Africa (EMEA) biodiesel as well as healthy refining premiums and good demand in North American refined oils. Equity earnings from Wilmar were significantly higher versus the first quarter of 2021.

Carbohydrate Solutions operating profit increased 22%. Carbohydrate Solutions delivered results that were substantially higher year-over-year. Starches and Sweeteners, including ethanol production from the wet mills, delivered much higher results versus the prior-year quarter, driven by higher corn co-product revenues and improved citric acid profits in North America; higher volumes and margins in EMEA; and higher volumes and margins in wheat milling. Sales volumes for starches and sweeteners continued their recovery. The biosolutions platform continued to deliver revenue growth as demand for plant-based products expands into more diverse applications. Vantage Corn Processors delivered solid execution margins but position losses on ethanol inventory as prices fell early in the quarter drove lower results versus the prior-year quarter, which benefited from demand for USP-grade industrial alcohol from the Peoria facility that was divested in November 2021.

Nutrition operating profit increased 23%. Nutrition delivered strong revenue growth of 23% and maintained healthy margins, driving substantially higher results. Human Nutrition delivered higher year-over-year results. Flavors continued to deliver solid revenue growth, offset by some higher costs. Strong sales growth in alternative proteins, including contribution from the Sojaprotein acquisition, and positive currency timing impacts in South America, offset some higher operating costs to help deliver better year-over-year results in Specialty Ingredients. Health and Wellness was also higher year-over-year, powered by probiotics, including contribution from the November 2021 Deerland Probiotics and Enzymes acquisition, and robust demand for fiber. Animal Nutrition profits were nearly double the prior-year quarter, due primarily to strength in amino acids, which was driven by a combination of product mix changes, improved North American demand and global supply chain disruptions.

Other Business operating profit increased $33 million, driven primarily by better performance in captive insurance, including reduced claim settlements versus the prior-year quarter.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2022	2021	Change
	(In millions)
Interest expense-net	$(76)	$(64)	$(12)
Unallocated corporate costs	(209)	(202)	(7)
Loss on sale of assets	(3)	—	(3)
Expenses related to acquisitions	(2)	—	(2)
Loss on debt conversion option	(15)	(20)	5
Restructuring adjustment (charges)	1	(5)	6
Other income	36	10	26
Total Corporate	$(268)	$(281)	$13

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $268 million in the current quarter compared to a net charge of $281 million in the prior year quarter. Interest expense-net increased $12 million due to higher debt balances and interest related to a tax item. Unallocated corporate costs increased $7 million due primarily to higher IT operating and project-related costs and higher costs in the Company’s centers of excellence, partially offset by lower incentive compensation accruals. Loss on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current quarter included the non-service components of net pension benefit income of $6 million and an investment revaluation gain of $34 million, partially offset by foreign exchange losses. Other income in the prior year quarter included the non-service components of net pension benefit income of $6 million and foreign exchange gains.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022		2021
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	568		564

Net earnings and reported EPS (fully diluted)	$1,054	$1.86	$689	$1.22
Adjustments:
Losses on sales of assets and businesses - net of tax of $0 million in 2022(1)	2	—	—	—
Loss on debt conversion option - net of tax of $0 (1)	15	0.03	20	0.04
Asset impairment, restructuring, and settlement charges - net of tax of $3 million in 2022 and $25 million in 2021 (1)	14	0.02	74	0.13
Expenses related to acquisitions - net of tax of $1 million in 2022 (1)	1	—	—	—
Certain discrete tax adjustments	(4)	(0.01)	—	—
Total adjustments	28	0.04	94	0.17
Adjusted net earnings and adjusted EPS	$1,082	$1.90	$783	$1.39

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended March 31, 2022 and 2021.

	Three months ended
	March 31,
(In millions)	2022	2021	Change
Earnings before income taxes	$1,271	$824	$447
Interest expense	92	87	5
Depreciation and amortization	257	249	8
Losses on sales of assets and businesses	2	—	2
Expenses related to acquisition	2	—	2
Asset impairment, restructuring, and settlement charges	17	99	(82)
Adjusted EBITDA	$1,641	$1,259	$382

	Three months ended
	March 31,
(In millions)	2022	2021	Change
Ag Services and Oilseeds	$1,096	$871	$225
Carbohydrate Solutions	396	342	54
Nutrition	254	209	45
Other Business	44	11	33
Corporate	(149)	(174)	25
Adjusted EBITDA	$1,641	$1,259	$382

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

Cash used in operating activities was $1.2 billion for the three months ended March 31, 2022 compared to cash provided of $0.3 billion for the same period last year. Working capital changes decreased cash by $2.8 billion for the three months ended March 31, 2022 compared to a decrease of $0.9 billion for the same period last year. Trade receivables increased $0.9 billion due to higher revenues. Inventories increased approximately $2.9 billion due to higher inventory prices partially offset by lower inventory volumes. Other current assets increased $2.1 billion primarily due to increases in contracts and futures gains and margin deposits and grain accounts. Brokerage payables increased approximately $2.5 billion due to increased customer trading activity in the Company’s futures commission and brokerage business. Accrued expenses and other payables increased $1.4 billion primarily due to increases in contracts and futures losses.

Cash used in investing activities was $0.3 billion for the three months ended March 31, 2022 compared to $0.2 billion for the same period last year. Capital expenditures for the three months ended March 31, 2022 of $0.2 billion were comparable to the same period last year. Other-net for the three months ended March 31, 2022 of $0.1 billion consisted of new and additional cost method equity investments.

Cash provided by financing activities was $3.3 billion for the three months ended March 31, 2022 compared to $1.1 billion for the same period last year. Long-term debt borrowings for the three months ended March 31, 2022 of $0.8 billion consisted of the $750 million aggregate principal amount of 2.900% notes due 2032, compared to long-term debt borrowings for the same period last year of $0.6 billion which consisted of the €0.5 billion aggregate principal amount of fixed-to-floating rate senior notes due 2022 issued in a private placement on March 25, 2021. The Company expects to apply an amount equal to the proceeds from the borrowings in the current period to finance or refinance eligible green projects and/or eligible social projects. Proceeds from the borrowings in the prior period were used for general corporate purposes. Net borrowings from short-term credit agreements for the three months ended March 31, 2022 were $2.8 billion compared to $0.7 billion for the same period last year. Proceeds from short-term borrowings were used to fund working capital needs. Dividends of $0.2 billion for the three months ended March 31, 2022 were comparable to the same period last year.

At March 31, 2022, the Company had $1.1 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1. Included in working capital was $12.0 billion of readily marketable commodity inventories. At March 31, 2022, the Company’s capital resources included shareholders’ equity of $23.8 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $14.3 billion, of which $8.2 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 27% and 26% at March 31, 2022 and December 31, 2021, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 34% and 28% at March 31, 2022 and December 31, 2021, respectively. Of the Company’s total lines of credit, $6.5 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.7 billion commercial paper outstanding at March 31, 2022.

As of March 31, 2022, the Company had $1.1 billion of cash and cash equivalents, $0.4 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $6.5 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.3 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of March 31, 2022, the Company had $24 million unused capacity of its facility under the Programs.

As of March 31, 2022, the Company has total available liquidity of $9.3 billion comprised of cash and cash equivalents and unused lines of credit.

For the three months ended March 31, 2022, the Company spent approximately $0.2 billion in capital expenditures and $0.2 billion in dividends. The Company has a stock repurchase program. Under the program, the Company has 104.5 million shares remaining as of March 31, 2022 that may be repurchased until December 31, 2024.

In 2022, the Company expects total capital expenditures of $1.3 billion and additional cash outlays of approximately $0.9 billion in dividends and up to $150 million in share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2022 and December 31, 2021 were $22.9 billion and $18.6 billion, respectively.  The increase is primarily related to obligations to purchase agricultural commodity inventories at higher prices. As of March 31, 2022, the Company expects to make payments related to purchase obligations of $21.8 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2022.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2022.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2022 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Three months ended		Year ended
	March 31, 2022		December 31, 2021
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$986	$99	$1,426	$143
Lowest position	238	24	(98)	(10)
Average position	485	49	671	67

The change in fair value of the average position was due to the decrease in average quantities, partially offset by the increase in prices of the underlying commodities.

ITEM 4.    CONTROLS AND PROCEDURES

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During 2018, the Company launched Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. As part of this transformation, the Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. The first phase of the ERP system implementation occurred in October 2021 to a limited pilot scope of legal entities. The Company continues to consider these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP system in these circumstances has not materially affected its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 9 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

ITEM 1.    LEGAL PROCEEDINGS (Continued)

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class suffered “hundreds of millions of dollars in damages” as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. UWGP filed an amended complaint on October 19, 2021, which ADM moved to dismiss on December 9, 2021. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. On March 18, 2022, the Nebraska federal district court granted ADM’s motion to transfer the GP case back to the Central District of Illinois for further proceedings. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.    RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended March 31, 2022.

The Company faces risks related to international conflicts, terrorism or other geopolitical events, such as the conflict in Ukraine, and related sanctions and other economic disruptions.

ADM’s assets and operations located in the region affected by the conflict in Ukraine are at an increased risk to property damage, inventory loss, business disruption, and expropriation. The conflict could continue to impact global margins due to increased commodity, energy, and input costs. The Black Sea region is a major exporter of wheat and corn to the world, and the disruption of supply could cause volatility in prices and margins of these commodities and related products. Ukraine is also the largest supplier of sun seed and sun oil in the world which cannot be completely replaced from other origins. If current inventories are depleted prior to the restoration of operations, Europe will have to reformulate to alternative oils. In addition to ADM’s operations, one of the Company’s joint ventures is also exposed to the same risks. While the Company has a robust sanction program, there is a risk that ADM could trade with a sanctioned partner due to the number and fast-changing nature of sanctions being taken against Russia. The Company may also face increased cyber risk given that Russia is known to have extensive capabilities to engage in cyber attacks. Trade receivables may be at risk of higher defaults and other third-party risks could affect ADM’s ability to obtain inputs if suppliers are unable to perform or face insolvency, as certain supplies may not be attainable due to sanctions and/or restrictions on cross-border payment transactions. The Company could be materially impacted if, in the worst-case scenario, the conflict advances to other countries. In such circumstances, trade policies and the Company’s critical global supply chain and logistical networks could be affected, impairing the Company’s ability to satisfy contractual obligations and impacting working capital requirements. Insurance may not adequately cover these risks. In addition, provisions for certain products that ADM produces, particularly those that support the food services channels, could be materially impacted. The Company continues to monitor the conflict in Ukraine and evaluate alternatives to mitigate the impacts of these risks.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
January 1, 2022 to
January 31, 2022	559	$69.743	—	104,505,703

February 1, 2022 to
February 28, 2022	1,022,806	76.470	—	104,505,703

March 1, 2022 to
March 31, 2022	28,736	82.738	—	104,505,703
Total	1,052,101	$76.638	—	104,505,703

(1)Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2022, there were 1,052,101 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 6.    EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

(3)(ii)	Bylaws, as amended through May 1, 2019 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on May 7, 2019).

(4.1)	Form of 2.900% Notes due 2032 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 28, 2022).

(10.1)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Plan.

(10.2)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Plan.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Inline XBRL file set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ V. Luthar
V. Luthar
Senior Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: April 26, 2022