Form 10-Q
period 2022-06-30
Archer-Daniels-Midland Co
filed 2022-07-26
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Common Stock, no par value – 560,561,569 shares
(July 25, 2022)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 that is subject to risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  Risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as may be updated in our subsequent Quarterly Reports on Form 10-Q. To the extent permitted under applicable law, Archer-Daniels-Midland Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)

Revenues	$27,284	$22,926	$50,934	$41,819
Cost of products sold	25,184	21,463	46,937	38,808
Gross Profit	2,100	1,463	3,997	3,011

Selling, general, and administrative expenses	814	739	1,643	1,488
Asset impairment, exit, and restructuring costs	1	23	2	82
Equity in earnings of unconsolidated affiliates	(192)	(163)	(396)	(288)
Investment income	(32)	(50)	(91)	(63)
Interest expense	73	40	165	127
Other (income) expense – net	(83)	49	(116)	16
Earnings Before Income Taxes	1,519	825	2,790	1,649

Income tax expense	279	113	486	244
Net Earnings Including Noncontrolling Interests	1,240	712	2,304	1,405

Less: Net earnings attributable to noncontrolling interests	4	—	14	4

Net Earnings Attributable to Controlling Interests	$1,236	$712	$2,290	$1,401

Average number of shares outstanding – basic	566	564	566	563

Average number of shares outstanding – diluted	568	566	568	565

Basic earnings per common share	$2.18	$1.26	$4.05	$2.49

Diluted earnings per common share	$2.18	$1.26	$4.03	$2.48

Dividends per common share	$0.40	$0.37	$0.80	$0.74

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)

Net earnings including noncontrolling interests	$1,240	$712	$2,304	$1,405
Other comprehensive income (loss):
Foreign currency translation adjustment	(7)	35	142	329
Tax effect	(84)	8	(115)	(48)
Net of tax amount	(91)	43	27	281

Pension and other postretirement benefit liabilities adjustment	—	71	37	89
Tax effect	(4)	(22)	(11)	(27)
Net of tax amount	(4)	49	26	62

Deferred gain (loss) on hedging activities	(80)	82	202	183
Tax effect	2	(15)	(45)	(40)
Net of tax amount	(78)	67	157	143

Unrealized gain (loss) on investments	(8)	(1)	(13)	(2)
Tax effect	1	(1)	1	(1)
Net of tax amount	(7)	(2)	(12)	(3)
Other comprehensive income (loss)	(180)	157	198	483
Comprehensive income (loss) including noncontrolling interests	1,060	869	2,502	1,888

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	5	4

Comprehensive income (loss) attributable to controlling interests	$1,060	$869	$2,497	$1,884

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$906	$943
Segregated cash and investments	9,974	8,016
Trade receivables	5,336	3,311
Inventories	14,485	14,481
Other current assets	6,946	5,158
Total Current Assets	37,647	31,909

Investments and Other Assets
Investments in and advances to affiliates	5,464	5,285
Goodwill and other intangible assets	6,547	6,747
Right of use assets	1,002	1,023
Other assets	1,488	1,369
Total Investments and Other Assets	14,501	14,424

Property, Plant, and Equipment
Land and land improvements	510	554
Buildings	5,596	5,597
Machinery and equipment	18,994	19,112
Construction in progress	1,175	960
	26,275	26,223
Accumulated depreciation	(16,595)	(16,420)
Net Property, Plant, and Equipment	9,680	9,803
Total Assets	$61,828	$56,136

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,352	$958
Trade payables	5,601	6,388
Payables to brokerage customers	11,307	8,965
Accrued expenses and other payables	5,014	4,790
Current lease liabilities	282	277
Current maturities of long-term debt	1,104	570
Total Current Liabilities	25,660	21,948

Long-Term Liabilities
Long-term debt	8,062	8,011
Deferred income taxes	1,579	1,412
Non-current lease liabilities	738	765
Other	1,102	1,233
Total Long-Term Liabilities	11,481	11,421

Temporary Equity - Redeemable noncontrolling interest	261	259

Shareholders’ Equity
Common stock	3,066	2,994
Reinvested earnings	23,292	21,655
Accumulated other comprehensive income (loss)	(1,965)	(2,172)
Noncontrolling interests	33	31
Total Shareholders’ Equity	24,426	22,508
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$61,828	$56,136

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Six Months Ended June 30,
	2022	2021
Operating Activities
Net earnings including noncontrolling interests	$2,304	$1,405
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	514	492
Asset impairment charges	4	54
Deferred income taxes	(15)	(37)
Equity in earnings of affiliates, net of dividends	(162)	(23)
Stock compensation expense	97	114
Deferred cash flow hedges	206	183
Gains on sales of assets and businesses/investment revaluation	(42)	(79)
Other – net	312	93
Changes in operating assets and liabilities
Segregated investments	(1,753)	610
Trade receivables	(2,155)	(710)
Inventories	(349)	223
Other current assets	(1,593)	780
Trade payables	(710)	(1,023)
Payables to brokerage customers	2,520	1,349
Accrued expenses and other payables	147	(424)
Total Operating Activities	(675)	3,007

Investing Activities
Purchases of property, plant, and equipment	(500)	(427)
Proceeds from sales of assets and businesses	12	58
Net assets of businesses acquired	—	(5)
Investments in and advances to affiliates	(58)	(8)
Distributions from affiliates	—	5
Other – net	(101)	(17)
Total Investing Activities	(647)	(394)

Financing Activities
Long-term debt borrowings	751	595
Long-term debt payments	—	(2)
Net borrowings (payments) under short-term credit agreements	1,414	(752)
Share repurchases	(200)	—
Cash dividends	(453)	(417)
Other – net	(21)	—
Total Financing Activities	1,491	(576)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	169	2,037
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	7,454	4,646
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$7,623	$6,683

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$906	$869
Restricted cash and restricted cash equivalents included in segregated cash and investments	6,717	5,814
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,623	$6,683

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, March 31, 2022	563	$3,028	$22,483	$(1,789)	$33	$23,755
Comprehensive income
Net earnings			1,236		4
Other comprehensive income (loss)				(176)	(4)
Total comprehensive income						1,060
Cash dividends paid - $0.40 per share			(227)			(227)
Share repurchases	(2)		(200)			(200)
Stock compensation expense	—	28				28
Stock option exercises net of taxes	—	10				10
Balance, June 30, 2022	561	$3,066	$23,292	$(1,965)	$33	$24,426

Balance, December 31, 2021	560	$2,994	$21,655	$(2,172)	$31	$22,508
Comprehensive income
Net earnings			2,290		14
Other comprehensive income (loss)				207	(9)
Total comprehensive income						2,502
Cash dividends paid - $0.80 per share			(453)			(453)
Share repurchases	(2)		(200)			(200)
Stock compensation expense	3	97				97
Stock option exercises net of taxes	—	(26)				(26)
Other	—	1	—	—	(3)	(2)
Balance, June 30, 2022	561	$3,066	$23,292	$(1,965)	$33	$24,426

Balance, March 31, 2021	559	$2,858	$20,261	$(2,278)	$20	$20,861
Comprehensive income
Net earnings			712		—
Other comprehensive income (loss)				157	—
Total comprehensive income						869
Cash dividends paid - $0.37 per share			(209)			(209)
Stock compensation expense	—	38				38
Stock option exercises net of taxes	—	36				36
Other	—	9	(2)	—	1	8
Balance, June 30, 2021	559	$2,941	$20,762	$(2,121)	$21	$21,603

Balance, December 31, 2020	556	$2,824	$19,780	$(2,604)	$22	$20,022
Comprehensive income
Net earnings			1,401		4
Other comprehensive income (loss)				483	—
Total comprehensive income						1,888
Cash dividends paid - $0.74 per share			(417)			(417)
Stock compensation expense	3	114				114
Stock option exercises net of taxes	—	(1)				(1)
Other	—	4	(2)	—	(5)	(3)
Balance, June 30, 2021	559	$2,941	$20,762	$(2,121)	$21	$21,603

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 for Archer-Daniels-Midland Company (the Company or ADM).

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

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts included allowances for estimated uncollectible accounts totaling $144 million and $122 million at June 30, 2022 and December 31, 2021, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

The Company recorded bad debt expense in selling, general, and administrative expenses of $22 million and $44 million in the three and six months ended June 30, 2022, respectively, and $4 million and $8 million in the three and six months ended June 30, 2021, respectively.

Cost Method Investments

Cost method investments of $466 million and $297 million as of June 30, 2022 and December 31, 2021, respectively, were included in Other Assets in the Company’s consolidated balance sheets. Revaluation gains of $3 million and $37 million in the three and six months ended June 30, 2022, respectively, and $40 million in the three and six months ended June 30, 2021, in connection with observable third-party transactions, were recorded in investment income in the Company's consolidated statements of earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Operations in Ukraine and Russia

ADM employs approximately 650 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. Most of the facilities have been temporarily idled since February 24, 2022. The Company’s footprint in Russia is limited and operations have been scaled down to those related to the production and transport of essential food commodities and ingredients.

As a result of the recent events in Ukraine, the Company reviewed the valuation of its assets and recorded immaterial charges in the three and six months ended June 30, 2022 related to receivables and inventories. As of June 30, 2022, ADM concluded that 1) receivables, net of allowances, are deemed collectible; and 2) market inventories presented as level 3 in the fair value measurements table in Note 4 are valued appropriately at the February 24, 2022 market price due to the temporary lack of market activity. The temporarily idled property, plant, and equipment, which was immaterial, was not considered impaired. As the conflict in Ukraine evolves, the Company will continue to review the valuation of these assets and make any required adjustments, which are not expected to be material to the Company’s consolidated financial statements.

Note 2.    Pending Accounting Standards

Through December 31, 2022, the Company has the option to adopt the amended guidance of Accounting Standards Codification (ASC) Topic 848, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  The Company plans to adopt the expedients and exceptions provided by the amended guidance before the December 31, 2022 expiry date and does not expect the adoption of the amended guidance to have an impact on its consolidated financial statements.

Effective January 1, 2023, the Company will be required to adopt the amended guidance of ASC Topic 805, Business Combinations, which improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amended guidance requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, (Topic 606). Early adoption is permitted. The Company does not expect the adoption of this amended guidance to have a significant impact on its consolidated financial statements.

Note 3.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $209 million and $384 million for the three and six months ended June 30, 2022, respectively, and $151 million and $255 million for the three and six months ended June 30, 2021, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).

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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $340 million and $581 million as of June 30, 2022 and December 31, 2021, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues were $335 million and $581 million for the three and six months ended June 30, 2022, respectively, and $287 million and $569 million for the three and six months ended June 30, 2021, respectively.

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,013	$209	$1,222	$13,111	$14,333
Crushing	128	—	128	3,234	3,362
Refined Products and Other	744	—	744	2,990	3,734
Total Ag Services and Oilseeds	1,885	209	2,094	19,335	21,429
Carbohydrate Solutions
Starches and Sweeteners	1,889	—	1,889	630	2,519
Vantage Corn Processors	1,232	—	1,232	—	1,232
Total Carbohydrate Solutions	3,121	—	3,121	630	3,751
Nutrition
Human Nutrition	1,020	—	1,020	—	1,020
Animal Nutrition	983	—	983	—	983
Total Nutrition	2,003	—	2,003	—	2,003

Other Business	101	—	101	—	101
Total Revenues	$7,110	$209	$7,319	$19,965	$27,284

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

	Six Months Ended June 30, 2022
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,983	$384	$2,367	$23,813	$26,180
Crushing	253	—	253	6,331	6,584
Refined Products and Other	1,376	—	1,376	5,542	6,918
Total Ag Services and Oilseeds	3,612	384	3,996	35,686	39,682
Carbohydrate Solutions
Starches and Sweeteners	3,819	—	3,819	1,198	5,017
Vantage Corn Processors	2,100	—	2,100	—	2,100
Total Carbohydrate Solutions	5,919	—	5,919	1,198	7,117
Nutrition
Human Nutrition	1,978	—	1,978	—	1,978
Animal Nutrition	1,949	—	1,949	—	1,949
Total Nutrition	3,927	—	3,927	—	3,927

Other Business	208	—	208	—	208
Total Revenues	$13,666	$384	$14,050	$36,884	$50,934

	Three Months Ended June 30, 2021
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$802	$151	$953	$11,862	$12,815
Crushing	92	—	92	2,735	2,827
Refined Products and Other	659	—	659	1,970	2,629
Total Ag Services and Oilseeds	1,553	151	1,704	16,567	18,271
Carbohydrate Solutions
Starches and Sweeteners	1,449	—	1,449	397	1,846
Vantage Corn Processors	974	—	974	—	974
Total Carbohydrate Solutions	2,423	—	2,423	397	2,820
Nutrition
Human Nutrition	848	—	848	—	848
Animal Nutrition	885	—	885	—	885
Total Nutrition	1,733	—	1,733	—	1,733

Other Business	102	—	102	—	102
Total Revenues	$5,811	$151	$5,962	$16,964	$22,926

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

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from the sale of commodities, from service fees for the transportation of goods, from the sale of products manufactured in its global processing facilities, and from its structured trade finance activities. Revenue is measured based on the consideration specified in the contract and excludes any sales incentives and amounts collected on behalf of third parties. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts, the Company recognizes revenue over time as the barge, ocean-going vessel, truck, rail, or container freight moves towards its destination in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price, which may include freight or other contractually specified cost components. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

Carbohydrate Solutions

The Carbohydrate Solutions segment generates revenue from the sale of products manufactured at the Company’s global corn and wheat milling facilities around the world. Revenue is recognized when control over products is transferred to the customer. Products are shipped to customers from the Company’s various facilities and from its network of storage terminals. The amount of revenue recognized is based on the consideration specified in the contract, which could include freight and other costs depending on the specific shipping terms of each contract. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

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

Other Business

Other Business includes the Company’s futures commission business whose primary sources of revenue are commissions and brokerage income generated from executing orders and clearing futures contracts and options on futures contracts on behalf of its customers. Commissions and brokerage revenue are recognized on the date the transaction is executed. Other Business also includes the Company’s captive insurance business, which generates third party revenue through its proportionate share of premiums from third-party reinsurance pools. Reinsurance premiums are recognized on a straight-line basis over the period underlying the policy.

Note 4.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	Fair Value Measurements at June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$5,686	$3,245	$8,931
Unrealized derivative gains:
Commodity contracts	—	1,013	880	1,893
Foreign currency contracts	—	532	—	532
Interest rate contracts	—	95	—	95
Cash equivalents	399	—	—	399
Segregated investments	1,507	—	—	1,507
Total Assets	$1,906	$7,326	$4,125	$13,357

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$942	$960	$1,902
Foreign currency contracts	—	223	—	223
Debt conversion option	—	—	11	11
Inventory-related payables	—	975	55	1,030
Total Liabilities	$—	$2,140	$1,026	$3,166

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2022.

	Level 3 Fair Value Asset Measurements at
	June 30, 2022
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)
Balance, March 31, 2022	$3,959	$828	$4,787
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(216)	319	103
Purchases	11,678	—	11,678
Sales	(11,993)	—	(11,993)
Settlements	—	(495)	(495)
Transfers into Level 3	222	293	515
Transfers out of Level 3	(405)	(65)	(470)
Ending balance, June 30, 2022	$3,245	$880	$4,125

* Includes increase in unrealized gains of $253 million relating to Level 3 assets still held at June 30, 2022.
** Inventories carried at market includes Ukraine inventory as discussed in Note 1.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2022.

	Level 3 Fair Value Liability Measurements at
	June 30, 2022
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, March 31, 2022	$53	$1,856	$30	$1,939
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(2)	293	(19)	272
Purchases	7	—	—	7
Sales	(3)	—	—	(3)
Settlements	—	(1,251)	—	(1,251)
Transfers into Level 3	—	161	—	161
Transfers out of Level 3	—	(99)	—	(99)
Ending balance, June 30, 2022	$55	$960	$11	$1,026

* Includes increase in unrealized losses of $294 million relating to Level 3 liabilities still held at June 30, 2022.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2022.

	Level 3 Fair Value Asset Measurements at
	June 30, 2022
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2021	$3,004	$460	$3,464
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	431	952	1,383
Purchases	21,230	—	21,230
Sales	(21,308)	—	(21,308)
Settlements	—	(771)	(771)
Transfers into Level 3**	549	316	865
Transfers out of Level 3	(661)	(77)	(738)
Ending balance, June 30, 2022	$3,245	$880	$4,125

* Includes increase in unrealized gains of $1.7 billion relating to Level 3 assets still held at June 30, 2022.
** Inventories carried at market includes Ukraine inventory as discussed in Note 1.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2022.

	Level 3 Fair Value Liability Measurements at
	June 30, 2022
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2021	$106	$815	$15	$936
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(4)	1,669	(4)	1,661
Purchase	9	—	—	9
Sales	(56)	—	—	(56)
Settlements	—	(1,729)	—	(1,729)
Transfers into Level 3	—	322	—	322
Transfers out of Level 3	—	(117)	—	(117)
Ending balance, June 30, 2022	$55	$960	$11	$1,026

* Includes increase in unrealized losses of $1.7 billion relating to Level 3 liabilities still held at June 30, 2022.

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

	Level 3 Fair Value Liability Measurements at
	June 30, 2021
	Inventory- related Payables	Commodity Derivative Contracts Losses	Foreign Currency Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2020	$11	$918	$—	$34	$963
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	—	1,062	—	(10)	1,052
Purchases	29	—	—	—	29
Sales	(2)	—	—	—	(2)
Settlements	—	(1,013)	—	—	(1,013)
Transfers into Level 3	—	224	11	—	235
Transfers out of Level 3	—	(154)	(11)	—	(165)
Ending balance, June 30, 2021	$38	$1,037	$—	$24	$1,099

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2022 and December 31, 2021. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of June 30, 2022 is a weighted average 37.3% of the total price for assets and 20.1% of the total price for liabilities.

	Weighted Average % of Total Price
	June 30, 2022		December 31, 2021
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	37.3%	20.1%	28.7%	13.1%
Transportation cost	12.1%	—%	13.0%	—%

Commodity Derivative Contracts
Basis	24.6%	29.3%	30.0%	27.1%
Transportation cost	6.3%	7.6%	8.1%	0.7%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$368	$223	$217	$116
Interest Rate Contracts	3	—	—	—
Commodity Contracts	1,781	1,902	1,276	1,759
Debt Conversion Option	—	11	—	15
Total	$2,152	$2,136	$1,493	$1,890

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2022 and 2021.

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended June 30, 2022
Consolidated Statement of Earnings	$27,284	$25,184	$(83)	$73

Pre-tax gains (losses) on:
Foreign Currency Contracts	$13	$(95)	$240	$—
Commodity Contracts	—	1,062	—	—
Debt Conversion Option	—	—	—	19
Total gain (loss) recognized in earnings	$13	$967	$240	$19	$1,239

Three Months Ended June 30, 2021
Consolidated Statement of Earnings	$22,926	$21,463	$49	$40

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(43)	$214	$(45)	$—
Commodity Contracts	—	(673)	—	—
Debt Conversion Option	—	—	—	30
Total gain (loss) recognized in earnings	$(43)	$(459)	$(45)	$30	$(517)

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Six Months Ended June 30, 2022
Consolidated Statement of Earnings	$50,934	$46,937	$(116)	$165

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(25)	$348	$263	$—
Commodity Contracts	—	(39)	—	—
Debt Conversion Option	—	—	—	4
Total gain (loss) recognized in earnings	$(25)	$309	$263	$4	$551

Six Months Ended June 30, 2021
Consolidated Statement of Earnings	$41,819	$38,808	$16	$127

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(13)	$(48)	$75	$—
Commodity Contracts	—	(1,455)	—	—
Debt Conversion Option	—	—	—	10
Total gain (loss) recognized in earnings	$(13)	$(1,503)	$75	$10	$(1,431)

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

Derivatives Designated as Cash Flow and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of June 30, 2022 and December 31, 2021.

For derivative instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested.

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $0.8 billion and $1.2 billion as of June 30, 2022 and December 31, 2021, respectively, and foreign exchange forwards with an aggregate notional amount of $2.5 billion and $2.6 billion as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company had after-tax gains of $125 million and after-tax losses of $44 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

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

The Company’s structured trade finance programs use interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in revenues over the period in which the related interest payments are paid to the banks. The amounts are recorded in revenues as the related results are also recorded in revenues. As of June 30, 2022 and December 31, 2021, the Company had interest rate swaps maturing on various dates with aggregate notional amounts of $0.8 billion and $1.0 billion, respectively.

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. As of June 30, 2022 and December 31, 2021, the Company executed swap locks maturing on various dates with an aggregate notional amount of $400 million.

As of June 30, 2022 and December 31, 2021, the Company had after-tax gains of $70 million and $35 million in AOCI, respectively, related to the interest rate swaps and swap locks. The Company expects to recognize amounts deferred in AOCI in its consolidated statement of earnings during the life of the debt instruments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of June 30, 2022 and December 31, 2021, the Company had after-tax gains of $282 million and $161 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $282 million of the June 30, 2022 after-tax gains in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 65 million bushels of corn per month. During the past 12 months, the Company hedged between 17% and 33% of its monthly grind. At June 30, 2022, the Company had designated hedges representing between 1% and 32% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months and as of June 30, 2022, the Company had no hedges related to ethanol sales under these programs.

The Company uses futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 57% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At June 30, 2022, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 0% and 121% of the anticipated monthly natural gas consumption at the designated facilities. At June 30, 2022, the Company had designated hedges representing between 0% and 111% of the anticipated monthly natural gas consumption over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Commodity Contracts	$112	$—	$86	$—
Foreign Currency Contracts	164	—	21	$75
Interest Rate Contracts	92	—	46	—
Total	$368	$—	$153	$75

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2022 and 2021.

		Cost of products sold
(In millions)	Revenues
Three Months Ended June 30, 2022
Consolidated Statement of Earnings	$27,284	$25,184

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$150
Total gain (loss) recognized in earnings	$—	$150	$150

Three Months Ended June 30, 2021
Consolidated Statement of Earnings	$22,926	$21,463

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$239
Interest Contracts	(1)	—
Total gain (loss) recognized in earnings	$(1)	$239	$238

		Cost of products sold
(In millions)	Revenues
Six Months Ended June 30, 2022
Consolidated Statement of Earnings	$50,934	$46,937

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$248
Total gain (loss) recognized in earnings	$—	$248	$248

Six Months Ended June 30, 2021
Consolidated Statement of Earnings	$41,819	$38,808

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$328
Interest Contracts	(15)	—
Total gain (loss) recognized in earnings	$(15)	$328	$313

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
Other Net Investment Hedging Strategies

The Company has designated €1.8 billion of its outstanding long-term debt and commercial paper borrowings at June 30, 2022 and December 31, 2021 as hedges of its net investment in a foreign subsidiary. As of June 30, 2022 and December 31, 2021, the Company had after-tax gains of $227 million and $55 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2022	2021
	(In millions)
Unrealized gains on derivative contracts	$2,520	$1,646
Margin deposits and grain accounts	815	600
Customer omnibus receivable	1,660	1,179
Financing receivables - net (1)	153	189
Insurance premiums receivable	74	20
Prepaid expenses	389	370
Biodiesel tax credit	44	79
Tax receivables	712	708
Non-trade receivables (2)	330	285
Other current assets	249	82
	$6,946	$5,158

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million and $4 million at June 30, 2022 and December 31, 2021, respectively. Interest earned on financing receivables of $4 million and $8 million for the three and six months ended June 30, 2022, respectively and $2 million and $6 million for the three and six months ended June 30, 2021, respectively, is included in investment income in the consolidated statements of earnings.

(2) Non-trade receivables included $29 million and $27 million of reinsurance recoverables as of June 30, 2022 and December 31, 2021, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2022	2021
	(In millions)
Unrealized losses on derivative contracts	$2,125	$1,950
Accrued compensation	377	445
Income tax payable	346	132
Other taxes payable	169	168
Insurance claims payable	222	220
Contract liability	340	581
Other accruals and payables	1,435	1,294
	$5,014	$4,790

Note 8.    Debt and Financing Arrangements

On February 28, 2022, the Company issued its first sustainability bond of $750 million aggregate principal amount of 2.900% notes due March 1, 2032. Net proceeds before expenses were $748 million. The Company expects to apply an amount equal to the net proceeds to finance or refinance eligible green projects and/or eligible social projects.

At June 30, 2022, the fair value of the Company’s long-term debt exceeded the carrying value by $0.2 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2022, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $14.7 billion, of which $10.6 billion was unused. During the six months ended June 30, 2022, the Company expanded its combined U.S. and European commercial paper borrowing programs from $5.0 billion to $6.5 billion under the same terms, against which there was $0.2 billion commercial paper outstanding at June 30, 2022. During the six months ended June 30, 2022, the Company also added $1.5 billion of short-term notes at an average interest rate of 1.64% due in September 2022.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.6 billion in funding resulting from the sale of accounts receivable with $0.9 billion unused capacity as of June 30, 2022 (see Note 14 for more information about the Programs).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 9.    Income Taxes

The Company’s effective tax rates were 18.4% and 17.4% for the three and six months ended June 30, 2022, respectively, compared to 13.7% and 14.8% for the three and six months ended June 30, 2021, respectively. The change in the rate was primarily due to changes in the geographic mix of earnings and the impact of discrete tax items.

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

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011 and 2014. As of June 30, 2022, these assessments totaled $7 million in tax and up to $33 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. To date, the Company has not received assessments for closed years subsequent to 2014. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2014, and estimates that these potential assessments could be approximately $92 million in tax and $43 million in interest (adjusted for variation in currency exchange rates as of June 30, 2022). The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an uncertain tax liability for this assessment because it has concluded that it is more likely than not to prevail on the matter based upon its technical merits and because the taxing jurisdiction’s process does not provide a mechanism for settling at less than the full amount of the assessment. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2014.
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of June 30, 2022, this assessment was $81 million in tax and $29 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation by early 2021. During the second quarter of 2021, the third party expert issued a final valuation. The Company expects the court to issue a ruling on this matter in the second half of 2022. Subsequent appeals may take an extended period of time and could result in additional financial impacts of up to the entire amount of the assessment. The Company has carefully evaluated the underlying transactions and has concluded that the amount of gain recognized on the reorganization for tax purposes was appropriate. As of June 30, 2022, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2022 and the reclassifications out of AOCI for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at March 31, 2022	$(2,125)	$460	$(117)	$(7)	$(1,789)
Other comprehensive income (loss) before reclassifications	(339)	70	8	(8)	(269)
Gain (loss) on net investment hedges	336	—	—	—	336
Amounts reclassified from AOCI	—	(150)	(8)	—	(158)
Tax effect	(84)	2	(4)	1	(85)
Net of tax amount	(87)	(78)	(4)	(7)	(176)
Balance at June 30, 2022	$(2,212)	$382	$(121)	$(14)	$(1,965)

	Six months ended June 30, 2022
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2021	$(2,248)	$225	$(147)	$(2)	$(2,172)
Other comprehensive income (loss) before reclassifications	(308)	450	14	(13)	143
Gain (loss) on net investment hedges	459	—	—	—	459
Amounts reclassified from AOCI	—	(248)	23	—	(225)
Tax effect	(115)	(45)	(11)	1	(170)
Net of tax amount	36	157	26	(12)	207
Balance at June 30, 2022	$(2,212)	$382	$(121)	$(14)	$(1,965)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Accumulated Other Comprehensive Income (Continued)

	Amount reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2022	2021	2022	2021
	(In millions)
Deferred loss (gain) on hedging activities
	$—	$1	$—	$15	Revenues
	(150)	(239)	(248)	(328)	Cost of products sold
	(150)	(238)	(248)	(313)	Total before tax
	33	57	52	79	Tax
	$(117)	$(181)	$(196)	$(234)	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service loss (credit)	$(112)	$(61)	$(104)	$(67)	Other (income) expense-net
Actuarial losses	104	133	127	149	Other (income) expense-net
	(8)	72	23	82	Total before tax
	(2)	(22)	(8)	(26)	Tax
	$(10)	$50	$15	$56	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 11.    Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In millions)
Gains on sales of assets	$(5)	$(28)	$(5)	$(39)
Pension settlement	—	82	—	82
Other – net	(78)	(5)	(111)	(27)
Other (Income) Expense - Net	$(83)	$49	$(116)	$16

Gains on sales of assets in the three and six months ended June 30, 2022 and 2021 consisted of gains on disposals of individually insignificant assets in the ordinary course of business.

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

Other - net in the three and six months ended June 30, 2022 included the non-service components of net pension benefit income of $6 million and $12 million, respectively, a $50 million one-time payment from the USDA Biofuel Producer Recovery Program, foreign exchange gains, and other expense. Other - net in the three and six months ended June 30, 2021 included the non-service components of net pension benefit income of $5 million and $11 million, respectively, foreign exchange gains, and other income and expense.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Gross revenues
Ag Services and Oilseeds	$22,468	$18,799	$41,600	$34,738
Carbohydrate Solutions	4,500	3,271	8,680	5,905
Nutrition	2,055	1,793	4,021	3,417
Other Business	101	102	208	202
Intersegment elimination	(1,840)	(1,039)	(3,575)	(2,443)
Total gross revenues	$27,284	$22,926	$50,934	$41,819

Intersegment sales
Ag Services and Oilseeds	$1,039	$528	$1,918	$1,460
Carbohydrate Solutions	749	451	1,563	862
Nutrition	52	60	94	121
Total intersegment sales	$1,840	$1,039	$3,575	$2,443

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$14,333	$12,815	$26,180	$22,961
Crushing	3,362	2,827	6,584	5,569
Refined Products and Other	3,734	2,629	6,918	4,748
Total Ag Services and Oilseeds	21,429	18,271	39,682	33,278
Carbohydrate Solutions
Starches and Sweeteners	2,519	1,846	5,017	3,591
Vantage Corn Processors	1,232	974	2,100	1,452
Total Carbohydrate Solutions	3,751	2,820	7,117	5,043
Nutrition
Human Nutrition	1,020	848	1,978	1,602
Animal Nutrition	983	885	1,949	1,694
Total Nutrition	2,003	1,733	3,927	3,296

Other Business	101	102	208	202
Total revenues from external customers	$27,284	$22,926	$50,934	$41,819

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Segment operating profit
Ag Services and Oilseeds	$1,119	$570	$2,127	$1,347
Carbohydrate Solutions	473	383	790	642
Nutrition	239	201	428	355
Other Business	18	6	60	15
Specified Items:
Gains on sales of assets and businesses(1)	—	22	1	22
Impairment, restructuring, and settlement charges(2)	(9)	(37)	(27)	(131)
Total segment operating profit	1,840	1,145	3,379	2,250
Corporate	(321)	(320)	(589)	(601)
Earnings before income taxes	$1,519	$825	$2,790	$1,649

(1) Consists of gains on the sale of certain assets in all periods presented.
(2) Current quarter and year-to-date charges related primarily to the impairment of certain Ukraine assets. Current year-to-date charges was partially offset by an insurance settlement. Prior quarter and year-to-date charges were related to the impairment of certain long-lived assets and restructuring. Prior year-to-date charges also included a legal settlement.

Note 13.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three and six months ended June 30, 2022 consisted of immaterial charges.

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

Note 14.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.8 billion, as amended, for the accounts receivable transferred. The First Program terminates on November 18, 2022, unless extended.
The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $0.8 billion (€0.8 billion), as amended, for the accounts receivables transferred. The Second Program terminates on February 16, 2023, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Sale of Accounts Receivable (Continued)
Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At June 30, 2022 and December 31, 2021, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.
As of June 30, 2022 and December 31, 2021, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $1.8 billion and $2.2 billion, respectively. Total receivables sold were $29.3 billion and $24.8 billion for the six months ended June 30, 2022 and 2021, respectively. Cash collections from customers on receivables sold were $28.2 billion and $22.5 billion for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, receivables pledged as collateral to the Purchasers were $1.7 billion and $0.5 billion, respectively.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $3 million and $8 million for the three and six months ended June 30, 2022, respectively, and $2 million and $6 million for the three and six months ended June 30, 2021, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

ADM is a global leader in human and animal nutrition and one of the world’s premier agricultural origination and processing companies. It is one of the world’s leading producers of ingredients for human and animal nutrition, and other products made from nature. The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in 200 countries.  The Company also processes corn, oilseeds, and wheat into products for food, animal feed, industrial, and energy uses.  The Company also engages in the manufacturing, sale, and distribution of specialty products including natural flavor ingredients, flavor systems, natural colors, proteins, emulsifiers, soluble fiber, polyols, hydrocolloids, natural health and nutrition products, and other specialty food and feed ingredients. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for our shareholders, principally from margins earned on these activities.

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

ADM’s recent significant portfolio actions and announcements include:

•the acquisition in February 2022 of Comhan, a leading South African flavor distributor;
•the announcement in April 2022 of a growth investment in the Company’s oilseed facility in Mainz, Germany, which is expected to be completed in Q3 2023;
•the announcement in April 2022 of a $300 million investment in Decatur, Illinois to expand alternative protein production and the opening of a new, state-of-the-art protein innovation center, which is expected to be completed in the first quarter of 2025;
•the announcement in April 2022 of a commitment to achieve 100% deforestation-free supply chains by 2025, five years earlier than previously targeted;
•the announcement in May 2022 to significantly expand starch production at the Company’s Marshall, Minnesota facility, which is expected to be completed in the second half of 2023;
•the announcement in May 2022 of five projects funded with support from ADM, in partnership with the U.S. Department of Agriculture’s Natural Resources Conservation Service, to provide farmers with technical and financial resources to help plant cover crop on half a million acres;
•the announcement in June 2022 of the signing of a memorandum of understanding with Bayer, a global enterprise with core competencies in the life science fields of healthcare and agriculture, to build and implement a sustainable crop protection model to soybean farmers in India; and
•the announcement in July 2021 of the signing of an agreement with Farmers Business Network (FBN) to expand availability of FBN’s leading-edge digital farm business management platform, Gradable, to ADM’s network of farmers across North America, offering 55,000 growers a comprehensive digital solution to manage their businesses and measure sustainable production data.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Innovation activities include expansions and investments in (1) improving the customer experience, including leveraging producer relationships and enhancing the use of state-of-the-art digital technology to help customers grow; (2) sustainability-driven innovation, which encompasses the full range of products, solutions, capabilities, and commitments to serve customers’ needs; and (3) growth initiatives, including organic growth to support additional capacity and meet growing demand, and targeted mergers and acquisitions.

ADM will support both pillars with investments in science and technology, which include expanding digital capabilities and investing further in product research and development. All of these efforts will continue to be strengthened by the Company’s ongoing commitment to Readiness.

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

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Part I Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II Item 1A “Risk Factors” on page 55.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has consolidated subsidiaries in more than 70 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except for certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil and Argentina, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require remeasurement to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar. Effective April 1, 2022, the Company changed the functional currency of its Turkish entities to the U.S. dollar which did not and is not expected to have a material impact on the Company’s consolidated financial statements.

The Company measures its performance using key financial metrics including net earnings, gross margins, constant currency revenue, segment operating profit, adjusted segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, manufacturing expenses, selling, general, and administrative expenses, return on invested capital, economic value added, and operating cash flows before working capital. Some of these metrics are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see “Non-GAAP Financial Measures” on pages 42 and 49. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitical developments. Due to the unpredictable nature of these and other factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operations in Ukraine and Russia

ADM employs approximately 650 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. Most of the facilities have been temporarily idled since February 24, 2022. The Company’s footprint in Russia is limited and operations have been scaled down to those related to the production and transport of essential food commodities and ingredients.

On February 24, 2022, Russian troops invaded Ukraine. While the Company’s Ukraine and Russian operations have historically represented less than 0.1% of consolidated revenues, the direct and indirect impacts of the ongoing military action could negatively affect ADM’s future operating results. The conflict in Ukraine has created disruptions in global supply chains and has created dislocations of key agricultural commodities. The indirect impact of these dislocations on the Company’s operating results will be a function of a number of variables including supply and demand responses from the rest of the world as well as the length of the conflict and the condition of the agricultural industry and export infrastructure after the conflict ends. For more information, refer to Part II, Item 1A, “Risk Factors”.

As of June 30, 2022, ADM’s assets in Ukraine consisted primarily of current assets that were less than 1% of the Company’s total current assets and an immaterial amount of non-current assets. Of the total current assets in Ukraine, 76% were inventories that represented less than 2% of ADM’s total inventories.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Three Months Ended June 30, 2022

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, the unprecedented market volatility continued along the entire value chain. The conflict in Ukraine continued to have an impact on global commodity flows and prices. Global Trade results were driven by market disconnects, tight supply, and strong destination marketing margins. In South America, a more timely crop saw farmer selling return to historic norms and a tight global supply drove commodity prices higher. North American origination was negatively impacted by slow farmer selling, strained truck and rail systems in the interior, and weather disruption that resulted in delayed planting which negatively impacted fertilizer volume. Crushing margins benefited from strong protein and renewable diesel demand and tight oilseeds stocks. In Refined Products and Other, margins were driven by strong oil demand and tight supply with volatile energy markets driving up biodiesel margins. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Production and logistics issues in North America resulted in tightness in the market ahead of peak summer demand. Ethanol export demand was strong, driven by favorable blending economics and government incentives. Domestic gasoline demand was tracking at or above prior year levels, despite elevated gasoline prices. Industry ethanol production increased past the normal spring maintenance period, but poor railroad logistics and heat hampered production later in the quarter. Corn milling margins benefited from strong co-product results, as prices for oil and feed products rose in line with higher underlying corn prices. Nutrition benefited from overall strong demand in various food, beverage, and dietary supplement categories. In Human Nutrition, demand for flavors, flavor systems, specialty proteins, bioactives, and fibers was strong, but increased energy and raw material costs adversely impacted results. In Animal Nutrition, amino acids pricing and margins improved due to a tighter global supply environment, partially offset by the devaluation of certain currencies and weak demand in other product lines due to increased ingredient, freight, and energy costs. ADM’s productivity initiatives are improving the Company’s capabilities to help mitigate the impact of inflation.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net earnings attributable to controlling interests increased $0.5 billion from $0.7 billion to $1.2 billion. Segment operating profit increased $0.7 billion from $1.1 billion to $1.8 billion and included a net charge of $9 million consisting of asset impairment charges. Included in segment operating profit in the prior year quarter was a net charge of $15 million consisting of asset impairment and restructuring charges of $37 million, partially offset by gains on the sale of assets of $22 million. Adjusted segment operating profit (a non-GAAP measure) increased $0.7 billion to $1.8 billion due primarily to higher results in all businesses. Corporate results in the current quarter were a net charge of $321 million and included a mark-to-market gain of $19 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in the prior year quarter were a net charge of $320 million and included a pension settlement charge of $82 million and a mark-to-market gain of $30 million on the conversion option of the exchangeable bonds issued in August 2020.

Income tax expense increased $166 million to $279 million. The effective tax rate for the quarter ended June 30, 2022 was 18.4% compared to 13.7% for the quarter ended June 30, 2021. The change in the rate was due primarily to changes in the geographic mix of pretax earnings and the impact of discrete tax items.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	June 30,
(In thousands)	2022	2021	Change
Oilseeds	8,208	8,778	(570)
Corn	4,776	5,042	(266)
Total	12,984	13,820	(836)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in oilseeds processed volumes was primarily related to decreased crush rates resulting from the decline in global demand for rapeseed, temporarily idled facility in Paraguay due to crop failure, and the indefinite shutdown of a Ukraine facility since February 2022. The overall decrease in corn was primarily related to logistical challenges surrounding railcar availability and the sale of the Peoria, Illinois facility in November 2021.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$14,333	$12,815	$1,518
Crushing	3,362	2,827	535
Refined Products and Other	3,734	2,629	1,105
Total Ag Services and Oilseeds	21,429	18,271	3,158

Carbohydrate Solutions
Starches and Sweeteners	2,519	1,846	673
Vantage Corn Processors	1,232	974	258
Total Carbohydrate Solutions	3,751	2,820	931

Nutrition
Human Nutrition	1,020	848	172
Animal Nutrition	983	885	98
Total Nutrition	2,003	1,733	270

Other Business	101	102	(1)
Total	$27,284	$22,926	$4,358

Revenues and cost of products sold in a commodity merchandising and processing business are significantly correlated to the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins because both revenues and cost of products sold, particularly in Ag Services and Oilseeds, generally have a relatively equal impact from market price changes, which generally result in an insignificant impact to gross profit.

Revenues increased $4.4 billion to $27.3 billion due to higher sales prices ($5.2 billion), partially offset by lower sales volumes ($0.8 billion). Higher sales prices of oils, soybeans, corn, meal, farming materials, wheat, biodiesel, flours, and alcohol and higher sales volumes of milled rice, were partially offset by lower volumes of soybeans, oils, and corn. Ag Services and Oilseeds revenues increased 17% to $21.4 billion due to higher sales prices ($4.2 billion), partially offset by lower sales volumes ($1.0 billion). Carbohydrate Solutions revenues increased 33% to $3.8 billion due to higher sales prices ($0.8 billion) and higher sales volumes ($0.1 billion) despite the loss of USD-grade industrial alcohol volumes from the divested Peoria, Illinois facility. Nutrition revenues increased 16% to $2.0 billion due to higher sales prices ($0.2 billion) and higher sales volumes ($0.1 billion).

Cost of products sold increased $3.7 billion to $25.2 billion due principally to higher average commodity costs. Manufacturing expenses increased $0.2 billion to $1.7 billion due principally to higher energy costs, operating supplies, and maintenance.

Foreign currency translation decreased revenues and cost of products sold by $0.7 billion.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gross profit increased $637 million or 44%, to $2.1 billion due principally to higher results in Ag Services and Oilseeds ($563 million), Starches and Sweeteners ($97 million), and Nutrition ($63 million), partially offset by lower results in Vantage Corn Processors ($45 million) and Other ($36 million). These factors are explained in the segment operating profit discussion on page 41.

Selling, general, and administrative expenses increased $75 million to $814 million due primarily to higher IT and project-related expenses, higher insurance costs, increased provisions for bad debt, and amortization of intangibles from new acquisitions.

Asset impairment, exit, and restructuring costs decreased $22 million to $1 million. Charges in the current quarter were not material. Charges in the prior year quarter consisted of $23 million of impairments related to certain long-lived assets and $1 million of restructuring charges, presented as specified items within segment operating profit, and a restructuring adjustment of $1 million in Corporate.

Equity in earnings of unconsolidated affiliates increased $29 million to $192 million due primarily to higher earnings from the Company’s investment in Wilmar.

Investment income decreased $18 million to $32 million due primarily to lower revaluation gains of $2 million compared to $40 million in the prior year quarter, partially offset by higher interest income.

Interest expense increased $33 million to $73 million due to higher debt balances and increased short-term rates on the Company’s U.S. and European commercial paper borrowing programs. Interest expense in the current quarter also included a $19 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020, compared to a $30 million mark-to-market gain adjustment in the prior year quarter.

Other income-net increased from a net expense of $49 million in the prior year quarter to a net income of $83 million. Income in the current quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, a $50 million one-time payment from the USDA Biofuel Producer Recovery Program, foreign exchange gains, and other expense. Expense in the prior year quarter included a non-cash pension settlement charge of $82 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties, partially offset by gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and foreign exchange gains.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
Segment Operating Profit (Loss)	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$407	$190	$217
Crushing	468	150	318
Refined Products and Other	130	130	—
Wilmar	114	100	14
Total Ag Services and Oilseeds	1,119	570	549

Carbohydrate Solutions
Starches and Sweeteners	393	306	87
Vantage Corn Processors	80	77	3
Total Carbohydrate Solutions	473	383	90

Nutrition
Human Nutrition	183	162	21
Animal Nutrition	56	39	17
Total Nutrition	239	201	38

Other Business	18	6	12

Specified Items:
Gains on sales of assets and businesses	—	22	(22)
Asset impairment, restructuring, and settlement charges	(9)	(37)	28
Total Specified Items	(9)	(15)	6

Total Segment Operating Profit	$1,840	$1,145	$695

Adjusted Segment Operating Profit(1)	$1,849	$1,160	$689

Segment Operating Profit	$1,840	$1,145	$695
Corporate	(321)	(320)	(1)
Earnings Before Income Taxes	$1,519	$825	$694

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 96%. Ag Services results were significantly higher versus the year-ago quarter. Global trade profits were significantly higher year-over-year driven by the destination marketing’s ability to meet customer demand across the globe which helped drive strong volumes and margins and good execution in global ocean freight, as well as net timing gains for the quarter. North America had solid performance as export volumes remained strong in a good global demand environment, though year-over-year results were lower due to an insurance settlement as well as strong positioning gains in the prior year quarter. In South America, results were higher based on stronger origination volumes and better margins driven by strong global grain demand. Crushing delivered substantially higher results. Strong soy crush margins drove improved performance in all three regions, as meal and oil demand remained robust. Positive net timing effects for the quarter, versus the negative timing in the prior year quarter, also helped drive higher year-over-year results. Refined Products and Other results were similar to the prior-year quarter, as strong demand for biofuels and food oils drove strong refining premiums and biodiesel margins, were offset by negative timing effects. Equity earnings from Wilmar were significantly higher versus the second quarter of 2021.

Carbohydrate Solutions operating profit increased 23%. Starches and Sweeteners, including ethanol production from the wet mills, delivered much better results due to solid demand as food service volumes reached close to pre-pandemic levels. Corn co-products, including strong demand for corn oil, and effective risk management results drove higher ethanol and sweetener margins. Vantage Corn Processors results were slightly higher in an environment of good gasoline demand and strong ethanol blending economics. A $50 million one-time payment from the USDA Biofuel Producer Recovery Program helped offset the prior year’s strong industrial alcohol results from the now-sold Peoria, Illinois facility as well as valuation losses on ethanol inventory as prices fell late in the quarter.

Nutrition operating profit increased 19%. Human Nutrition delivered higher year-over-year results as demand across its diverse product portfolio remained robust. Flavors grew revenue in North America, Europe, Middle East, and Africa (EMEA), and South America, though profits were lower due to negative currency effects in EMEA as well as weaker results in Asia-Pacific. Healthy demand for alternative proteins resulted in strong soy protein volumes and margins, as contributions from the Sojaprotein acquisition, as well as good demand for texturants, drove higher results in Specialty Ingredients. Strength across probiotics, including in the recently-acquired Deerland Probiotics and Enzymes business, as well as robust demand for fibers, contributed to a stronger quarter in Health and Wellness. Animal Nutrition profits were up substantially year-over-year, driven by continued strong volumes and margins in amino acids.

Other Business operating profit increased $12 million, driven primarily by higher ADM Investor Services earnings.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2022	2021	Change
	(In millions)
Interest expense-net	$(87)	$(70)	$(17)
Unallocated corporate costs	(267)	(248)	(19)
Gain on debt conversion option	19	30	(11)
Restructuring and settlement charges	1	(81)	82
Other income	13	49	(36)
Total Corporate	$(321)	$(320)	$(1)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $321 million in the current quarter compared to a net charge of $320 million in the prior year quarter. Interest expense-net increased $17 million due to higher debt balances and increased short-term rates on the Company’s U.S. and European commercial paper borrowing programs. Unallocated corporate costs increased $19 million due primarily to higher IT and project-related costs and higher costs in the Company’s centers of excellence. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Restructuring and settlement charges in the prior year quarter included a pension settlement charge of $82 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties. Other income in the current quarter included the non-service components of net pension benefit income of $6 million, an investment revaluation gain of $2 million, and foreign exchange gains, partially offset by railroad maintenance expenses. Other income in the prior year quarter included the non-service components of net pension benefit income of $5 million, an investment revaluation gain of $40 million, and foreign exchange gains.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022		2021
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	568		566

Net earnings and reported EPS (fully diluted)	$1,236	$2.18	$712	$1.26
Adjustments:
Gains on sales of assets and businesses - net of tax of $5 million in 2021(1)	—	—	(17)	(0.03)
Gain on debt conversion option - net of tax of $0 (1)	(19)	(0.04)	(30)	(0.06)
Asset impairment, restructuring, and settlement charges - net of tax of $2 million in 2022 and $28 million in 2021 (1)	6	0.01	90	0.16
Certain discrete tax adjustments	(1)	—	(1)	—
Total adjustments	(14)	(0.03)	42	0.07
Adjusted net earnings and adjusted EPS	$1,222	$2.15	$754	$1.33

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended June 30, 2022 and 2021.

	Three months ended
	June 30,
(In millions)	2022	2021	Change
Earnings before income taxes	$1,519	$825	$694
Interest expense	73	40	33
Depreciation and amortization	257	243	14
Gains on sales of assets and businesses	—	(22)	22
Railroad maintenance expenses	9	3	6
Asset impairment, restructuring, and settlement charges	8	118	(110)
Adjusted EBITDA	$1,866	$1,207	$659

	Three months ended
	June 30,
(In millions)	2022	2021	Change
Ag Services and Oilseeds	$1,207	$661	$546
Carbohydrate Solutions	550	467	83
Nutrition	304	253	51
Other Business	24	7	17
Corporate	(219)	(181)	(38)
Adjusted EBITDA	$1,866	$1,207	$659

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Six Months Ended June 30, 2022

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, tight global stocks driven by a short crop in South America and good global demand drove commodity prices higher. The conflict in Ukraine resulted in even tighter global stocks of commodities and created high volatility which had a positive impact on North and South American origination prices. Global Trade results were driven by market disconnects, tight supply, strong destination marketing margins, and firm ocean freight rates. North American origination was negatively impacted by weather-related supply disruption and delayed planting due to unfavorable weather which negatively impacted fertilizer volume. Crushing margins benefited from strong protein and renewable diesel demand and tight oilseeds stocks. In Refined Products and Other, margins were driven by strong oil demand and tight supply with volatile energy markets driving up biodiesel margins. In Carbohydrate Solutions, demand for starches and sweeteners was solid with margins remaining steady despite higher input costs. Domestic ethanol demand remained at or above the prior year, but below pre-pandemic levels. Export ethanol demand was strong, driven by favorable blending economics and government incentives. Industry production of ethanol returned to pre-pandemic levels as gasoline consumption remained robust even at higher gas prices. Corn milling margins benefited from strong co-product results, as prices for oil and feed products rose in line with higher underlying corn prices. Corn costs were volatile and higher, in part due to a relatively low projected corn stocks-to-use ratio and uncertainty caused by the conflict in Ukraine. Nutrition benefited from overall strong demand in various various food, beverage, and dietary supplement categories. In Human Nutrition, strong demand for flavors, flavor systems, specialty proteins, bioactives, and fibers were partially offset by higher energy and raw material costs. Margins remained robust on strong price actions. In Animal Nutrition, amino acids pricing and margins improved due to a tighter global supply environment, partially offset by the devaluation of certain currencies and weak demand in other product lines with some customers cutting products out of formulation due to increased ingredient, freight, and energy costs. ADM’s productivity initiatives are improving the Company’s capabilities to help mitigate the impact of inflation.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net earnings attributable to controlling interests increased $0.9 billion to $2.3 billion. Segment operating profit increased $1.1 billion to $3.4 billion and included a net charge of $26 million consisting of asset impairment, restructuring, and settlement charges of $27 million and a gain on sale of assets of $1 million. Included in segment operating profit in the prior period was a net charge of $109 million consisting of gains on the sale of assets of $22 million and asset impairment, restructuring, and settlement charges of $131 million. Adjusted segment operating profit (a non-GAAP measure) increased $1.0 billion to $3.4 billion due primarily to higher results in all businesses except in Vantage Corn Processors. Corporate results in the current and prior periods were a net charge of $0.6 billion. Corporate results in the current period included a mark-to-market gain of $4 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in the prior period included a pension settlement charge of $82 million and a mark-to-market gain of $10 million on the conversion option of the exchangeable bonds issued in August 2020.

Income taxes of $486 million increased $242 million. The Company’s effective tax rate for the six months ended June 30, 2022 was 17.4% compared to 14.8% for the six months ended June 30, 2021. The change in the rate was due primarily to changes in the geographic mix of pretax earnings and the impact of discrete tax items.

Analysis of Statements of Earnings

Processed volumes by product for the six months ended June 30, 2022 and 2021 are as follows (in metric tons):

	Six Months Ended
	June 30,
(In thousands)	2022	2021	Change
Oilseeds	16,699	17,738	(1,039)
Corn	9,588	8,692	896
Total	26,287	26,430	(143)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in oilseeds processed volumes was primarily related to decreased crush rates resulting from the decline in global demand for rapeseed, temporarily idled facility in Paraguay due to crop failure, and the indefinite shutdown of a Ukraine facility since February 2022. The overall increase in corn was primarily related to two dry mill facilities that were idled since April 2020 and restarted in April 2021, partially offset by the sale of the Peoria, Illinois facility in November 2021 and logistical challenges surrounding railcar availability in the second quarter of 2022.

Revenues by segment for the six months ended six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended
	June 30,
	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$26,180	$22,961	$3,219
Crushing	6,584	5,569	1,015
Refined Products and Other	6,918	4,748	2,170
Total Ag Services and Oilseeds	39,682	33,278	6,404

Carbohydrate Solutions
Starches and Sweeteners	5,017	3,591	1,426
Vantage Corn Processors	2,100	1,452	648
Total Carbohydrate Solutions	7,117	5,043	2,074

Nutrition
Human Nutrition	1,978	1,602	376
Animal Nutrition	1,949	1,694	255
Total Nutrition	3,927	3,296	631

Other Business	208	202	6
Total	$50,934	$41,819	$9,115

Revenues and cost of products sold in a commodity merchandising and processing business are significantly correlated to the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins because both revenues and cost of products sold, particularly in Ag Services and Oilseeds, generally have a relatively equal impact from commodity price changes, which generally result in an insignificant impact to gross profit.

Revenues increased $9.1 billion to $50.9 billion due to higher sales prices ($9.9 billion), partially offset by lower sales volumes ($0.8 billion). Higher sales prices of oils, soybeans, corn, wheat, farming materials, meal, biodiesel, flours, and alcohol, and higher sales volumes of milled rice and alcohol, were partially offset by lower volumes of soybeans, oils, corn, and wheat. Ag Services and Oilseeds revenues increased 19% to $39.7 billion due to higher sales prices ($7.9 billion), partially offset by lower sales volumes ($1.5 billion). Carbohydrate Solutions revenues increased 41% to $7.1 billion due to higher sales prices ($1.6 billion) and higher sales volumes ($0.5 billion) despite the loss of USD-grade industrial alcohol volumes from the divested Peoria, Illinois facility. Nutrition revenues increased 19% to $3.9 billion due to higher sales prices ($0.4 billion) and higher sales volumes ($0.2 billion).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cost of products sold increased $8.1 billion to $46.9 billion due principally to higher average commodity costs. Manufacturing expenses increased $0.4 billion to $3.3 billion due principally to higher energy costs, operating supplies, and maintenance.

Foreign currency translation decreased revenues and cost of goods sold by $1.2 billion and $1.1 billion, respectively.

Gross profit increased $1.0 billion or 33% to $4.0 billion due principally to higher results in Ag Services and Oilseeds ($745 million), Starches and Sweeteners ($203 million), and Nutrition ($145 million), partially offset by lower results in Vantage Corn Processors ($78 million) and Other ($23 million) These factors are explained in the segment operating profit discussion on page 48.

Selling, general, and administrative expenses increased $0.2 billion to $1.6 billion due principally to higher IT and project-related expenses, higher insurance costs, increased provisions for bad debt, amortization of intangibles from new acquisitions, and higher salaries and benefit costs.

Asset impairment, exit, and restructuring costs decreased $80 million to $2 million. Charges in the current period were not material. Charges in the prior period consisted of $54 million of impairments related to certain long-lived assets and $24 million of restructuring charges, presented as specified items within segment operating profit, and $4 million of restructuring charges in Corporate.

Equity in earnings of unconsolidated affiliates increased $108 million to $396 million due primarily to higher earnings from the Company’s investments in Wilmar, Almidones Mexicanos S.A., Olenex, SoyVen, and Stratas Foods LLC.

Investment income increased $28 million to $91 million due primarily to higher interest income, partially offset by lower revaluation gains of $36 million compared to $40 million in the prior period.

Interest expense increased $38 million to $165 million due to higher debt balances and increased short-term rates on the Company’s U.S. and European commercial paper borrowing programs. Interest expense in the current period also included a $4 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020 compared to a $10 million mark-to-market gain adjustment in the prior period.

Other income-net increased from a net expense of $16 million in the prior period to a net income of $116 million. Income in the current period included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, a $50 million one-time payment from the USDA Biofuel Producer Recovery Program, foreign exchange gains, and other expense. Expense in the prior period included a non-cash pension settlement charge of $82 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties, partially offset by gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, foreign exchange gains, and other income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended
	June 30,
Segment Operating Profit (Loss)	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$665	$399	$266
Crushing	896	532	364
Refined Products and Other	328	231	97
Wilmar	238	185	53
Total Ag Services and Oilseeds	2,127	1,347	780

Carbohydrate Solutions
Starches and Sweeteners	709	528	181
Vantage Corn Processors	81	114	(33)
Total Carbohydrate Solutions	790	642	148

Nutrition
Human Nutrition	324	290	34
Animal Nutrition	104	65	39
Total Nutrition	428	355	73

Other Business	60	15	45

Specified Items:
Gains (losses) on sales of assets and businesses	1	22	(21)
Asset impairment, restructuring, and settlement charges	(27)	(131)	104
Total Specified Items	(26)	(109)	83

Total Segment Operating Profit	$3,379	$2,250	$1,129

Adjusted Segment Operating Profit(1)	$3,405	$2,359	$1,046

Segment Operating Profit	$3,379	$2,250	$1,129
Corporate	(589)	(601)	12
Earnings Before Income Taxes	$2,790	$1,649	$1,141

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 58%. Ag Services results were significantly higher versus the first half of 2021. Global trade results were higher, driven by strong performances in destination marketing and global ocean freight. North American origination margins and volumes were lower year-over-year. South America results were higher, driven by better origination margins on good demand for grain. Crushing was higher year over year in a strong global margin environment driven by robust protein and vegetable oil demand. Positive net timing effects in the current period versus negative timing effects in the prior period helped drive higher year-over-year results. Refined Products and Other results were higher than the prior period, driven by healthy refining premiums and good refined oils demand in North America, as well as strong biodiesel margins in EMEA. Equity earnings from Wilmar were higher versus the first half of 2021.

Carbohydrate Solutions operating profit increased 23%. Starches and Sweeteners, including ethanol production from the wet mills, delivered higher results versus the prior period, driven by solid margins across sweeteners and starches as well corn co-products, improved ethanol margins, and effective risk management. Sales volumes for starches and sweeteners continued their recovery, and the biosolutions platform continued to deliver revenue growth as demand for plant-based products expanded into more diverse applications. Vantage Corn Processors results were lower versus the prior period with improved ethanol margins and a $50 million one-time payment from the USDA Biofuel Producer Recovery Program partially offsetting the prior period’s strong positioning gains and industrial alcohol results from the now-sold Peoria, Illinois facility.

Nutrition operating profit increased 21%. Human Nutrition delivered higher year-over-year results. Flavors results were lower driven by softer demand in China. Strong sales growth in alternative proteins, including contribution from the Sojaprotein acquisition, and good demand for texturants offset some higher operating costs to help deliver better year-over-year results in Specialty Ingredients. Health and Wellness was also higher year-over-year, powered by probiotics, including contribution from the November 2021 Deerland Probiotics and Enzymes acquisition, and robust demand for fiber and Vitamin E. Animal Nutrition profits were higher than the prior period, due primarily to strength in amino acids.

Other Business operating profit increased $45 million, driven primarily by better performance in captive insurance, including reduced claim settlements versus the prior period and higher ADM Investor Services earnings.

Corporate results for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended
	June 30,
	2022	2021	Change
	(In millions)
Interest expense-net	$(163)	$(134)	(29)
Unallocated corporate costs	(476)	(450)	(26)
Loss on sale of assets	(3)	—	(3)
Expenses related to acquisitions	(2)	—	(2)
Gain on debt conversion option	4	10	(6)
Restructuring and settlement charges	2	(86)	88
Other income	49	59	(10)
Total Corporate	$(589)	$(601)	$12

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $0.6 billion in the current period which was comparable to the prior period. Interest expense-net increased $29 million due to higher debt balances, increased short-term rates on the Company’s U.S. and European commercial paper borrowing programs, and interest related to a tax item. Unallocated corporate costs increased $26 million due primarily to higher IT and project-related costs and higher costs in the Company’s centers of excellence, partially offset by lower incentive compensation accruals. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Restructuring and settlement charges in the prior period included a non-cash pension settlement charge of $82 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the ADM Retirement Plant and ADM Pension Plan for Hourly-Wage Employees to independent third parties, and restructuring charges. Other income in the current period included the non-service components of net pension benefit income of $12 million, an investment revaluation gain of $36 million and foreign exchange gains, partially offset by railroad maintenance expenses. Other income in the prior period included the non-service components of net pension benefit income of $11 million, an investment revaluation gain of $40 million, and foreign exchange gains.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022		2021
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	568		565

Net earnings and reported EPS (fully diluted)	$2,290	$4.03	$1,401	$2.48
Adjustments:
(Gains) losses on sales of assets and businesses - net of tax of $0 million in 2022 and $5 million in 2021 (1)	2	—	(17)	(0.03)
Asset impairment, restructuring, and settlement charges - net of tax of $5 million in 2022 and $53 million in 2021 (1)	20	0.04	164	0.29
Expenses related to acquisitions - net of tax of $1 million (1)	1	—	—	—
Gain on debt conversion option - net of tax of $0 (1)	(4)	(0.01)	(10)	(0.02)
Certain discrete tax adjustments	(5)	(0.01)	(1)	—
Total adjustments	14	0.02	136	0.24
Adjusted net earnings and adjusted EPS	$2,304	$4.05	$1,537	$2.72

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the six months ended June 30, 2022 and 2021.

	Six months ended
	June 30,
(In millions)	2022	2021	Change
Earnings before income taxes	$2,790	$1,649	$1,141
Interest expense	165	127	38
Depreciation and amortization	514	492	22
(Gains) losses on sales of assets and businesses	2	(22)	24
Expenses related to acquisitions	2	—	2
Railroad maintenance expenses	9	3	6
Asset impairment, restructuring, and settlement charges	25	217	(192)
Adjusted EBITDA	$3,507	$2,466	$1,041

	Six months ended
	June 30,
(In millions)	2022	2021	Change
Ag Services and Oilseeds	$2,303	$1,532	$771
Carbohydrate Solutions	946	809	137
Nutrition	558	462	96
Other Business	68	18	50
Corporate	(368)	(355)	(13)
Adjusted EBITDA	$3,507	$2,466	$1,041

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

Cash used in operating activities was $0.7 billion for the six months ended June 30, 2022 compared to cash provided of $3.0 billion for the same period last year. Working capital changes decreased cash by $3.9 billion for the six months ended June 30, 2022 compared to an increase of $0.8 billion for the same period last year. Segregated cash and investments increased approximately $1.8 due to increased trading activity in the Company’s futures commission and brokerage business. Trade receivables increased $2.2 billion due to higher revenues. Inventories increased approximately $0.3 billion due to higher inventory prices partially offset by lower inventory volumes. Other current assets increased $1.6 billion primarily due to increases in contracts and futures gains, margin deposits and grain accounts, and customer omnibus receivable. Brokerage payables increased approximately $2.5 billion due to increased customer trading activity in the Company’s futures commission and brokerage business.

Cash used in investing activities was $0.6 billion for the six months ended June 30, 2022 compared to $0.4 billion for the same period last year. Capital expenditures for the six months ended June 30, 2022 were $0.5 billion compared to $0.4 billion for the same period last year. Other-net for the six months ended June 30, 2022 of $0.1 billion consisted of new and additional cost method equity investments.

Cash provided by financing activities was $1.5 billion for the six months ended June 30, 2022 compared to a use of $0.6 billion for the same period last year. Long-term debt borrowings for the six months ended June 30, 2022 of $0.8 billion consisted of the $750 million aggregate principal amount of 2.900% notes due 2032, compared to long-term debt borrowings for the same period last year of $0.6 billion which consisted of the €0.5 billion aggregate principal amount of fixed-to-floating rate senior notes due 2022 issued in a private placement on March 25, 2021. The Company expects to apply an amount equal to the proceeds from the borrowings in the current period to finance or refinance eligible green projects and/or eligible social projects. Proceeds from the borrowings in the prior period were used for general corporate purposes. Net borrowings from short-term credit agreements for the six months ended June 30, 2022 were $1.4 billion compared to net payments of $0.8 billion for the same period last year. Proceeds from the current period short-term borrowings were used to fund working capital needs. Dividends of $0.5 billion for the six months ended June 30, 2022 were comparable to the same period last year. Share repurchases for the six months ended June 30, 2022 were $0.2 billion compared to an insignificant amount for the same period last year.

At June 30, 2022, the Company had $0.9 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1. Included in working capital was $8.9 billion of readily marketable commodity inventories. At June 30, 2022, the Company’s capital resources included shareholders’ equity of $24.4 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $14.7 billion, of which $10.6 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 25% and 26% at June 30, 2022 and December 31, 2021, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 30% and 28% at June 30, 2022 and December 31, 2021, respectively. Of the Company’s total lines of credit, $6.5 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.2 billion commercial paper outstanding at June 30, 2022.

As of June 30, 2022, the Company had $0.9 billion of cash and cash equivalents, $0.4 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $9.5 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.6 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2022, the Company had $0.9 billion unused capacity of its facility under the Programs.

As of June 30, 2022, the Company has total available liquidity of $11.5 billion comprised of cash and cash equivalents and unused lines of credit.

For the six months ended June 30, 2022, the Company spent approximately $0.5 billion in capital expenditures, $0.5 billion in dividends, and $0.2 billion in share repurchases. The Company has a stock repurchase program. Under the program, the Company has 102.2 million shares remaining as of June 30, 2022 that may be repurchased until December 31, 2024.

In 2022, the Company expects total capital expenditures of approximately $1.3 billion and additional cash outlays of approximately $0.9 billion in dividends and up to $1.2 billion in share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2022 and December 31, 2021 were $19.7 billion and $18.6 billion, respectively.  The increase is primarily related to obligations to purchase agricultural commodity inventories at higher prices. As of June 30, 2022, the Company expects to make payments related to purchase obligations of $18.4 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended June 30, 2022.

Off Balance Sheet Arrangements

In May 2022, the Company extended its First Program with certain commercial and conduit purchases and committed purchasers and increased its facility from $1.6 billion to $1.8 billion. The First Program terminates on November 18, 2022 unless extended. In June 2022, the Company amended its Second Program with certain commercial and conduit purchases and committed purchasers and increased its facility from €0.6 billion ($0.6 billion) to €0.8 billion ($0.8 billion). For more information and disclosures on the Programs, see Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements”. There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended June 30, 2022.

Critical Accounting Policies and Estimates

There were no material changes in the Company’s critical accounting policies and estimates during the quarter ended June 30, 2022. For a description of the Company’s critical accounting policies, estimates, and assumptions used in the preparation of the Company’s financial statements, see Part II, Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2022 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Six months ended		Year ended
	June 30, 2022		December 31, 2021
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$986	$99	$1,426	$143
Lowest position	238	24	(98)	(10)
Average position	479	48	671	67

The change in fair value of the average position was due to the decrease in prices of certain commodities, partially offset by the overall increase in average quantities.

ITEM 4.    CONTROLS AND PROCEDURES

As of June 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During 2018, the Company launched an initiative called Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. As part of this transformation, the Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. The first phase of the ERP system implementation occurred in October 2021 to a limited pilot scope of legal entities. The Company continues to consider these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP system in these circumstances has not materially affected its internal control over financial reporting.

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

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. On March 18, 2022, the Nebraska federal district court granted ADM’s motion to transfer the GP case back to the Central District of Illinois for further proceedings. ADM moved to dismiss the complaint on May 20, 2022. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.    RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended June 30, 2022.

The Company faces risks related to international conflicts, terrorism or other geopolitical events, such as the conflict in Ukraine, and related sanctions and other economic disruptions.

ADM’s assets and operations located in the region affected by the conflict in Ukraine are at an increased risk to property damage, inventory loss, business disruption, and expropriation. The conflict could continue to impact global margins due to increased commodity, energy, and input costs. The Black Sea region is a major exporter of wheat and corn to the world, and the disruption of supply could cause volatility in prices and margins of these commodities and related products. Ukraine is also the largest supplier of sun seed and sun oil in the world which cannot be completely replaced from other origins. If current inventories are depleted prior to the restoration of operations, Europe will have to reformulate to alternative oils. In addition to ADM’s operations, one of the Company’s joint ventures is also exposed to the same risks. While the Company has a robust sanction program, there is a risk that ADM and its related parties could trade with a sanctioned partner due to the number of sanctions taken against Russia. The Company may also face increased cyber risk given that Russia is known to have extensive capabilities to engage in cyber attacks. Trade receivables may be at risk of higher defaults and other third-party risks could affect ADM’s ability to obtain inputs if suppliers are unable to perform or face insolvency, as certain supplies may not be attainable due to sanctions and/or restrictions on cross-border payment transactions. The Company could be materially impacted if, in the worst-case scenario, the conflict advances to other countries. In such circumstances, trade policies and the Company’s critical global supply chain and logistical networks could be affected, impairing the Company’s ability to satisfy contractual obligations and impacting working capital requirements. Insurance may not adequately cover these risks. In addition, provisions for certain products that ADM produces, particularly those that support the food services channels, could be materially impacted. The Company continues to monitor the conflict in Ukraine and evaluate alternatives to mitigate the impacts of these risks.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
April 1, 2022 to
April 30, 2022	704	$96.387	—	104,505,703

May 1, 2022 to
May 31, 2022	1,621,109	86.346	1,620,950	102,884,753

June 1, 2022 to
June 30, 2022	681,060	88.146	681,060	102,203,693
Total	2,302,873	$86.882	2,302,010	102,203,693

(1)Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2022, there were 863 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

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

Dated: July 26, 2022