Form 10-Q
period 2022-09-30
Archer-Daniels-Midland Co
filed 2022-10-25
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Common Stock, no par value – 549,334,227 shares
(October 24, 2022)

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)

Revenues	$24,683	$20,340	$75,617	$62,159
Cost of products sold	22,872	19,014	69,809	57,822
Gross Profit	1,811	1,326	5,808	4,337

Selling, general, and administrative expenses	818	720	2,461	2,208
Asset impairment, exit, and restructuring costs	28	2	30	84
Equity in earnings of unconsolidated affiliates	(210)	(110)	(606)	(398)
Interest and investment income	(85)	(20)	(176)	(83)
Interest expense	97	61	262	188
Other (income) expense – net	(67)	20	(183)	36
Earnings Before Income Taxes	1,230	653	4,020	2,302

Income tax expense	193	120	679	364
Net Earnings Including Noncontrolling Interests	1,037	533	3,341	1,938

Less: Net earnings attributable to noncontrolling interests	6	7	20	11

Net Earnings Attributable to Controlling Interests	$1,031	$526	$3,321	$1,927

Average number of shares outstanding – basic	561	564	565	564

Average number of shares outstanding – diluted	563	566	566	566

Basic earnings per common share	$1.84	$0.93	$5.88	$3.42

Diluted earnings per common share	$1.83	$0.93	$5.87	$3.41

Dividends per common share	$0.40	$0.37	$1.20	$1.11

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)

Net earnings including noncontrolling interests	$1,037	$533	$3,341	$1,938
Other comprehensive income (loss):
Foreign currency translation adjustment	(221)	(24)	(79)	305
Tax effect	(74)	(30)	(189)	(78)
Net of tax amount	(295)	(54)	(268)	227

Pension and other postretirement benefit liabilities adjustment	8	13	45	102
Tax effect	(2)	5	(13)	(22)
Net of tax amount	6	18	32	80

Deferred gain (loss) on hedging activities	43	75	245	258
Tax effect	(5)	(1)	(50)	(41)
Net of tax amount	38	74	195	217

Unrealized gain (loss) on investments	—	6	(13)	4
Tax effect	1	—	2	(1)
Net of tax amount	1	6	(11)	3
Other comprehensive income (loss)	(250)	44	(52)	527
Comprehensive income (loss)	787	577	3,289	2,465

Less: Comprehensive income (loss) attributable to noncontrolling interests	3	6	8	10

Comprehensive income (loss) attributable to controlling interests	$784	$571	$3,281	$2,455

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,099	$943
Segregated cash and investments	9,345	8,016
Trade receivables - net	4,679	3,311
Inventories	13,282	14,481
Other current assets	6,164	5,158
Total Current Assets	34,569	31,909

Investments and Other Assets
Investments in affiliates	5,429	5,285
Goodwill and other intangible assets	6,364	6,747
Right of use assets	983	1,023
Other assets	1,354	1,369
Total Investments and Other Assets	14,130	14,424

Property, Plant, and Equipment
Land and land improvements	500	554
Buildings	5,532	5,597
Machinery and equipment	18,941	19,112
Construction in progress	1,221	960
	26,194	26,223
Accumulated depreciation	(16,589)	(16,420)
Net Property, Plant, and Equipment	9,605	9,803
Total Assets	$58,304	$56,136

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$181	$958
Trade payables	6,543	6,388
Payables to brokerage customers	10,359	8,965
Accrued expenses and other payables	4,686	4,790
Current lease liabilities	279	277
Current maturities of long-term debt	888	570
Total Current Liabilities	22,936	21,948

Long-Term Liabilities
Long-term debt	7,671	8,011
Deferred income taxes	1,639	1,412
Non-current lease liabilities	723	765
Other	1,016	1,233
Total Long-Term Liabilities	11,049	11,421

Temporary Equity - Redeemable noncontrolling interest	290	259

Shareholders’ Equity
Common stock	3,110	2,994
Reinvested earnings	23,099	21,655
Accumulated other comprehensive income (loss)	(2,212)	(2,172)
Noncontrolling interests	32	31
Total Shareholders’ Equity	24,029	22,508
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$58,304	$56,136

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net earnings including noncontrolling interests	$3,341	$1,938
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	774	739
Asset impairment charges	20	54
Deferred income taxes	(39)	(95)
Equity in earnings of affiliates, net of dividends	(279)	(36)
Stock compensation expense	123	135
Loss on debt extinguishment	—	36
Deferred cash flow hedges	245	258
Gains on sales of assets and businesses/investment revaluation	(77)	(95)
Other – net	549	156
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(1,452)	594
Trade receivables	(1,613)	(1,060)
Inventories	590	405
Other current assets	(929)	1,187
Trade payables	305	170
Payables to brokerage customers	1,706	2,236
Accrued expenses and other payables	84	(769)
Total Operating Activities	3,348	5,853

Investing Activities
Capital expenditures	(841)	(714)
Net assets of businesses acquired	—	(501)
Proceeds from sales of assets and businesses	51	73
Investments in affiliates	(60)	(7)
Other – net	(98)	(138)
Total Investing Activities	(948)	(1,287)

Financing Activities
Long-term debt borrowings	752	1,330
Long-term debt payments	(482)	(533)
Net borrowings (payments) under lines of credit agreements	(751)	(1,726)
Share repurchases	(1,200)	—
Cash dividends	(677)	(626)
Other – net	(6)	1
Total Financing Activities	(2,364)	(1,554)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	36	3,012
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	7,454	4,646
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$7,490	$7,658

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$1,099	$1,083
Restricted cash and restricted cash equivalents included in segregated cash and investments	6,391	6,575
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,490	$7,658

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, June 30, 2022	561	$3,066	$23,292	$(1,965)	$33	$24,426
Comprehensive income
Net earnings			1,031		6
Other comprehensive income (loss)				(247)	(3)
Total comprehensive income						787
Cash dividends paid - $0.40 per share			(224)			(224)
Share repurchases	(12)		(1,000)			(1,000)
Stock compensation expense	—	26				26
Stock option exercises net of taxes	—	17				17
Other	—	1	—	—	(4)	(3)
Balance, September 30, 2022	549	$3,110	$23,099	$(2,212)	$32	$24,029

Balance, December 31, 2021	560	$2,994	$21,655	$(2,172)	$31	$22,508
Comprehensive income
Net earnings			3,321		20
Other comprehensive income (loss)				(40)	(12)
Total comprehensive income						3,289
Cash dividends paid - $1.20 per share			(677)			(677)
Share repurchases	(14)		(1,200)			(1,200)
Stock compensation expense	3	123				123
Stock option exercises net of taxes	—	(9)				(9)
Other	—	2	—	—	(7)	(5)
Balance, September 30, 2022	549	$3,110	$23,099	$(2,212)	$32	$24,029

Balance, June 30, 2021	559	$2,941	$20,762	$(2,121)	$21	$21,603
Comprehensive income
Net earnings			526		7
Other comprehensive income (loss)				45	(1)
Total comprehensive income						577
Cash dividends paid - $0.37 per share			(209)			(209)
Stock compensation expense	—	21				21
Stock option exercises net of taxes	—	1				1
Other	—	1	2	—	(6)	(3)
Balance, September 30, 2021	559	$2,964	$21,081	$(2,076)	$21	$21,990

Balance, December 31, 2020	556	$2,824	$19,780	$(2,604)	$22	$20,022
Comprehensive income
Net earnings			1,927		11
Other comprehensive income (loss)				528	(1)
Total comprehensive income						2,465
Cash dividends paid - $1.11 per share			(626)			(626)
Stock compensation expense	3	135				135
Other	—	5	—	—	(11)	(6)
Balance, September 30, 2021	559	$2,964	$21,081	$(2,076)	$21	$21,990

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 for Archer-Daniels-Midland Company (the Company or ADM).

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

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts included allowances for estimated uncollectible accounts totaling $179 million and $122 million at September 30, 2022 and December 31, 2021, respectively, to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

The Company recorded bad debt expense in selling, general, and administrative expenses of $29 million and $73 million in the three and nine months ended September 30, 2022, respectively, and $1 million and $9 million in the three and nine months ended September 30, 2021, respectively.

Cost Method Investments

Cost method investments of $465 million and $297 million as of September 30, 2022 and December 31, 2021, respectively, were included in Other Assets in the Company’s consolidated balance sheets. Revaluation gains of $37 million in the nine months ended September 30, 2022, and $9 million and $49 million in the three and nine months ended September 30, 2021, respectively, in connection with observable third-party transactions, were recorded in investment income in the Company's consolidated statements of earnings. There were no revaluation gains recorded in the three months ended September 30, 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Operations in Ukraine and Russia

ADM employs approximately 650 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. Most of the facilities have been temporarily idled since February 24, 2022, some of which were brought back online during the quarter ended September 30, 2022, due in part to the opening of the Black Sea grain export corridor. The Company’s footprint in Russia is limited and operations have been scaled down to those related to the production and transport of essential food commodities and ingredients.

As a result of the ongoing conflict in Ukraine, the Company reviewed the valuation of its assets and recorded immaterial charges in the three and nine months ended September 30, 2022 related to receivables and inventories. As of September 30, 2022, ADM concluded that 1) receivables, net of allowances, are deemed collectible; and 2) market inventories are valued appropriately. The temporarily idled property, plant, and equipment, which is immaterial, are not considered impaired. The Company also evaluated the impact of Russia’s recent announcement of its purported annexation of four Ukrainian regions on the valuation of ADM’s assets in those regions and concluded that the assets are appropriately valued. As the conflict in Ukraine evolves, the Company will continue to review the valuation of these assets and make any required adjustments, which are not expected to be material to the Company’s consolidated financial statements.

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

Effective January 1, 2023, the Company will be required to adopt the amended guidance of ASC Subtopic 405-50, Liabilities - Supplier Finance Programs, which enhances the transparency of supplier finance programs. The amended guidance requires an entity (buyer) in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. Early adoption is permitted. The adoption of this amended guidance will require the Company to provide disclosures about its supplier finance programs, if material, but is not expected to have an impact on its consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $227 million and $611 million for the three and nine months ended September 30, 2022, respectively, and $153 million and $408 million for the three and nine months ended September 30, 2021, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $423 million and $581 million as of September 30, 2022 and December 31, 2021, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues were $111 million and $581 million for the three and nine months ended September 30, 2022, respectively, and $128 million and $697 million for the three and nine months ended September 30, 2021, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,095	$227	$1,322	$11,215	$12,537
Crushing	202	—	202	3,018	3,220
Refined Products and Other	715	—	715	2,669	3,384
Total Ag Services and Oilseeds	2,012	227	2,239	16,902	19,141
Carbohydrate Solutions
Starches and Sweeteners	1,994	—	1,994	686	2,680
Vantage Corn Processors	901	—	901	—	901
Total Carbohydrate Solutions	2,895	—	2,895	686	3,581
Nutrition
Human Nutrition	906	—	906	—	906
Animal Nutrition	958	—	958	—	958
Total Nutrition	1,864	—	1,864	—	1,864

Other Business	97	—	97	—	97
Total Revenues	$6,868	$227	$7,095	$17,588	$24,683

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

	Nine Months Ended September 30, 2022
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$3,078	$611	$3,689	$35,028	$38,717
Crushing	455	—	455	9,349	9,804
Refined Products and Other	2,091	—	2,091	8,211	10,302
Total Ag Services and Oilseeds	5,624	611	6,235	52,588	58,823
Carbohydrate Solutions
Starches and Sweeteners	5,813	—	5,813	1,884	7,697
Vantage Corn Processors	3,001	—	3,001	—	3,001
Total Carbohydrate Solutions	8,814	—	8,814	1,884	10,698
Nutrition
Human Nutrition	2,884	—	2,884	—	2,884
Animal Nutrition	2,907	—	2,907	—	2,907
Total Nutrition	5,791	—	5,791	—	5,791

Other Business	305	—	305	—	305
Total Revenues	$20,534	$611	$21,145	$54,472	$75,617

	Three Months Ended September 30, 2021
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$616	$153	$769	$9,130	$9,899
Crushing	119	—	119	2,723	2,842
Refined Products and Other	657	—	657	2,291	2,948
Total Ag Services and Oilseeds	1,392	153	1,545	14,144	15,689
Carbohydrate Solutions
Starches and Sweeteners	1,516	—	1,516	456	1,972
Vantage Corn Processors	894	—	894	—	894
Total Carbohydrate Solutions	2,410	—	2,410	456	2,866
Nutrition
Human Nutrition	808	—	808	—	808
Animal Nutrition	889	—	889	—	889
Total Nutrition	1,697	—	1,697	—	1,697

Other Business	88	—	88	—	88
Total Revenues	$5,587	$153	$5,740	$14,600	$20,340

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

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from the sale of commodities, from service fees for the transportation of goods, from the sale of products manufactured in its global processing facilities, and from its structured trade finance activities. Revenue is measured based on the consideration specified in the contract. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price, which may include freight or other contractually specified cost components. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

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

Note 4.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	Fair Value Measurements at September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$4,539	$3,086	$7,625
Unrealized derivative gains:
Commodity contracts	—	757	702	1,459
Foreign currency contracts	—	751	—	751
Interest rate contracts	—	105	—	105
Cash equivalents	436	—	—	436
Segregated investments	1,332	—	—	1,332
Total Assets	$1,768	$6,152	$3,788	$11,708

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$681	$709	$1,390
Foreign currency contracts	—	337	—	337
Debt conversion option	—	—	3	3
Inventory-related payables	—	902	220	1,122
Total Liabilities	$—	$1,920	$932	$2,852

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2022.

	Level 3 Fair Value Asset Measurements at
	September 30, 2022
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)
Balance, June 30, 2022	$3,245	$880	$4,125
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	315	345	660
Purchases	13,294	—	13,294
Sales	(13,931)	—	(13,931)
Settlements	—	(456)	(456)
Transfers into Level 3	384	49	433
Transfers out of Level 3	(221)	(116)	(337)
Ending balance, September 30, 2022	$3,086	$702	$3,788

* Includes increase in unrealized gains of $481 million relating to Level 3 assets still held at September 30, 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2022.

	Level 3 Fair Value Liability Measurements at
	September 30, 2022
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, June 30, 2022	$55	$960	$11	$1,026
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	3	391	(8)	386
Purchases	167	—	—	167
Sales	(5)	—	—	(5)
Settlements	—	(634)	—	(634)
Transfers into Level 3	—	57	—	57
Transfers out of Level 3	—	(65)	—	(65)
Ending balance, September 30, 2022	$220	$709	$3	$932

* Includes increase in unrealized losses of $394 million relating to Level 3 liabilities still held at September 30, 2022.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2022.

	Level 3 Fair Value Asset Measurements at
	September 30, 2022
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2021	$3,004	$460	$3,464
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	746	1,297	2,043
Purchases	34,524	—	34,524
Sales	(35,239)	—	(35,239)
Settlements	—	(1,227)	(1,227)
Transfers into Level 3	933	365	1,298
Transfers out of Level 3	(882)	(193)	(1,075)
Ending balance, September 30, 2022	$3,086	$702	$3,788

* Includes increase in unrealized gains of $2.2 billion relating to Level 3 assets still held at September 30, 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2022.

	Level 3 Fair Value Liability Measurements at
	September 30, 2022
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2021	$106	$815	$15	$936
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(1)	2,060	(12)	2,047
Purchase	176	—	—	176
Sales	(61)	—	—	(61)
Settlements	—	(2,363)	—	(2,363)
Transfers into Level 3	—	379	—	379
Transfers out of Level 3	—	(182)	—	(182)
Ending balance, September 30, 2022	$220	$709	$3	$932

* Includes increase in unrealized losses of $2.1 billion relating to Level 3 liabilities still held at September 30, 2022.

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

	Level 3 Fair Value Liability Measurements at
	September 30, 2021
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2020	$11	$918	$34	$963
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	3	1,372	(17)	1,358
Purchases	30	—	—	30
Sales	(29)	—	—	(29)
Settlements	—	(1,667)	—	(1,667)
Transfers into Level 3	—	284	—	284
Transfers out of Level 3	—	(204)	—	(204)
Ending balance, September 30, 2021	$15	$703	$17	$735

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2022 and December 31, 2021. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of September 30, 2022 is a weighted average 27.9% of the total price for assets and 18.1% of the total price for liabilities.

	Weighted Average % of Total Price
	September 30, 2022		December 31, 2021
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	27.9%	18.1%	28.7%	13.1%
Transportation cost	2.9%	—%	13.0%	—%

Commodity Derivative Contracts
Basis	29.9%	22.8%	30.0%	27.1%
Transportation cost	7.0%	17.0%	8.1%	0.7%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$380	$337	$217	$116
Commodity Contracts	1,373	1,390	1,276	1,759
Debt Conversion Option	—	3	—	15
Total	$1,753	$1,730	$1,493	$1,890

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2022 and 2021.

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended September 30, 2022
Consolidated Statement of Earnings	$24,683	$22,872	$(67)	$97

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(5)	$6	$151	$—
Commodity Contracts	—	134	—	—
Debt Conversion Option	—	—	—	8
Total gain (loss) recognized in earnings	$(5)	$140	$151	$8	$294

Three Months Ended September 30, 2021
Consolidated Statement of Earnings	$20,340	$19,014	$20	$61

Pre-tax gains (losses) on:
Foreign Currency Contracts	$13	$(92)	$62	$—
Commodity Contracts	—	214	—	—
Debt Conversion Option	—	—	—	7
Total gain (loss) recognized in earnings	$13	$122	$62	$7	$204

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Nine Months Ended September 30, 2022
Consolidated Statement of Earnings	$75,617	$69,809	$(183)	$262

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(30)	$354	$414	$—
Commodity Contracts	—	95	—	—
Debt Conversion Option	—	—	—	12
Total gain (loss) recognized in earnings	$(30)	$449	$414	$12	$845

Nine Months Ended September 30, 2021
Consolidated Statement of Earnings	$62,159	$57,822	$36	$188

Pre-tax gains (losses) on:
Foreign Currency Contracts	$—	$(140)	$137	$—
Commodity Contracts	—	(1,241)	—	—
Debt Conversion Option	—	—	—	17
Total gain (loss) recognized in earnings	$—	$(1,381)	$137	$17	$(1,227)

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

Derivatives Designated as Cash Flow and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of September 30, 2022 and December 31, 2021.

For derivative instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested.

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $0.7 billion and $1.2 billion as of September 30, 2022 and December 31, 2021, respectively, and foreign exchange forwards with an aggregate notional amount of $2.3 billion and $2.6 billion as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company had after-tax gains of $283 million and after-tax losses of $44 million in AOCI, respectively, related to foreign exchange gains and losses from these net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

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

The Company’s structured trade finance programs use interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in revenues over the period in which the related interest payments are paid to the banks. The amounts are recorded in revenues as the related results are also recorded in revenues. As of September 30, 2022 and December 31, 2021, the Company had interest rate swaps maturing on various dates with aggregate notional amounts of $0.5 billion and $1.0 billion, respectively.

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. As of September 30, 2022 and December 31, 2021, the Company executed swap locks maturing on various dates with an aggregate notional amount of $400 million.

As of September 30, 2022 and December 31, 2021, the Company had after-tax gains of $80 million and $35 million in AOCI, respectively, related to the interest rate swaps and swap locks. The Company expects to recognize amounts deferred in AOCI in its consolidated statement of earnings during the life of the debt instruments.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
For each of the hedge programs described below, the derivatives are designated as cash flow hedges.  The changes in the market value of such derivative contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either revenues or cost of products sold, as applicable. As of September 30, 2022 and December 31, 2021, the Company had after-tax gains of $270 million and $161 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $270 million of the September 30, 2022 after-tax gains in its consolidated statement of earnings during the next 12 months.

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 65 million bushels of corn per month. During the past 12 months, the Company hedged between 17% and 32% of its monthly grind. At September 30, 2022, the Company had designated hedges representing between 5% and 33% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months and as of September 30, 2022, the Company had no hedges related to ethanol sales under these programs.

The Company uses futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 85% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At September 30, 2022, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 0% and 121% of the anticipated monthly natural gas consumption at the designated facilities. At September 30, 2022, the Company had designated hedges representing between 0% and 89% of the anticipated monthly natural gas consumption over the next 12 months.

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Commodity Contracts	$86	$—	$86	$—
Foreign Currency Contracts	371	—	21	$75
Interest Rate Contracts	105	—	46	—
Total	$562	$—	$153	$75

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2022 and 2021.

		Cost of products sold
(In millions)	Revenues
Three Months Ended September 30, 2022
Consolidated Statement of Earnings	$24,683	$22,872

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$117
Interest Contracts	1	—
Total gain (loss) recognized in earnings	$1	$117	$118

Three Months Ended September 30, 2021
Consolidated Statement of Earnings	$20,340	$19,014

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$122
Interest Contracts	—	—
Total gain (loss) recognized in earnings	$—	$122	$122

		Cost of products sold
(In millions)	Revenues
Nine Months Ended September 30, 2022
Consolidated Statement of Earnings	$75,617	$69,809

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$365
Interest Contracts	1	—
Total gain (loss) recognized in earnings	$1	$365	$366

Nine Months Ended September 30, 2021
Consolidated Statement of Earnings	$62,159	$57,822

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$450
Interest Contracts	(15)	—
Total gain (loss) recognized in earnings	$(15)	$450	$435

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
Other Net Investment Hedging Strategies

The Company has designated €1.3 billion and €1.8 billion of its outstanding long-term debt and commercial paper borrowings at September 30, 2022 and December 31, 2021, respectively, as hedges of its net investment in a foreign subsidiary. As of September 30, 2022 and December 31, 2021, the Company had after-tax gains of $311 million and $55 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2022	2021
	(In millions)
Unrealized gains on derivative contracts	$2,315	$1,646
Margin deposits and grain accounts	858	600
Customer omnibus receivable	1,328	1,179
Financing receivables - net (1)	202	189
Insurance premiums receivable	38	20
Prepaid expenses	473	370
Biodiesel tax credit	54	79
Tax receivables	527	708
Non-trade receivables (2)	316	285
Other current assets	53	82
	$6,164	$5,158

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million and $4 million at September 30, 2022 and December 31, 2021, respectively. Interest earned on financing receivables of $3 million and $11 million for the three and nine months ended September 30, 2022, respectively and $2 million and $8 million for the three and nine months ended September 30, 2021, respectively, is included in interest and investment income in the consolidated statements of earnings.

(2) Non-trade receivables included $18 million and $27 million of reinsurance recoverables as of September 30, 2022 and December 31, 2021, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2022	2021
	(In millions)
Unrealized losses on derivative contracts	$1,727	$1,950
Accrued compensation	423	445
Income tax payable	211	132
Other taxes payable	141	168
Insurance claims payable	229	220
Contract liability	423	581
Other accruals and payables	1,532	1,294
	$4,686	$4,790

Note 8.    Debt and Financing Arrangements

On February 28, 2022, the Company issued its first sustainability bond of $750 million aggregate principal amount of 2.900% notes due March 1, 2032. Net proceeds before expenses were $748 million. The Company expects to apply an amount equal to the net proceeds to finance or refinance eligible green projects and/or eligible social projects.

During the quarter ended September 30, 2022, the Company redeemed €500 million aggregate principal amount of Fixed-to-Floating Rate Senior Notes due 2022 issued in a private placement on March 25, 2021.

On September 29, 2022, Archer Daniels Midland Singapore, Pte. Ltd., a wholly-owned subsidiary of the Company, closed on a $500 million revolving credit facility at an interest rate of SOFR plus 45 basis points. The facility will be used to finance working capital requirements of ADM entities in the Asia Pacific region and general corporate purposes.

At September 30, 2022, the fair value of the Company’s long-term debt was below the carrying value by $0.3 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2022, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $12.2 billion, of which $10.1 billion was unused. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at September 30, 2022.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.6 billion in funding resulting from the sale of accounts receivable with $0.6 billion unused capacity as of September 30, 2022 (see Note 14 for more information about the Programs).
Note 9.    Income Taxes

The Company’s effective tax rates were 15.7% and 16.9% for the three and nine months ended September 30, 2022, respectively, compared to 18.4% and 15.8% for the three and nine months ended September 30, 2021, respectively. The change in the rate was primarily due to changes in the geographic mix of earnings and the impact of discrete tax items.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“Inflation Act”), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income,” and a one percent excise tax on net repurchases of stock for tax years beginning after December 31, 2022. While the Inflation Act has no immediate impact and is not expected to have a material adverse effect on ADM’s results of operations going forward, the Company will continue to evaluate its impact as further information becomes available.

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

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011 and 2014. As of September 30, 2022, these assessments totaled $6 million in tax and up to $29 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. Currently the Company is under audit for fiscal years 2015 to 2017. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2014, and estimates that these potential assessments could be approximately $78 million in tax and $49 million in interest (adjusted for variation in currency exchange rates as of September 30, 2022). The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position would be sustained, and accordingly, has not recorded a tax liability for these assessments. In accordance with the accounting requirements for uncertain tax positions, the Company has not recorded an uncertain tax liability for this assessment because it has concluded that it is more likely than not to prevail on the matter based upon its technical merits and because the taxing jurisdiction’s process does not provide a mechanism for settling at less than the full amount of the assessment. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for years subsequent to 2014.
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of September 30, 2022, this assessment was $80 million in tax and $28 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation. During the second quarter of 2021, the third party expert issued a final valuation. On September 30, 2022, the court issued a ruling consistent with the valuation report, and the Dutch tax authorities have six weeks to file an appeal. Subsequent appeals may take an extended period of time and could result in financial impacts of up to the entire amount of the assessment. As of September 30, 2022, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2022 and the reclassifications out of AOCI for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at June 30, 2022	$(2,212)	$382	$(121)	$(14)	$(1,965)
Other comprehensive income (loss) before reclassifications	(536)	161	8	—	(367)
Gain (loss) on net investment hedges	318	—	—	—	318
Amounts reclassified from AOCI	—	(118)	—	—	(118)
Tax effect	(74)	(5)	(2)	1	(80)
Net of tax amount	(292)	38	6	1	(247)
Balance at September 30, 2022	$(2,504)	$420	$(115)	$(13)	$(2,212)

	Nine months ended September 30, 2022
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2021	$(2,248)	$225	$(147)	$(2)	$(2,172)
Other comprehensive income (loss) before reclassifications	(844)	611	22	(13)	(224)
Gain (loss) on net investment hedges	777	—	—	—	777
Amounts reclassified from AOCI	—	(366)	23	—	(343)
Tax effect	(189)	(50)	(13)	2	(250)
Net of tax amount	(256)	195	32	(11)	(40)
Balance at September 30, 2022	$(2,504)	$420	$(115)	$(13)	$(2,212)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Accumulated Other Comprehensive Income (Continued)

	Amount reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2022	2021	2022	2021
	(In millions)
Deferred loss (gain) on hedging activities
	$(1)	$—	$(1)	$15	Revenues
	(117)	(122)	(365)	(450)	Cost of products sold
	(118)	(122)	(366)	(435)	Total before tax
	17	29	69	108	Tax
	$(101)	$(93)	$(297)	$(327)	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service loss (credit)	$(10)	$(4)	$(114)	$(71)	Other (income) expense-net
Actuarial losses	10	12	137	161	Other (income) expense-net
	—	8	23	90	Total before tax
	—	6	(8)	(20)	Tax
	$—	$14	$15	$70	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 11.    Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In millions)
Gains on sales of assets	$(35)	$(7)	$(40)	$(46)
Debt extinguishment charges	—	36	—	36
Pension settlement	—	1	—	83
Other – net	(32)	(10)	(143)	(37)
Other (Income) Expense - Net	$(67)	$20	$(183)	$36

Gains on sales of assets in the three and nine months ended September 30, 2022 and 2021 consisted of gains on sales of certain assets and disposals of individually insignificant assets in the ordinary course of business.

Debt extinguishment charges in the three and nine months ended September 30, 2021 were related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025.
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.    Other (Income) Expense - Net (Continued)

Other - net in the three and nine months ended September 30, 2022 included the non-service components of net pension benefit income of $7 million and $19 million, respectively, foreign exchange gains from hedge activity, and other income. Other - net in the nine months ended September 30, 2022 also included a $50 million one-time payment from the USDA Biofuel Producer Recovery Program. Other - net in the three and nine months ended September 30, 2021 included the non-service components of net pension benefit income of $1 million and $12 million, respectively, foreign exchange gains from hedge activity, and other income and expense.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Gross revenues
Ag Services and Oilseeds	$20,238	$16,410	$61,838	$51,148
Carbohydrate Solutions	4,070	3,227	12,750	9,132
Nutrition	1,900	1,755	5,921	5,172
Other Business	97	88	305	290
Intersegment elimination	(1,622)	(1,140)	(5,197)	(3,583)
Total gross revenues	$24,683	$20,340	$75,617	$62,159

Intersegment sales
Ag Services and Oilseeds	$1,097	$721	$3,015	$2,181
Carbohydrate Solutions	489	361	2,052	1,223
Nutrition	36	58	130	179
Total intersegment sales	$1,622	$1,140	$5,197	$3,583

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$12,537	$9,899	$38,717	$32,860
Crushing	3,220	2,842	9,804	8,411
Refined Products and Other	3,384	2,948	10,302	7,696
Total Ag Services and Oilseeds	19,141	15,689	58,823	48,967
Carbohydrate Solutions
Starches and Sweeteners	2,680	1,972	7,697	5,563
Vantage Corn Processors	901	894	3,001	2,346
Total Carbohydrate Solutions	3,581	2,866	10,698	7,909
Nutrition
Human Nutrition	906	808	2,884	2,410
Animal Nutrition	958	889	2,907	2,583
Total Nutrition	1,864	1,697	5,791	4,993

Other Business	97	88	305	290
Total revenues from external customers	$24,683	$20,340	$75,617	$62,159

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Segment operating profit
Ag Services and Oilseeds	$1,075	$618	$3,202	$1,965
Carbohydrate Solutions	309	213	1,099	855
Nutrition	177	176	605	531
Other Business	18	(5)	78	10
Specified Items:
Gains on sales of assets and businesses(1)	29	—	30	22
Impairment, restructuring, and settlement charges(2)	(49)	(2)	(76)	(133)
Total segment operating profit	1,559	1,000	4,938	3,250
Corporate	(329)	(347)	(918)	(948)
Earnings before income taxes	$1,230	$653	$4,020	$2,302

(1) Consists of gains on the sale of certain assets in all periods presented.
(2) Current quarter and year-to-date charges related primarily to the impairment of certain assets, restructuring, and a contingency/settlement. Prior quarter charges were related to restructuring. Prior year-to-date charges were related to the impairment of certain long-lived assets, restructuring, and a contingency/settlement.

Note 13.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended September 30, 2022 consisted of $16 million of impairments related to certain long-lived assets and $12 million of restructuring charges, presented as specified items within segment operating profit. Asset impairment, exit, and restructuring costs in the nine months ended September 30, 2022 consisted of $20 million of impairments related to certain long-lived assets and $12 million of restructuring charges, presented as specified items within segment operating profit, and $2 million of restructuring adjustment in Corporate.

Asset impairment, exit, and restructuring costs in the three months ended September 30, 2021 consisted of $2 million of restructuring charges, presented as a specified item within segment operating profit. Asset impairment, exit, and restructuring costs in the nine months ended September 30, 2021 consisted of $54 million of impairments related to certain long-lived assets and $26 million of restructuring charges, presented as specified items within segment operating profit, and $4 million of restructuring charges in Corporate.

Note 14.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.8 billion for the accounts receivable transferred. The First Program terminates on November 18, 2022, unless extended.
The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $0.8 billion (€0.8 billion) for the accounts receivables transferred. The Second Program terminates on February 16, 2023, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Sale of Accounts Receivable (Continued)
Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At September 30, 2022 and December 31, 2021, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.
As of September 30, 2022 and December 31, 2021, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $2.0 billion and $2.2 billion, respectively. Total receivables sold were $42.9 billion and $36.7 billion for the nine months ended September 30, 2022 and 2021, respectively. Cash collections from customers on receivables sold were $42.1 billion and $34.2 billion for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, receivables pledged as collateral to the Purchasers were $1.3 billion and $0.5 billion, respectively.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $4 million and $12 million for the three and nine months ended September 30, 2022, respectively, and $2 million and $8 million for the three and nine months ended September 30, 2021, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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
•the announcement in April 2022 of a growth investment in the Company’s oilseed facility in Mainz, Germany, which is expected to be completed in the third quarter of 2023;
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
•the announcement in July 2022 of the signing of an agreement with Farmers Business Network (FBN) to expand availability of FBN’s leading-edge digital farm business management platform, Gradable, to ADM’s network of farmers across North America, offering 55,000 growers a comprehensive digital solution to manage their businesses and measure sustainable production data;
•the announcement in August 2022 of the official inauguration of ScaleUp Bio, a joint venture with Nurasa (formerly Asia Sustainable Foods Platform), a company focused on accelerating the commercialization of sustainable foods in Asia. ScaleUp Bio is the first company in Singapore to provide contract development and manufacturing organization services for precision fermentation for food applications;
•the announcement in August 2022 of a long-term strategic partnership with Benson Hill, Inc., a food tech company unlocking the natural genetic diversity of plants, to scale innovative high-protein soy ingredients that will help meet the rapidly growing demand for plant-based proteins;
•the announcement in August 2022 of the launch of two joint ventures, GreenWise Lactic and LG Chem Illinois Biochem, with LG Chem, a leading global diversified chemical company, for the U.S. production of lactic acid and polylactic acid to meet growing demand for a wide variety of plant-based products, including bioplastics;
•the announcement in August 2022 of a strategic partnership with New Culture, a pioneering animal-free dairy company, to accelerate the development and commercialization of alternative dairy products;

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•the opening in September 2022 of the Company’s first Science and Technology Center in China that will leverage its unparalleled research and development, technology, and product innovation capabilities to spur high-quality development in the nutrition and health industry and meet growing and evolving needs in China and Asia Pacific;
•the announcement in September 2022 of a seven-and-a-half-year strategic commercial agreement with PepsiCo to collaborate closely on projects that aim to significantly expand regenerative agriculture across their shared North American supply chains; and
•the opening in September 2022 of a new extrusion facility in Serbia that will further expand ADM’s footprint in Europe, extending its production of non-GMO textured soy to include vital origination and extrusion capabilities.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Part I Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II Item 1A “Risk Factors” on page 56.

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

The Company measures its performance using key financial metrics including net earnings, gross margins, constant currency revenue and operating profit, segment operating profit, adjusted segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, manufacturing expenses, selling, general, and administrative expenses, return on invested capital, economic value added, and operating cash flows before working capital. Some of these metrics are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see “Non-GAAP Financial Measures” on pages 43 and 50. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitical developments. Due to the unpredictable nature of these and other factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operations in Ukraine and Russia

ADM employs approximately 650 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. Most of the facilities have been temporarily idled since February 24, 2022, some of which were brought back online during the quarter ended September 30, 2022, due in part to the opening of the Black Sea grain export corridor. The Company’s footprint in Russia is limited and operations have been scaled down to those related to the production and transport of essential food commodities and ingredients.

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

As of September 30, 2022, ADM’s assets in Ukraine consisted primarily of current assets that were less than 1% of the Company’s total current assets and an immaterial amount of non-current assets. Of the total current assets in Ukraine, 58% were inventories that represented 1% of ADM’s total inventories.

Market Factors Influencing Operations or Results in the Three Months Ended September 30, 2022

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, the unprecedented market volatility, higher energy prices, inflationary pressures, and supply chain challenges continued along the entire value chain. The conflict in Ukraine continued to have an impact on global commodity flows and prices. Global Trade results were driven by market disconnects, opening of the Black Sea grain corridor, supply distortions, and strong destination marketing results. In South America, a more timely crop saw farmer selling return to historic norms and a tight global supply drove commodity prices higher while crush margins suffered from unprecedented farmer selling in Argentina. North American origination was positively impacted by soybean demand shifting back to the U.S., partially offset by lower river levels which resulted in lower export volumes towards the end of the quarter. Crushing margins continued to benefit from strong protein and renewable diesel demand despite market volatility. In Refined Products and Other, margins were driven by strong oil demand and elevated oil values. Biodiesel sales benefited from margin appreciation driven by volatile energy markets. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Production and logistics issues in North America resulted in tightness in the market. Ethanol demand for domestic gasoline was lower, in part due to high gas prices, while export demand remained strong. Industry ethanol inventories were elevated compared to the prior year. Corn milling margins benefited from strong co-product results, as prices for oil and feed products rose in line with higher underlying corn prices. Nutrition benefited from overall strong demand in various food, beverage, and dietary supplement categories. In Human Nutrition, demand for flavors, flavor systems, specialty proteins, bioactives, and fibers was strong, but increased energy, transportation, and raw material costs, and a strong U.S. dollar adversely impacted results. In Animal Nutrition, amino acids margins were pressured due to competition returning to market and production cost inflation. Results were also adversely affected by the devaluation of certain currencies and weak demand in other product lines with some premix and additives customers cutting products out of formulation due to increased ingredient, freight, and energy costs. Increased competition in Latin America also contributed to the weak demand in that region. ADM’s productivity initiatives are improving the Company’s capabilities to help mitigate the impact of inflation.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net earnings attributable to controlling interests increased $0.5 billion from $0.5 billion to $1.0 billion. Segment operating profit increased $0.6 billion from $1.0 billion to $1.6 billion and included a net charge of $20 million consisting of charges totaling $49 million related to the impairment of certain assets, restructuring, and a contingency/settlement, partially offset by gains on the sale of certain assets of $29 million. Included in segment operating profit in the prior year quarter was a net charge of $2 million consisting of restructuring charges. Adjusted segment operating profit (a non-GAAP measure) increased $0.6 billion to $1.6 billion due primarily to higher results in all businesses except in Vantage Corn Processors and Animal Nutrition. Corporate results in the current quarter were a net charge of $329 million and included a mark-to-market gain of $8 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in the prior year quarter were a net charge of $347 million and included early debt retirement charges of $36 million, a mark-to-market gain of $7 million on the conversion option of the exchangeable bonds issued in August 2020, expenses related to an acquisition of $3 million, and a pension settlement charge of $1 million.

Income tax expense increased $73 million to $193 million. The effective tax rate for the quarter ended September 30, 2022 was 15.7% compared to 18.4% for the quarter ended September 30, 2021. The decreased rate was driven primarily by changes in the geographic mix of pretax earnings, partially offset by the impact of discrete tax items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	September 30,
(In thousands)	2022	2021	Change
Oilseeds	7,688	8,509	(821)
Corn	4,381	5,051	(670)
Total	12,069	13,560	(1,491)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in oilseeds processed volumes was primarily related to decreased crush rates resulting from the decline in canola crop due to the drought condition in North America, a temporarily idled facility in Paraguay due to crop failure, the indefinite shutdown of a Ukraine facility since February 2022, and seasonal maintenance and shutdown of facilities. The overall decrease in corn processed volumes was primarily related to logistical challenges surrounding railcar availability and the sale of the Peoria, Illinois facility in November 2021.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$12,537	$9,899	$2,638
Crushing	3,220	2,842	378
Refined Products and Other	3,384	2,948	436
Total Ag Services and Oilseeds	19,141	15,689	3,452

Carbohydrate Solutions
Starches and Sweeteners	2,680	1,972	708
Vantage Corn Processors	901	894	7
Total Carbohydrate Solutions	3,581	2,866	715

Nutrition
Human Nutrition	906	808	98
Animal Nutrition	958	889	69
Total Nutrition	1,864	1,697	167

Other Business	97	88	9
Total	$24,683	$20,340	$4,343

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues increased $4.3 billion to $24.7 billion due to higher sales prices ($3.7 billion) and higher sales volumes ($0.6 billion). Higher sales prices of corn, oils and soybeans and higher sales volumes of corn and milled rice were partially offset by lower sales volumes of oils and wheat and lower sales prices of canola seed. Ag Services and Oilseeds revenues increased 22% to $19.1 billion due to higher sales prices ($2.8 billion) and higher sales volumes ($0.6 billion). Carbohydrate Solutions revenues increased 25% to $3.6 billion due to higher sales prices ($0.7 billion). Nutrition revenues increased 10% to $1.9 billion due to higher sales prices ($0.2 billion).

Cost of products sold increased $3.9 billion to $22.9 billion due principally to higher average commodity costs and higher manufacturing expenses. Manufacturing expenses increased $0.2 billion to $1.8 billion due principally to higher energy costs, higher maintenance expenses, and increased operating supplies.

Foreign currency translation decreased revenues and cost of products sold by $1.0 billion and $0.9 billion, respectively.

Gross profit increased $0.5 billion or 37%, to $1.8 billion due principally to higher results in Ag Services and Oilseeds ($354 million), Starches and Sweeteners ($177 million), and Human Nutrition ($12 million), partially offset by lower results in Vantage Corn Processors ($42 million), Animal Nutrition ($6 million), and Other ($4 million). These factors are explained in the segment operating profit discussion on page 42.

Selling, general, and administrative expenses increased $0.1 billion to $0.8 billion due primarily to higher IT and project-related expenses, increased provisions for bad debt, amortization of intangibles from new acquisitions, and higher salaries and benefit costs.

Asset impairment, exit, and restructuring costs increased $26 million to $28 million. Charges in the current quarter consisted of $16 million of impairments related to certain long-lived assets and $12 million of restructuring charges, presented as specified items within segment operating profit. Charges in the prior year quarter consisted of $2 million of restructuring charges, presented as a specified item within segment operating profit.

Equity in earnings of unconsolidated affiliates increased $100 million to $210 million due primarily to higher earnings from the Company’s investment in Wilmar and Almidones Mexicanos S.A.

Interest and investment income increased $65 million to $85 million due primarily to higher interest income, partially offset by revaluation gains of $9 million in the prior year quarter.

Interest expense increased $36 million to $97 million due to higher debt balances and increased short-term rates on the Company’s U.S. and European commercial paper borrowing programs. Interest expense in the current quarter also included a $8 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020, compared to a $7 million mark-to-market gain adjustment in the prior year quarter.

Other income-net increased from a net expense of $20 million in the prior year quarter to net income of $67 million. Income in the current quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and foreign exchange gains. Expense in the prior year quarter included charges of $36 million related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025 and other expense, partially offset by gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and foreign exchange gains from hedge activity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
Segment Operating Profit (Loss)	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$292	$36	$256
Crushing	346	280	66
Refined Products and Other	295	236	59
Wilmar	142	66	76
Total Ag Services and Oilseeds	1,075	618	457

Carbohydrate Solutions
Starches and Sweeteners	327	178	149
Vantage Corn Processors	(18)	35	(53)
Total Carbohydrate Solutions	309	213	96

Nutrition
Human Nutrition	146	139	7
Animal Nutrition	31	37	(6)
Total Nutrition	177	176	1

Other Business	18	(5)	23

Specified Items:
Gains on sales of assets and businesses	29	—	29
Asset impairment, restructuring, and settlement charges	(49)	(2)	(47)
Total Specified Items	(20)	(2)	(18)

Total Segment Operating Profit	$1,559	$1,000	$559

Adjusted Segment Operating Profit(1)	$1,579	$1,002	$577

Segment Operating Profit	$1,559	$1,000	$559
Corporate	(329)	(347)	18
Earnings Before Income Taxes	$1,230	$653	$577

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 74%. Ag Services results were significantly higher than the third quarter of 2021. The short crops in South America supported U.S. exports, driving improved volumes and margins in North American origination, which had significant negative impacts from Hurricane Ida in the prior-year quarter. Better margins in global ocean freight, driven by good execution amid dynamic global trade flows, powered better results in Global Trade. South American origination saw improved volumes and margins driven by increased farmer selling in addition to higher volumes through the Company’s export facilities. Crushing results were significantly higher, with margins driven by resilient global demand for both meal and oil. Strong rapeseed margins in Europe, Middle East, and Africa (EMEA), driven by robust oil demand and continued market dislocations, along with positive impacts from an insurance settlement, helped drive improved results. North America soy crush margins continued to benefit from renewable diesel demand. Also, net positive timing effects in the quarter were more than the prior-year quarter. Positive results were partially offset by lower crush volumes, including impacts from idled facilities in Ukraine and Paraguay. Refined Products and Other results were higher year-over-year in a strong margin environment for both refined oils and biodiesel. Robust performance in global refined oils was driven by healthy demand and elevated refined oil margins amid supply chain disruptions. Equity earnings from Wilmar were much higher versus the third quarter of 2021.

Carbohydrate Solutions operating profit increased 45%. Starches and Sweeteners, which includes ethanol production from the wet mills, delivered much improved year-over-year results amid steady global demand for sweeteners and starches. Corn co-products, including continued robust demand for corn oil, as well as effective risk management, drove higher execution margins in North America. Wheat milling had a strong performance, delivering improved volumes and margins to meet healthy demand for flour. In EMEA, the business delivered solid volumes and margins and managed through a dynamic energy environment to drive stronger results. Vantage Corn Processors results were substantially lower. Ethanol margins were pressured by lower domestic demand and elevated corn costs. In addition, the prior-year quarter’s results included contributions from the now-sold Peoria, Illinois facility.

Nutrition operating profit increased 1%. Human Nutrition results were higher than the third quarter of 2021. Strong demand for plant-based proteins, as well as solid performance in texturants, drove continued growth in Specialty Ingredients. Flavors results were impacted by adverse currency translation effects in EMEA, partially offset by continued strong demand growth in the region. Demand fulfillment challenges in North America and lower demand in Asia Pacific, driven partly by lockdowns in China, also negatively impacted results. Health and Wellness was lower versus the prior-year quarter, which included higher fermentation income. Animal Nutrition results were down versus the prior-year quarter. Pet results were lower in Latin America on lower volumes, partially offset by strong volumes and margins in North America. Softer animal protein demand affected feed volumes.

Other Business operating profit increased $23 million. Higher short-term interest rates drove improved earnings in ADM Investor Services, partially offset by increased claim settlements in captive insurance.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2022	2021	Change
	(In millions)
Interest expense-net	$(76)	$(66)	$(10)
Unallocated corporate costs	(251)	(231)	(20)
Expenses related to acquisitions	—	(3)	3
Debt extinguishment charges	—	(36)	36
Gain on debt conversion option	8	7	1
Settlement charges	—	(1)	1
Other expense	(10)	(17)	7
Total Corporate	$(329)	$(347)	$18

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $329 million in the current quarter compared to a net charge of $347 million in the prior year quarter. Interest expense-net increased $10 million due to higher debt balances and increased short-term rates on the Company’s U.S. and European commercial paper borrowing programs. Unallocated corporate costs increased $20 million due primarily to higher performance-related compensation accruals, higher IT operating and project-related costs and higher costs in the Company’s centers of excellence. Acquisition expenses in the prior year quarter were related to the acquisition of a 75% majority stake in U.S.-based PetDine, Pedigree Ovens, the Pound Bakery, and NutraDine. Debt extinguishment charges in the prior year quarter were related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other expense in the current quarter included railroad maintenance expenses of $32 million, partially offset by the non-service components of net pension benefit income of $7 million and foreign exchange gains from hedge activity. Other expense in the prior year quarter included railroad repairs and maintenance expenses of $31 million, partially offset by an investment revaluation gain of $9 million, the non-service components of net pension benefit income of $1 million, and other income.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022		2021
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	563		566

Net earnings and reported EPS (fully diluted)	$1,031	$1.83	$526	$0.93
Adjustments:
Debt extinguishment charges - net of tax of $9 million (1)	—	—	27	0.05
Gains on sales of assets and businesses - net of tax of $7 million (1)	(22)	(0.04)
Gain on debt conversion option - net of tax of $0 (1)	(8)	(0.01)	(7)	(0.01)
Asset impairment, restructuring, and settlement charges - net of tax of $9 million in 2022 and $0 million in 2021 (1)	40	0.07	3	0.01
Expenses related to acquisitions - net of tax of $1 million (1)	—	—	2	—
Certain discrete tax adjustments	7	0.01	(3)	(0.01)
Total adjustments	17	0.03	22	0.04
Adjusted net earnings and adjusted EPS	$1,048	$1.86	$548	$0.97

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended September 30, 2022 and 2021.

	Three months ended
	September 30,
(In millions)	2022	2021	Change
Earnings before income taxes	$1,230	$653	$577
Interest expense	97	61	36
Depreciation and amortization	260	247	13
Gains on sales of assets and businesses	(29)	—	(29)
Debt extinguishment charges	—	36	(36)
Expenses related to acquisitions	—	3	(3)
Railroad maintenance expenses	32	31	1
Asset impairment, restructuring, and settlement charges	49	3	46
Adjusted EBITDA	$1,639	$1,034	$605

	Three months ended
	September 30,
(In millions)	2022	2021	Change
Ag Services and Oilseeds	$1,166	$711	$455
Carbohydrate Solutions	391	297	94
Nutrition	242	230	12
Other Business	35	(3)	38
Corporate	(195)	(201)	6
Adjusted EBITDA	$1,639	$1,034	$605

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Nine Months Ended September 30, 2022

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, strong global demand continued due to a short crop in South America. The conflict in Ukraine resulted in even tighter global stocks of commodities and created high volatility which had a positive impact on North and South American origination prices. Global Trade results were driven by market disconnects, tight supply, strong destination marketing margins, and firm ocean freight rates. North American origination was negatively impacted by weather-related supply disruption and delayed planting and lower river levels. Crushing margins continued to benefit from strong protein and renewable diesel demand and tight oilseeds stocks. In Refined Products and Other, margins were driven by strong oil demand and tight supply with volatile energy markets driving up biodiesel margins. In Carbohydrate Solutions, demand for starches and sweeteners was solid with margins remaining steady despite higher input costs. Ethanol demand for domestic gasoline was lower, in part due to high gas prices, while export demand remained strong, driven by favorable blending economics and government incentives. Corn milling margins benefited from strong co-product results, as prices for oil and feed products rose in line with higher underlying corn prices. Corn costs were volatile and higher, in part due to a relatively low projected corn stocks-to-use ratio and uncertainty caused by the conflict in Ukraine. Nutrition benefited from overall strong demand in various food, beverage, and dietary supplement categories. In Human Nutrition, demand for flavors, flavor systems, specialty proteins, bioactives, and fibers was strong, but higher energy, transportation, and raw material costs, and a strong U.S. dollar adversely impacted results. In Animal Nutrition, amino acids pricing and margins improved due to a tighter global supply environment, partially offset by the devaluation of certain currencies and weak demand in other product lines with some premix and additives customers cutting products out of formulation due to increased ingredient, freight, and energy costs. Increased competition in Latin America also contributed to the weak demand in that region. ADM’s productivity initiatives are improving the Company’s capabilities to help mitigate the impact of inflation.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net earnings attributable to controlling interests increased $1.4 billion to $3.3 billion. Segment operating profit increased $1.7 billion to $4.9 billion and included a net charge of $46 million consisting of charges totaling $76 million related to the impairment of certain assets, restructuring, and a contingency/settlement, partially offset by gains on the sale of certain assets of $30 million. Included in segment operating profit in the prior period was a net charge of $111 million consisting of asset impairment, restructuring, and settlement charges of $133 million, partially offset by gains on the sale of certain assets of $22 million. Adjusted segment operating profit (a non-GAAP measure) increased $1.6 billion to $5.0 billion due primarily to higher results in all businesses except in Vantage Corn Processors. Corporate results in the current and prior periods were a net charge of $0.9 billion. Corporate results in the current period included a mark-to-market gain of $12 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in the prior period included a pension settlement charge of $83 million, early debt retirement charges of $36 million, a mark-to-market gain of $17 million on the conversion option of the exchangeable bonds issued in August 2020, expenses related to an acquisition of $3 million, and a restructuring charge of $4 million.

Income taxes of $679 million increased $315 million. The Company’s effective tax rate for the nine months ended September 30, 2022 was 16.9% compared to 15.8% for the nine months ended September 30, 2021. The change in the rate was due primarily to changes in the geographic mix of pretax earnings and the impact of discrete tax items.

Analysis of Statements of Earnings

Processed volumes by product for the nine months ended September 30, 2022 and 2021 are as follows (in metric tons):

	Nine Months Ended
	September 30,
(In thousands)	2022	2021	Change
Oilseeds	24,387	26,247	(1,860)
Corn	13,969	13,743	226
Total	38,356	39,990	(1,634)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in oilseeds processed volumes was primarily related to decreased crush rates resulting from the decline in global demand for rapeseed and the decline in canola crop due to the drought condition in North America, a temporarily idled facility in Paraguay due to crop failure, and the indefinite shutdown of a Ukraine facility since February 2022. The overall increase in corn processed volumes was primarily related to two dry mill facilities that were idled since April 2020 and restarted in April 2021, partially offset by the sale of the Peoria, Illinois facility in November 2021 and logistical challenges surrounding railcar availability since the second quarter of 2022.

Revenues by segment for the nine months ended nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended
	September 30,
	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$38,717	$32,860	$5,857
Crushing	9,804	8,411	1,393
Refined Products and Other	10,302	7,696	2,606
Total Ag Services and Oilseeds	58,823	48,967	9,856

Carbohydrate Solutions
Starches and Sweeteners	7,697	5,563	2,134
Vantage Corn Processors	3,001	2,346	655
Total Carbohydrate Solutions	10,698	7,909	2,789

Nutrition
Human Nutrition	2,884	2,410	474
Animal Nutrition	2,907	2,583	324
Total Nutrition	5,791	4,993	798

Other Business	305	290	15
Total	$75,617	$62,159	$13,458

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

Revenues increased $13.5 billion to $75.6 billion due to higher sales prices ($14.2 billion), partially offset by lower sales volumes ($0.7 billion). Higher sales prices of corn, oils and soybeans, and higher sales volumes of milled rice, were partially offset by lower sales volumes of soybeans, oils, and wheat. Ag Services and Oilseeds revenues increased 20% to $58.8 billion due to higher sales prices ($11.3 billion), partially offset by lower sales volumes ($1.4 billion). Carbohydrate Solutions revenues increased 35% to $10.7 billion due to higher sales prices ($2.3 billion) and higher sales volumes ($0.5 billion) despite the loss of USD-grade industrial alcohol volumes from the divested Peoria, Illinois facility. Nutrition revenues increased 16% to $5.8 billion due to higher sales prices ($0.6 billion) and higher sales volumes ($0.2 billion).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cost of products sold increased $12.0 billion to $69.8 billion due principally to higher average commodity costs and higher manufacturing expenses. Manufacturing expenses increased $0.7 billion to $5.1 billion due principally to higher energy costs, higher maintenance expenses, increased operating supplies, and higher salaries and benefit costs.

Foreign currency translation decreased revenues and cost of goods sold by $2.1 billion and $2.0 billion, respectively.

Gross profit increased $1.5 billion or 34% to $5.8 billion due principally to higher results in Ag Services and Oilseeds ($1.1 billion), Starches and Sweeteners ($280 million), and Nutrition ($151 million), partially offset by lower results in Vantage Corn Processors ($120 million) and Other ($27 million) These factors are explained in the segment operating profit discussion on page 49.

Selling, general, and administrative expenses increased $0.3 billion to $2.5 billion due principally to higher IT and project-related expenses, higher insurance costs, increased provisions for bad debt, amortization of intangibles from new acquisitions, and higher salaries and benefit costs.

Asset impairment, exit, and restructuring costs decreased $54 million to $30 million. Charges in the current period consisted of $20 million of impairments related to certain long-lived assets and $12 million of restructuring charges, presented as specified items within segment operating profit, and $2 million of restructuring adjustment in Corporate. Charges in the prior period consisted of $54 million of impairments related to certain long-lived assets and $26 million of restructuring charges, presented as specified items within segment operating profit, and $4 million of restructuring charges in Corporate.

Equity in earnings of unconsolidated affiliates increased $208 million to $606 million due primarily to higher earnings from the Company’s investments in Wilmar, Almidones Mexicanos S.A., Olenex, SoyVen, and Stratas Foods LLC.

Interest and investment income increased $93 million to $176 million due primarily to higher interest income, partially offset by lower revaluation gains of $37 million compared to $49 million in the prior period.

Interest expense increased $74 million to $262 million due to higher debt balances and increased short-term rates on the Company’s U.S. and European commercial paper borrowing programs. Interest expense in the current period also included a $12 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020 compared to a $17 million mark-to-market gain adjustment in the prior period.

Other income-net increased from a net expense of $36 million in the prior period to net income of $183 million. Income in the current period included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, a $50 million one-time payment from the USDA Biofuel Producer Recovery Program, foreign exchange gains, and other income. Expense in the prior period included a non-cash pension settlement charge of $83 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties, charges of $36 million related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025, and other expense, partially offset by gains on the sale of certain assets and disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and foreign exchange gains from hedge activity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended
	September 30,
Segment Operating Profit (Loss)	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$957	$435	$522
Crushing	1,242	812	430
Refined Products and Other	623	467	156
Wilmar	380	251	129
Total Ag Services and Oilseeds	3,202	1,965	1,237

Carbohydrate Solutions
Starches and Sweeteners	1,036	706	330
Vantage Corn Processors	63	149	(86)
Total Carbohydrate Solutions	1,099	855	244

Nutrition
Human Nutrition	470	429	41
Animal Nutrition	135	102	33
Total Nutrition	605	531	74

Other Business	78	10	68

Specified Items:
Gains (losses) on sales of assets and businesses	30	22	8
Asset impairment, restructuring, and settlement charges	(76)	(133)	57
Total Specified Items	(46)	(111)	65

Total Segment Operating Profit	$4,938	$3,250	$1,688

Adjusted Segment Operating Profit(1)	$4,984	$3,361	$1,623

Segment Operating Profit	$4,938	$3,250	$1,688
Corporate	(918)	(948)	30
Earnings Before Income Taxes	$4,020	$2,302	$1,718

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 63%. Ag Services results were significantly higher versus the prior period. Global trade results were higher, driven by strong performances in destination marketing and global ocean freight. North American origination margins and volumes were lower year-over-year. South America results were higher, driven by better origination margins on good demand for grain. Crushing was higher year over year driven by robust protein and renewable diesel demand. Positive net timing effects in the current period versus negative timing effects in the prior period helped drive higher year-over-year results. Refined Products and Other results were higher than the prior period, driven by higher margins due to strong oils demand. Biodiesel margins also benefited from direct sales compared to the historical auction sales. Equity earnings from Wilmar were higher versus the prior period.

Carbohydrate Solutions operating profit increased 29%. Starches and Sweeteners, including ethanol production from the wet mills, delivered higher results versus the prior period, driven by solid margins across sweeteners and starches and corn co-products, improved ethanol margins, and effective risk management. Sales volumes for starches and sweeteners continued their recovery, and the biosolutions platform continued to deliver revenue growth as demand for plant-based products expanded into more diverse applications. Vantage Corn Processors results were lower versus the prior period with the $50 million one-time payment from the USDA Biofuel Producer Recovery Program partially offsetting the prior period’s strong positioning gains and industrial alcohol results from the now-sold Peoria, Illinois facility.

Nutrition operating profit increased 14%. Human Nutrition delivered higher year-over-year results. Flavors results were lower driven by the impact of the strong U.S. dollar in EMEA, softer demand in Asia Pacific, and higher costs in North America. Strong sales growth in alternative proteins, including contribution from the Sojaprotein acquisition, and good demand for texturants offset some higher operating costs to help deliver better year-over-year results in Specialty Ingredients. Health and Wellness was also higher year-over-year, powered by probiotics, including the contribution from the November 2021 Deerland Probiotics and Enzymes acquisition, and robust demand for fiber and Vitamin E. Animal Nutrition profits were higher than the prior period due primarily to strength in amino acids.

Other Business operating profit increased $68 million. Higher short-term interest rates drove improved earnings in ADM Investor Services and improved underwriting performance resulted in better captive insurance results.

Corporate results for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended
	September 30,
	2022	2021	Change
	(In millions)
Interest expense-net	$(239)	$(200)	(39)
Unallocated corporate costs	(727)	(681)	(46)
Loss on sale of assets	(3)	—	(3)
Expenses related to acquisitions	(2)	(3)	1
Debt extinguishment charges	—	(36)	36
Gain on debt conversion option	12	17	(5)
Restructuring and settlement adjustment (charges)	2	(87)	89
Other income	39	42	(3)
Total Corporate	$(918)	$(948)	$30

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $0.9 billion in the current period, which was comparable to the prior period. Interest expense-net increased $39 million due to higher debt balances, increased short-term rates on the Company’s U.S. and European commercial paper borrowing programs, and interest related to a tax item. Unallocated corporate costs increased $46 million due primarily to higher IT and project-related costs and higher costs in the Company’s centers of excellence, partially offset by lower incentive compensation accruals. Debt extinguishment charges in the prior year quarter were related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Restructuring and settlement charges in the prior period included a non-cash pension settlement charge of $83 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the ADM Retirement Plant and ADM Pension Plan for Hourly-Wage Employees to independent third parties, and restructuring charges. Other income in the current period included the non-service components of net pension benefit income of $19 million, an investment revaluation gain of $37 million and foreign exchange gains from hedge activity, partially offset by railroad maintenance expenses of $41 million. Other income in the prior period included the non-service components of net pension benefit income of $12 million, an investment revaluation gain of $49 million, and other income, partially offset by railroad maintenance expenses of $34 million.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The table below provides a reconciliation of diluted EPS to adjusted EPS for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
	2022		2021
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	566		566

Net earnings and reported EPS (fully diluted)	$3,321	$5.87	$1,927	$3.41
Adjustments:
Gains on sales of assets and businesses - net of tax of $7 million in 2022 and $5 million in 2021 (1)	(20)	(0.04)	(17)	(0.03)
Asset impairment, restructuring, and settlement charges - net of tax of $14 million in 2022 and $53 million in 2021 (1)	60	0.10	167	0.30
Expenses related to acquisitions - net of tax of $1 million in 2022 and 2021 (1)	1	—	2	—
Debt extinguishment charges - net of tax of $9 million (1)	—	—	27	0.05
Gain on debt conversion option - net of tax of $0 (1)	(12)	(0.02)	(17)	(0.03)
Certain discrete tax adjustments	2	—	(4)	(0.01)
Total adjustments	31	0.04	158	0.28
Adjusted net earnings and adjusted EPS	$3,352	$5.91	$2,085	$3.69

(1) Tax effected using the U.S. and other applicable tax rates.

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the nine months ended September 30, 2022 and 2021.

	Nine months ended
	September 30,
(In millions)	2022	2021	Change
Earnings before income taxes	$4,020	$2,302	$1,718
Interest expense	262	188	74
Depreciation and amortization	774	739	35
Gains on sales of assets and businesses	(27)	(22)	(5)
Debt extinguishment charges	—	36	(36)
Expenses related to acquisitions	2	3	(1)
Railroad maintenance expenses	41	34	7
Asset impairment, restructuring, and settlement charges	74	220	(146)
Adjusted EBITDA	$5,146	$3,500	$1,646

	Nine months ended
	September 30,
(In millions)	2022	2021	Change
Ag Services and Oilseeds	$3,469	$2,243	$1,226
Carbohydrate Solutions	1,337	1,106	231
Nutrition	800	692	108
Other Business	103	15	88
Corporate	(563)	(556)	(7)
Adjusted EBITDA	$5,146	$3,500	$1,646

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

Cash provided by operating activities was $3.3 billion for the nine months ended September 30, 2022 compared to $5.9 billion for the same period last year. Working capital changes decreased cash by $1.3 billion for the nine months ended September 30, 2022 compared to an increase of $2.8 billion for the same period last year. Segregated cash and investments increased approximately $1.5 billion due to increased trading activity in the Company’s futures commission and brokerage business. Trade receivables increased $1.6 billion due to higher revenues. Inventories decreased approximately $0.6 billion due to lower inventory volumes partially offset by higher inventory prices. Other current assets increased $0.9 billion primarily due to increases in contracts and futures gains, margin deposits and grain accounts, and customer omnibus receivable. Brokerage payables increased approximately $1.7 billion due to increased customer trading activity in the Company’s futures commission and brokerage business.

Cash used in investing activities was $0.9 billion for the nine months ended September 30, 2022 compared to $1.3 billion for the same period last year. Capital expenditures for the nine months ended September 30, 2022 were $0.8 billion compared to $0.7 billion for the same period last year. Other-net for the nine months ended September 30, 2022 of $0.1 billion consisted of new and additional cost method equity investments.

Cash used in financing activities was $2.4 billion for the nine months ended September 30, 2022 compared to $1.6 billion for the same period last year. Long-term debt borrowings for the nine months ended September 30, 2022 of $0.8 billion consisted of the $750 million aggregate principal amount of 2.900% notes due 2032, compared to long-term debt borrowings for the same period last year of $1.3 billion which consisted of the $750 million aggregate principal amount of 2.700% Notes due 2051 issued on September 10, 2021 and the €0.5 billion aggregate principal amount of fixed-to-floating rate senior notes due 2022 issued in a private placement on March 25, 2021. The Company expects to apply an amount equal to the proceeds from the borrowings in the current period to finance or refinance eligible green projects and/or eligible social projects. Proceeds from the borrowings in the prior period were used to redeem debt and for general corporate purposes. Long-term debt payments of $0.5 billion for the nine months ended September 30, 2022 consisted of the €0.5 billion aggregate principal amount of fixed-to-floating rate senior notes due 2022 issued in a private placement on March 25, 2021, compared to $0.5 billion for the same period last year which consisted of the early redemption of the $500 million aggregate principal amount of 2.750% notes due 2025 in September 2021. Net payments on short-term credit agreements for the nine months ended September 30, 2022 were $0.8 billion compared to $1.7 billion for the same period last year. Dividends for the nine months ended September 30, 2022 were $0.7 billion compared to $0.6 billion for the same period last year. Share repurchases for the nine months ended September 30, 2022 were $1.2 billion compared to an insignificant amount for the same period last year.

At September 30, 2022, the Company had $1.1 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1. Included in working capital was $7.6 billion of readily marketable commodity inventories. At September 30, 2022, the Company’s capital resources included shareholders’ equity of $24.0 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.2 billion, of which $10.1 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 24% and 26% at September 30, 2022 and December 31, 2021, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 24% and 28% at September 30, 2022 and December 31, 2021, respectively. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at September 30, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2022, the Company had $1.1 billion of cash and cash equivalents, $0.5 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $6.5 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.6 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2022, the Company had $0.6 billion unused capacity of its facility under the Programs.

As of September 30, 2022, the Company has total available liquidity of $11.2 billion comprised of cash and cash equivalents and unused lines of credit.

For the nine months ended September 30, 2022, the Company spent approximately $0.8 billion in capital expenditures, $0.7 billion in dividends, and $1.2 billion in share repurchases. The Company has a stock repurchase program. Under the program, the Company has 90.5 million shares remaining as of September 30, 2022 that may be repurchased until December 31, 2024.

In 2022, the Company expects total capital expenditures of approximately $1.3 billion and additional cash outlay of approximately $0.9 billion in dividends, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2022 and December 31, 2021 were $17.9 billion and $18.6 billion, respectively.  The change is primarily related to a decrease in obligations for commitments other than energy and inventory. As of September 30, 2022, the Company expects to make payments related to purchase obligations of $16.7 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended September 30, 2022.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended September 30, 2022.

Critical Accounting Policies and Estimates

There were no material changes in the Company’s critical accounting policies and estimates during the quarter ended September 30, 2022. For a description of the Company’s critical accounting policies, estimates, and assumptions used in the preparation of the Company’s financial statements, see Part II, Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2022 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Year ended
	September 30, 2022		December 31, 2021
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$986	$99	$1,426	$143
Lowest position	112	11	(98)	(10)
Average position	403	40	671	67

The change in fair value of the average position was due to the decrease in prices of certain commodities and, to a lesser extent, the overall decrease in average quantities.

ITEM 4.    CONTROLS AND PROCEDURES

As of September 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP has given notice that it intends to appeal the dismissal. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. On March 18, 2022, the Nebraska federal district court granted ADM’s motion to transfer the GP case back to the Central District of Illinois for further proceedings. ADM moved to dismiss the complaint on May 20, 2022. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.    RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended September 30, 2022.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
July 1, 2022 to
July 31, 2022	205,743	$79.362	205,587	101,998,106

August 1, 2022 to
August 31, 2022	4,636,133	84.398	4,633,816	97,364,290

September 1, 2022 to
September 30, 2022	6,882,764	86.128	6,879,181	90,485,109
Total	11,724,640	$85.325	11,718,584	90,485,109

(1)Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2022, there were 6,056 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

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

Dated: October 25, 2022