Form 10-K
period 2022-12-31
Archer-Daniels-Midland Co
filed 2023-02-14
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, no par value—$43.2 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 30, 2022)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—548,008,680 shares
(February 13, 2023)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Company Overview

Archer-Daniels-Midland Company (the Company or ADM) unlocks the power of nature to enrich the quality of life. The Company is an indispensable global agricultural supply chain manager and processor; a premier human and animal nutrition provider; a trailblazer in groundbreaking solutions to support healthier living; an industry-leading innovator in replacing petroleum-based products; and a leader in sustainability. ADM’s breadth, depth, insights, facilities and logistical expertise give the Company unparalleled capabilities to meet demand driven by global trends related to food security, health and well-being, and sustainability of the agriculture and food value chains. From the seed of the idea to the outcome of the solution, ADM gives customers an edge in solving the nutritional and sustainability challenges of today and tomorrow.

The Company is one of the world’s leading producers of ingredients for sustainable nutrition. From staple foods, such as flour, oils, and sweeteners, to innovative alternatives like plant-based meat and dairy, ADM offers the industry’s broadest portfolio of food and beverage solutions. The Company is also a leader in animal nutrition. Today, more and more people want to feed their pets with the same kind of clean, simple, and healthy products that they eat themselves, and consumers expect livestock and poultry to be fed and raised naturally, humanely, and sustainably. ADM offers a range of ingredients, flavors, and solutions from nature to meet every animal’s needs.

ADM is a global leader in health and well-being, with an industry-leading range of probiotics, enzymes, supplements, and more to meet the needs of consumers looking for new ways to live healthier lives. The Company is also leading the way to a future of new plant-based consumer and industrial solutions to replace petroleum-based products.

ADM also has significant investments and joint ventures that aim to expand or enhance the market for its products or offer other benefits including, but not limited to, geographic or product-line expansion.

At ADM, sustainable practices and a focus on environmental responsibility are foundational to the Company’s purpose and culture, and integral to the growth strategy of the Company and to the work the Company does every day to serve customers and create value for shareholders. ADM’s Board of Directors actively oversees the Company’s sustainability strategy through a board-level Sustainability and Corporate Responsibility Committee (Sustainability Committee), and ADM’s Chief Sustainability Officer is part of the core strategy team and reports to the Chief Strategy Officer.

Utilizing ADM’s unique position in the agricultural value chain, including relationships with 210,000 farmers and an unparalleled global origination, transportation, and processing network, the Company is enhancing sustainability across the multiple value chains in which it operates. ADM works with growers by supporting them with personalized services and innovative technologies and partnering with them to develop and enhance sustainable and regenerative practices. The Company is actively working to improve the efficiency of its facilities and vehicles, finding alternative uses for waste, reusing and recycling water, and sequestering carbon at its onsite capture and storage facility. ADM’s broad array of products from nature are meeting needs for more sustainable solutions spanning food and beverage, fuels, and industrial and consumer products.

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

The Company is equally committed to diversity, equity, and inclusion. ADM fundamentally values the differences between individuals and believes a variety of perspectives makes for a better company.

The Company’s innovation and expertise are helping people live healthier lives and support a healthier planet. The Company’s globally-integrated footprint combines with local insights to give ADM capabilities few other companies have – ensuring that it meets critical and global needs.

Item 1.	BUSINESS (Continued)

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

Ag Services and Oilseeds

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. The Company engages in various structured trade finance activities to leverage its global trade flows.

The Company has a 32.2% equity interest in Pacificor. Pacificor owns and operates grain export elevators in Kalama, Washington and Portland, Oregon.

The Company has a 22.5% equity interest in Wilmar International Limited (Wilmar), a Singapore publicly listed company. Wilmar is a leading global agribusiness group headquartered in Asia engaged in the businesses of packaged oils and packaged foods, oil palm cultivation, oilseeds crushing, edible oils refining, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

The Company has a 50.0% equity interest in Stratas Foods LLC, a joint venture between ADM and ACH Jupiter, LLC, a subsidiary of Associated British Foods, that procures, packages, and sells edible oils in North America.

The Company has a 50.0% equity interest in Edible Oils Limited, a joint venture between ADM and Princes Limited to procure, package, and sell edible oils in the United Kingdom.  The Company also formed a joint venture with Princes Limited in Poland to procure, package, and sell edible oils in Poland, the Czech Republic, Slovakia, Hungary, and Austria.

The Company has a 37.5% equity interest in Olenex Sarl (Olenex), a joint venture between ADM and Wilmar that produces and sells a comprehensive portfolio of edible oils and fats to customers around the globe.  In addition, Olenex markets refined oils and fats from the Company’s plants in the Czech Republic, Germany, the Netherlands, Poland, and the U.K.
The Company has a 50.0% equity interest in SoyVen, a joint venture between ADM and Cargill to provide soybean meal and oil for customers in Egypt.

The Company is a supplier of raw materials to Wilmar, Stratas Foods LLC, Edible Oils Limited, SoyVen, and Olenex.

Item 1.	BUSINESS (Continued)

Carbohydrate Solutions

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers and ethanol for use in gasoline due to its ability to increase octane as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids, which are used in various food and industrial products. The Carbohydrate Solutions segment has announced various memorandums of understanding with potential strategic partners leveraging our core production capabilities and carbon sequestration experience to facilitate the production of low carbon, bio-based products such as sustainable aviation fuel and innovative renewable chemicals. In November 2021, the Company sold its ethanol production complex in Peoria, Illinois. In August 2022, the Company launched two joint ventures, GreenWise Lactic and LG Chem Illinois Biochem, with LG Chem, a leading global diversified chemical company, for the U.S. production of lactic acid and polylactic acid to meet growing demand for a wide variety of plant-based products, including bioplastics.

The Company has a 50.0% equity interest in Hungrana Ltd. which operates a corn wet milling plant in Hungary.

The Company has a 50.0% equity interest in Almidones Mexicanos S.A. which operates a corn wet milling plant in Mexico.

The Company has a 50.0% equity interest in Aston Foods and Food Ingredients, a Russian-based sweeteners and starches business.

Nutrition

The Nutrition segment serves various end markets including food, beverages, nutritional supplements, and feed premix and additives for livestock, aquaculture, and pet food. The segment engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods.

The Company has a 45.3% equity interest in Vimison S.A. de C.V., a leader in the animal nutrition industry in Mexico.
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

Insurance activities include Agrinational Insurance Company (Agrinational) and its subsidiaries. Agrinational, a wholly owned subsidiary of ADM, provides insurance coverage for certain property, casualty, marine, credit, medical, and other miscellaneous risks of the Company. Agrinational also participates in certain third-party reinsurance arrangements.

Item 1.	BUSINESS (Continued)

Corporate

Corporate includes the activities related to cost method investments in early-stage start-up companies within ADM Ventures. In addition to identifying companies to invest in, ADM Ventures also works on select high-potential, new product development projects and alternative business models, all with the objective of supporting the Company’s strategic objectives.

Methods of Distribution

The Company’s products are distributed mainly in bulk from processing plants or storage facilities directly to customers’ facilities.  The Company has developed a comprehensive transportation capability to efficiently move both commodities and processed products virtually anywhere in the world.  The Company owns or leases trucks, trailers, railroad tank and hopper cars, river barges, towboats, and ocean-going vessels used to transport the Company’s products to its customers.

Concentration of Revenues by Product

The following products accounted for 10% or more of revenues for the following periods:

	% of Revenues
	Year Ended December 31
	2022	2021	2020
Soybeans	17%	18%	18%
Corn	14%	14%	12%
Soybean Meal	12%	12%	14%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  Acquisitions, especially in the Nutrition segment, expand the Company’s ability to unlock the potential of nature and serve customers’ evolving and expanding nutritional needs through its offering of natural flavor and ingredient products. The Company does not expect any individual new product to have a significant impact on the Company’s revenues in 2023.

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

Some of the principal crops that ADM sources and processes present specific climate change risks. For example, South American soy and global palm present risks of deforestation due to their proximity to the forest and other high-carbon-value landscapes. In addition, when not managed appropriately, row crops such as corn, soy, wheat, and canola present environmental risks such as water quality impairment, erosion, soil degradation, and GHG emissions. However, these crops also present an opportunity to combat climate change through their ability to sequester carbon in the soil using regenerative agricultural practices. In 2022, ADM launched its “re: generations” program to engage and encourage growers in its supply chain to implement regenerative agriculture practices. In the first year of the program, the Company exceeded its goal to enroll one million acres.

Item 1.	BUSINESS (Continued)

Under the stewardship of ADM’s Board of Directors, the Company has established several key social and environmental policies that collectively outline expectations for its employees, business partners and contractors, and the Company as a whole with respect to its sourcing operations. These policies set the standards that govern the Company’s approach to environmental stewardship, employee conduct, and raw material sourcing, among other areas, and outline ADM’s positions on issues of widespread public interest. These standards are included in, among others, the Company’s Code of Conduct; Environment, Health, and Safety Policy; Human Rights Policy; Commitment to Protect Forests, Biodiversity, and Communities; Statement on Genetically Modified Organisms; Statement on Animal Testing; Commitment to Anti-Corruption Compliance; Protocol for Managing Supplier Non-Compliance and ADM Supplier Expectations, all of which are available on the Company’s website (see Item 1, Business - Available Information).

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

Trademarks, Brands, Recipes, and other Intellectual Property

The Company owns trademarks, brands, recipes, and other intellectual property including patents, with a net book value of $809 million as of December 31, 2022. The Company does not consider any segment of its business to be dependent upon any single or group of trademarks, brands, recipes, or other intellectual property.

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

Competition

The Company has significant competition in the markets in which it operates based principally on price, foreign exchange rates, quality, global supply, and alternative products, some of which are made from different raw materials than those utilized by the Company.  Given the commodity-based nature of many of its businesses, the Company, on an ongoing basis, focuses on managing unit costs and improving efficiency through technology improvements, productivity enhancements, and regular evaluation of the Company’s asset portfolio. The Company’s Nutrition business is a vertically integrated business that provides ingredients and solutions for human, animal, and pet in a highly competitive environment with a variety of companies offering the same products and services. The industry includes ingredient suppliers, contract manufacturers, global fast moving consumer goods companies, and private label brands, as well as smaller companies that specialize in specific niche markets. The Company focuses on staying ahead of the curve in terms of innovation and science-based solutions, building direct-to-consumer sales channels and focusing on consumer needs, expanding into new markets, building strategic partnerships, leveraging data and technology, and building a strong distribution network.

Item 1.	BUSINESS (Continued)

Research and Development

Research and development expense during the year ended December 31, 2022, net of reimbursements of government grants, was $216 million.

The Company’s laboratories and technical innovation centers around the world enhance its ability to interact with customers globally, not only to provide flavors, but also to support the sales of other food ingredients. Since the acquisition of Wild Flavors in 2014, additional laboratories have been added, including food & beverages applications laboratories in Fort Collins, Colorado; Bergamo, Italy; Shanghai, China; and Rotterdam, Netherlands. The Company also expanded laboratories in Decatur and Champaign, Illinois. In 2021, the Company also opened a plant-based innovation laboratory hub in Singapore to develop nutritious products to meet growing food and beverage demand in the Asia-Pacific region. In March 2022, ADM opened a state-of-the-art Customer Creation & Innovation Center in Hortolandia, Brazil, that has technical capabilities that allow it to serve customers in Latin America and globally. In April 2022, the Company announced a new protein innovation center to further expand ADM’s innovation complex in Decatur, Illinois and enhance the Company’s ability to work closely with customers to develop custom solutions to meet their needs. The new innovation center, which is expected to be inaugurated by the second half of 2023, will bring together laboratories, test kitchens, and pilot-scale production capabilities to power new innovation.

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

With the acquisition of Neovia in early 2019, ADM further expanded its research and development capabilities in Animal Nutrition, globally. In December 2019, the Company opened a new Animal Nutrition technology center in Decatur, Illinois, to further expand its animal nutrition capabilities to support customer innovation in pet and aqua food production in North America. In November 2021, the Company opened a new animal nutrition laboratory in Rolle, Switzerland to support the development of science-based feed additives to meet worldwide customer needs for pet food, aquaculture, and livestock species. In January 2022, the Company opened its aquaculture innovation laboratory in Decatur, Illinois. This laboratory extends ADM’s international research and development capabilities to a new region, building on existing aquaculture research facilities located in Brazil, Mexico, and Vietnam.
ADM Ventures continues to select high-potential, new product development projects in partnership with the business units. ADM Ventures further expanded its equity investments and has early-stage start-up companies in its portfolio which are focused on areas involved in developing next generation products for human and animal nutrition, microbiome technologies, and AgTech, and is continually looking at others in which ADM may choose to invest. For example, the Company is continuing to explore opportunities around precision fermentation in which microbes, rapidly grown in fermenters fed by dextrose, transform the sugars into a wide variety of products for food, feed, and fiber. These investments allow for strategic insights as well as collaboration opportunities, which the team is aggressively pursuing.

The Company is continuing to invest in research to develop a broad range of key intermediate materials that serve as platforms for producing a variety of sustainable packaging products. Conversion technologies include utilizing expertise in fermentation, process chemistry, and catalysis. The Company’s current portfolio includes products that are in the early development phase and those that are close to pilot plant demonstration. The Company has a memorandum of understanding with P2 Science Inc. to evaluate product opportunities in plant-based, renewable chemicals and materials.

Item 1.	BUSINESS (Continued)

In August 2022, the Company launched two joint ventures with LG Chem for U.S. production of lactic acid and polylactic acid to meet growing demand for a wide variety of plant-based products, including bioplastics. Pending final investment decisions, the joint ventures have chosen Decatur, Illinois as the location of their intended production facilities. Also in August 2022, the Company and Nurasa inaugurated the ScaleUp Bio joint venture. ScaleUp Bio entered into a multi-year partnership with the Agency for Science, Technology, and Research’s Singapore Institute of Food and Biotechnology Innovation to establish a joint laboratory focused on precision fermentation. The joint laboratory will provide technological development and precision fermentation for companies producing a wide variety of bio-based products, including alternative proteins, to serve growing consumer demand in Singapore and the wider Asia-Pacific region. Scheduled to be operational in the first quarter of 2023, the joint laboratory will be situated within the Biopolis innovation center in Singapore.

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

In August 2022, the Company announced a long-term strategic partnership with Benson Hill, Inc., a food tech company unlocking the natural genetic diversity of plants, to scale innovative high protein soy ingredients that will help meet the rapidly growing demand for plant-based proteins. The partnership will serve a variety of plant-based food and beverage markets to meet the savory, sweet, and dairy needs of customers.

Environmental, Social, and Governance (ESG)

The Company knows that the health of our natural resources is critical to our future, and that its commitments to sustainable practices will result in a stronger ADM and a better world. ADM is committed to being a force for change in developing innovative, sustainable solutions in agriculture, food and nutrition, industrial and consumer products, energy, and packaging materials while pursuing ways to continually improve the Company’s efforts in both protecting the environment and enhancing environmental sustainability. The United Nations Development Programme created the Sustainable Development Goals (SDG) blueprint as a universal call to action to end poverty, protect the planet, and ensure that all people enjoy peace and prosperity. ADM focuses its efforts toward goals that align with its business objectives and allow the Company to make the greatest contribution towards the achievement of the SDG, specifically Zero Hunger, Clean Water and Sanitation, Decent Work and Economic Growth, Climate Action, and Life On Land.

Governance
The Sustainability Committee of the Board actively oversees the Company’s objectives, goals, strategies, and activities relating to sustainability and corporate responsibility matters. The Sustainability Committee also oversees the Company’s compliance with sustainability and corporate responsibility laws and regulations, assesses performance relating to industry benchmarks, and assists the Board of Directors in ensuring that the Company operates as a sustainable organization and responsible corporate citizen in order to enhance shareholder value and protect ADM’s reputation. The Company’s Chief Sustainability Officer works with the Chair of the Sustainability Committee to set the agendas for the meetings and also attends the meetings. As for ADM management, the Executive Council of ADM, the Company’s highest strategic and operational body, provides close supervision of the Company’s ESG efforts and in-depth review of sustainability issues. Because the Company considers sustainability integral to its strategy, the Chief Sustainability Officer reports to the Chief Strategy Officer and is a key member of the strategy team. Furthermore, regional sustainability teams, along with the corporate sustainability team, support the Chief Sustainability Officer to drive sustainability efforts in the Company’s facilities and supply chains around the world. ADM’s sustainability efforts are also supported by the Centers of Excellence (CoE), such as the Utilities CoE, Diversity, Equity and Inclusion CoE, and Environmental, Health and Safety (EHS) CoE, each of which drives efficiency programs in its area of focus.

Strategy
The Company aims to mitigate climate change through renewable product and process innovations, supply chain efforts including a commitment to no-deforestation and regenerative agriculture, and a strategic approach to operational excellence with a focus on enhancing the efficiency of ADM’s production plants throughout its global operations.

Item 1.	BUSINESS (Continued)

ADM believes sustainability is critical to its future growth strategy. ADM’s strategic plan of sustainable growth leverages the trends and technologies in sustainability to help the Company grow and create value for its stakeholders. Ag Services and Oilseeds is focused on traceability of sourcing and differentiation and working with growers on low carbon agricultural practices and products. Carbohydrate Solutions is focused on decarbonization efforts that increasingly position the segment to offer low-carbon intensity feedstocks for biosolutions and biomaterials, including fuel solutions, to replace petroleum-based products. Nutrition is focused on developing alternative proteins that can reduce the amount of animal-based proteins that are sources of methane and GHG emissions. The growth of these projects and businesses will be integral to supporting the objective of helping the planet limit total global warming to the 1.5°C threshold indicated by the United Nations. In 2022, the Company added the achievement of gender parity and greenhouse gas emission goals to executive performance measurement to reflect the strategic importance of ESG to its business.

Moreover, ADM has a large industrial footprint and believes it is important to reduce GHG emissions related to its business activities and the entire agricultural supply chain. The Company continues to use internal and external resources to identify opportunities and take action to reduce its GHG emissions globally to meet its continued commitment to mitigate the effects of climate change.

In 2020, ADM announced its environmental stewardship goals, collectively called “Strive 35” – an ambitious plan to, by 2035, reduce absolute Scope 1 and 2 GHG emissions by 25 percent from a 2019 baseline, reduce energy intensity by 15 percent, reduce water intensity by 10 percent, and achieve a 90 percent landfill diversion rate. To support the Company’s Strive 35 environmental goals, ADM developed a feasibility study with a leading engineering professional services firm that provides the technology pathway for absolute reduction of GHG by 2035. The Company has also committed to develop a global strategy focused on improving community well-being in priority watersheds, including water-stressed areas, by 2025. In 2022, the Company achieved full traceability of its direct and indirect sourcing throughout its soy supply chains in Brazil, Paraguay, and Argentina. ADM aims to eliminate deforestation from all of the Company’s supply chains by 2025.

As of December 31, 2021, the Company reduced absolute GHG emissions by 6% and achieved 83.8% of its waste diverted from landfill.

In 2021, ADM announced its Scope 3 GHG reduction goal, focused upon the five most material Scope 3 categories for the Company: purchased goods and services; fuel and energy related emissions; upstream transportation and distribution; waste; and processing of solid products/goods. ADM aims to reduce its absolute Scope 3 emissions by 25% from a 2019 baseline by 2035.

In 2022, the Company published ADM’s Net Zero Aspiration: Carbon Reduction Program Assessment, a report of ADM’s carbon reduction progress and exploration to support its aspiration of net zero emissions by 2050 at the latest. The report can be accessed through the Company’s website at http://www.adm.com.

The Company anticipates spending between $270 million to $430 million on capital projects to achieve the Strive 35 targets. ADM has spent $87 million on projects in support of these goals since inception, of which $64 million was spent in 2022.

During the year ended December 31, 2022, the Company spent $56 million specifically to improve equipment, facilities, and programs for pollution control and compliance with the requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment.

ADM’s corporate social investment program, ADM Cares, aligns the Company’s corporate giving with its business strategies and sustainability objectives. Through the program, ADM works to sustain and strengthen its commitment to communities where ADM colleagues work, live, and operate by directing funding to initiatives and organizations driving meaningful social, economic, and environmental progress. The ADM Cares team evaluates potential projects submitted for funding to ensure they meet eligibility criteria, such as initiatives that support education, food security and hunger relief, or safe, responsible, and environmentally sound agricultural practices in critical growing regions around the world. In 2022, the Company directed $13 million to support Ukrainian colleagues and extend philanthropic support to those in need, including direct financial support, housing, and grants to non-profit organizations, such as the World Food Programme and Doctors Without Borders.

Item 1.	BUSINESS (Continued)

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

In each of the scenarios, the Company identified potential sourcing shifts and limitations, operational changes, physical impacts, and opportunities. The primary risks identified fall into two categories: physical and transition. Key opportunities are related to product and service offerings.

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

Products and Services Opportunities
• Development and expansion of low-emission goods and services could lead to increased revenues resulting from increased demand. As various renewable fuel standards are implemented around the world, ADM has an opportunity to capitalize on the increased demand through the production and sale of ethanol, biodiesel, and renewable diesel.
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

Metrics and Targets
Metrics and targets are available in ADM’s Corporate Sustainability Report which can be accessed through its website at http://www.adm.com.

References to the Company’s website address in this report are provided as a convenience and are not incorporated by reference. See Available Information on page 15 for more information.

Item 1.	BUSINESS (Continued)

Income Taxes
The Company has a responsibility to ensure that all ADM businesses within the Company follow responsible tax practices. ADM manages its tax affairs based upon the following key principles:
–a commitment to paying tax in compliance with all applicable laws and regulations in the jurisdictions in which the Company operates;
–a commitment to the effective, sustainable, and active management of the Company’s tax affairs; and
–developing and sustaining open and honest relationships with the governments and jurisdictions in which the Company operates regarding the formulation of tax laws.

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

The Company’s culture is focused on Integrity, Performance, Innovation, Diversity, Equity, and Inclusion. ADM is a truly global company of approximately 42,000 employees working together to achieve extraordinary results. Talented colleagues can be found in a wide variety of roles – including front-line production workers, supply chain experts who deliver to customers all over the world, engineering teams who continuously improve the Company’s operations, sales and commercial teams who work closely with customers, finance professionals, and so many more. ADM continues to develop its workforce to remain relevant and deliver on the Company’s growth aspirations with a strong focus on sustainability.

The following tables set forth information about the Company’s employees as of December 31, 2022.

Number of Employees by Contract and Region

	Salaried	Hourly	Part-Time/ Seasonal	Total
North America	9,159	11,075	252	20,486
EMEA	5,568	4,702	563	10,833
South America	2,555	4,421	783	7,759
Asia Pacific	1,512	930	35	2,477
Central America/Caribbean	245	193	8	446
Total	19,039	21,321	1,641	42,001

Number of Employees by Type and Gender

	Male	%	Female	%	Total	%
Full-time	30,775	76%	9,585	24%	40,360	100%
Part-time	703	43%	938	57%	1,641	100%
Total	31,478	75%	10,523	25%	42,001	100%

Item 1.	BUSINESS (Continued)

Percentage of Employees by Level and Gender

	Percentage
	2022			2021
	Male	Female	Total	Male	Female	Total
Executive Council	71%	29%	100%	72%	28%	100%
Senior Leadership	72%	28%	100%	74%	26%	100%
Salaried Colleagues	62%	38%	100%	63%	37%	100%

Part of ADM’s vision is to promote a diverse workplace with equitable opportunities for all its employees within an inclusive culture to make sure all colleagues globally feel they belong and make meaningful contributions to the success of each other and the Company. ADM brings together colleagues with many different backgrounds, perspectives, and experiences. These global teams drive innovative thinking, creating growth opportunities through diversity of thought. The Company’s comprehensive diversity, equity, and inclusion (DE&I) strategy includes four focus areas: Leadership Engagement & Communication, Recruitment, Advancement & Retention, and Networks & Sponsorships. In order to ensure that the Company’s global DE&I strategy aligns with its business strategy, ADM formed a global DE&I council with strong presence in four regions of the world. ADM is a signatory to the CEO Action for Diversity, a coalition of CEO’s committing to specific actions towards diversity and has made a commitment through Paradigm for Parity® to achieve gender parity in its senior leadership team by 2030. Since making this commitment in 2018, the Company has improved its gender diversity from 21% to 28%. ADM is proud of its achievements to date, and the Company will continue to strengthen diversity within middle management and entry-level hiring so the progress at the senior leadership level is sustainable over the long-term. This is a key cultural strategic priority that will continue to strengthen the Company’s ability to innovate and drive profitable growth. At the industry level, ADM has been a key partner in the establishment of Together We Grow, a consortium of agricultural industry leaders united in a shared belief that American agriculture’s best days are yet to come. Emphasizing diversity and inclusion, Together We Grow works to build a modern workforce with the skills, experience, and capabilities needed to keep pace with the growing world.

The Nominating and Corporate Governance Committee has worked hard to recommend nominees who have skills and experiences relevant to ADM’s strategy and operations and who reflect the diversity of the world around us. As of December 31, 2022, 58% of ADM’s 12 board members are diverse – six are African-American, Hispanic or Asian, and three are women. Detailed information with respect to the Board’s composition is set forth in “Proxy Summary – Director Nominee Diversity, Age, Tenure, and Independence” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before May 1, 2023 and is incorporated herein by reference.

The Company believes diversity, equity, and inclusion are key business priorities that will enable ADM to continue innovating, driving growth through customer focus, and delivering outstanding performance for shareholders.

In 2021, ADM launched the first of its Employee Resource Groups (ERGs) focused on women as part of the Company’s DE&I vision and strategy. The ERGs, also known as Affinity Groups, are voluntary, employee-led groups where colleagues with shared experiences, interests or goals can come together in a safe space to provide support, build a sense of community, and promote personal and professional development. Recognizing the broad spectrum of intersectionality, the Company expanded its ERGs in 2022 across its four regions (North America, APAC, EMEA, and LATAM) to include, depending on geographic relevance, Multicultural, Black Colleague League, and LGBTQIA+ affinity groups.

ADM holds an annual Women’s Leadership Summit – a two-day virtual event aimed at developing, inspiring, and empowering the Company’s female leaders in each of the Company’s four regions. These events are designed to provide participants with tools to help navigate career development to advance more women into senior leadership roles. The summit features motivational speakers and roundtable discussions with members of ADM’s leadership, Executive Committee, members of the Board of Directors, and external coaches and trainers dedicated to addressing the leadership gender gap in corporate America.

Item 1.	BUSINESS (Continued)

Compensation and Benefits

ADM offers market-competitive pay, benefits, and services that help meet the needs of its employees. The Company’s global rewards package includes base pay, short-term incentive plans, long-term equity grants, paid time-off, employee assistance programs, and benefits that meet the country-specific competitive markets in which ADM operates. ADM’s global bonus plan has clearly defined enterprise metrics and objectives which are the same for all eligible employees – creating a strong team spirit and fostering collaboration among colleagues.

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

ADM’s annual voluntary employee turnover rate for full-time colleagues in 2022 of 12.2% was up from the turnover rate in 2021 of 11.3%.

	December 31, 2022	December 31, 2021
Average Years of Service	8.3	8.4
Annual Voluntary Attrition	12.2%	11.3%

Workplace Safety

ADM is committed to providing a safe working environment for all of its employees and contractors. For the last several years, the Company has been on a journey to a goal of zero injuries – building a safety culture so everyone will go home safely to their families and the things that are most important to them.

In 2022, about 76% of ADM’s sites completed the year without recordable injuries and about 89% without lost workday injuries. The Company’s Total Recordable Incident Rate of 0.73 and Lost Workday Incident Rate of 0.21 were unchanged in 2022.

ADM finished 2022 with two fatalities after a record 665 days with no fatalities. In 2022, the Company had 12 serious injuries and is on track to reduce serious injuries by 50% in 2025 from a 2020 baseline. The Company continues to take steps to further enhance the safety of its workplaces and maintains a goal of zero fatalities. Through the guidance of the Environmental, Health, and Safety CoE, the operations teams focused on three programs to reduce the most serious injuries:

–“Take Control” program, which identified over 65,000 machine access and guarding opportunities globally;
–Near-miss Reporting and Investigation; and
–New Colleague Integration program.

Through continued application of these programs, ADM aims to achieve a 18% reduction in recordable injuries in 2023 compared to 2022.

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

Item 1.	BUSINESS (Continued)

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

The risk pillars that follow are the main risks that the ERM Program focuses on to protect and enhance shareholder value and promote socially responsible behaviors through intentional risk mitigation plans based on management-defined risk limits. The areas of risk mitigation emphasis include operational efficiencies, strategic and economic factors, geopolitical relationships, environmental, social, and governance solutions, technological advancement and threat prevention, and financial and regulatory risks.

Operational Risks

The Company is exposed to potential business disruption which could adversely affect the Company’s operating results.

The assets and operations of the Company could be subject to unplanned downtime or extensive property damage and business disruption from various events which include, but are not limited to, equipment failure, raw material shortages, natural disasters, severe weather conditions, accidents, explosions, fires, or other unexpected outages. ADM is committed to resiliency but these efforts may not resolve emergencies timely or effectively, and the associated liability which could result from these risks may not always be covered by or could exceed liability insurance.

The Company’s operations rely on dependable and efficient transportation services, the disruption of which could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  The Company relies on access to navigable rivers and waterways in order to fulfill its transportation obligations more effectively.  In addition, if certain non-agricultural commodity raw materials, such as water or certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Any major lack of available water for use in certain of the Company’s processing operations could have a material adverse impact on operating results.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including, but not limited to, disruptions resulting from weather, high or low river water conditions, economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, interruption of energy supply, and unavailable or poor supplier credit conditions.

Item 1A.	RISK FACTORS (Continued)

Fluctuations in energy prices could affect the Company’s operating results.

The Company’s operating costs and the selling prices of certain finished products are sensitive to changes in energy prices.  The Company’s processing plants are powered principally by electricity, natural gas, and coal.  The Company’s transportation operations are dependent upon diesel fuel and other petroleum-based products.  Significant increases in the cost or access of these items, including any consequences of regulation or taxation of greenhouse gases, could adversely affect the Company’s production costs and operating results. The Company continues to use internal and external resources to identify opportunities and take action to reduce its energy intensity globally to meet its demand while mitigating the effects of climate change.

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

The Company may fail to realize the benefits of or experience delays in the execution of its growth strategy.

As the Company executes its growth strategy, through both organic and inorganic growth, it may encounter risks which could result in increased costs, decreased revenues, and delayed synergies. Growth in new geographies outside the U.S. can expose the Company to volatile economic, political, and regulatory risks that may negatively impact its operations and ability to achieve its growth strategy. Expanding businesses where the Company has limited presence may expose the Company to risks related to the inability to identify an appropriate partner or target and favorable terms, inability to retain/hire strategic talent, or integration risks that may require significant management resources that would have otherwise been available for ongoing growth or operational initiatives. Acquisitions may involve unanticipated delays, costs, and other problems. Due diligence performed prior to an acquisition may not identify a material liability or issue that could impact the Company’s reputation or adversely affect results of operations resulting in a reduction of the anticipated acquisition benefits. Additionally, acquisitions may involve integration risks such as: internal control effectiveness, system integration risks, the risk of impairment charges related to goodwill and other intangibles, ability to retain acquired employees, and other unanticipated risks.

The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures and may not be able to monetize the investments at an attractive value when the Company decides to exit the investments.

The Company has $5.5 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to governance and management activities.  Net sales to unconsolidated affiliates during the year ended December 31, 2022 were $7.8 billion.  Risks related to these investments may include: the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; and the risk that the Company may not be able to resolve disputes with the partners.  The Company may encounter unanticipated operating issues, financial results, or compliance and reputational risks related to these investments. The Company mitigates this risk using controls and policies related to joint venture formation, governance (including board of directors’ representation), merger and acquisition integration management, and harmonization of joint venture policies with the Company’s policies and controls.

Item 1A.	RISK FACTORS (Continued)

The Company faces risks related to health epidemics, pandemics, and similar outbreaks.

While ADM has effectively managed through the risks arising from the pandemic caused by the novel coronavirus (COVID-19), and has implemented mitigation actions across global operations that have had a positive impact on its customers, employees, local communities, and other stakeholders, the Company could be materially impacted in the future if a more severe variant or other disease would arise causing disruptions far more severe than the Company has recently experienced. In such circumstances, ADM may be unable to perform fully on its contractual obligations, critical global supply chain and logistical networks may be affected, and costs and working capital needs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, demand for certain products that ADM produces, particularly biofuels and ingredients that go into food and beverages that support the food services channels, could be materially impacted from a prolonged regional or global outbreak, leading to government-imposed lockdowns, quarantines, or other restrictions.

Strategic and Economic Risks

Agricultural commodities, agricultural commodity products, and non-agricultural commodity raw materials the Company procures, transports, stores, processes, and merchandises can be affected by various factors beyond the Company’s control.

The availability and prices of agricultural commodities are subject to wide fluctuations, including impacts from factors outside the Company’s control such as changes in market conditions, weather conditions, crop disease, plantings, government programs and policies, climate change, competition, and changes in global demand, which could adversely affect the Company’s operating results.  The Company uses a global network of procurement, processing, and transportation assets, as well as robust communications between global commodity merchandiser teams, to continually assess price and basis opportunities. Management-established limits (including a corporate wide value-at-risk metric), with robust internal reporting, help to manage risks in pursuit of driving performance. Additionally, the Company depends globally on agricultural producers to ensure an adequate supply of the agricultural commodities.

Reduced supply of agricultural commodities and rising costs of non-agricultural commodity raw materials could adversely affect the Company’s profitability by increasing the cost of raw materials and/or limiting the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities and products in an efficient manner. High and volatile commodity and non-agricultural commodity prices can place more pressures on short-term working capital funding. Conversely, if supplies are abundant and crop production globally outpaces demand for more than one or two crop cycles, price volatility is somewhat diminished. This could result in reduced operating results due to the lack of supply chain dislocations and reduced market spread and basis opportunities.

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

Item 1A.	RISK FACTORS (Continued)

The Company is subject to economic downturns and regional economic volatilities, which could adversely affect the Company’s operating results.

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 64 percent of the Company’s long-lived assets are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, and Brazil) and emerging market areas. One of the Company’s strategies is to expand the global reach of its core model, which may include expanding or developing its business in emerging market areas. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, epidemic outbreaks and economic recovery, limitations or regulations affecting trade flows, local currency concerns, and other economic and political instability.  Political fiscal instability could generate intrusive regulations in emerging markets, potentially creating unanticipated assessments of taxes, fees, increased risks of corruption, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies, although the nature of many of the Company’s products (i.e. food and feed ingredients) is less sensitive to demand reductions in any economic downcycles. The Company mitigates this risk in many ways, including country risk and exposure analysis, government relations and tax compliance activities, and robust ethics compliance training requirements.

The Company has significant competition in the markets in which it operates and is subject to industry-specific risks which could adversely affect the Company’s operating results.

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

The Company is subject to industry-specific risks which include, but are not limited to: launch of new products by other industries that can replace the functionalities of the Company’s production; shifting consumer preferences; and product safety and quality. In the case of the Nutrition business, while maintaining efficient and cost-effective operations are important, the ability to drive innovation and develop quality nutritional and wellness solutions for human and animal needs are key factors to remain competitive in the nutrition market. Certain of the Company’s merchandised commodities and finished products are used as ingredients in livestock and poultry feed.  The Company is subject to risks associated with economic, product quality, feed safety or other factors which may adversely affect the livestock and poultry businesses, including the outbreak of disease in livestock and poultry, for example African swine fever, which could adversely affect demand for the Company’s products used as ingredients in feed.  In addition, ADM’s increased investment in the flavors and ingredients businesses exposes the Company to increased risks related to rapidly changing consumer preferences and the impacts these changes could have on the success of certain of the Company’s customers. The Company continually assesses opportunities and demand in various regions.

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

Environmental, Social, and Governance Risks

The Company may be impacted by carbon emission regulations in multiple regions throughout the globe.

The production of the Company’s products uses materials that can create emissions of certain regulated substances, including GHG emissions. Such regulated emissions also include indirect emissions that occur in the value chain as the result of activities from assets now owned or controlled by the Company. A number of jurisdictions where the Company has operations have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions impacting climate change and rising sea levels including, but not limited to, the United States, Canada, Mexico, the European Union and its member states, and China. In particular, the State of Illinois recently enacted legislation intended to eliminate carbon emissions by 2050. The Company’s operations located in countries with effective and applicable carbon pricing and regulatory programs, currently meet their obligations in this regard with no significant impact on the earnings and competitive position of the Company. It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation, regulations or agreements. Potential consequences of new obligations could include increased energy, transportation, raw material, and administrative costs, and may require the Company to make additional investments in its facilities and equipment. The Company has policies in place and has integrated climate specific risk into the enterprise programs and is identifying opportunities through mitigation efforts to expand responsible practices towards reducing its environmental footprint in a sustainable manner while ensuring compliance with laws and regulations.

Food or feed risks derived from quality issues or off label product usage, occupational health and safety issues, and ineffective diversification programs may expose the Company to certain regulatory or reputational risks.

The Company is subject to federal, state, and local regulations on manufacturing or labeling; socially acceptable and sustainable farming practices; environmental, health, and safety regulations; and customer product liability claims. The liability which could result from certain of these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by the Company. The Company has a particularly strong capability and culture around occupational health and safety and food safety; however, risks to the Company’s reputation may exist due to potential negative publicity caused by product liability, food safety, occupational health and safety, workforce diversity, and environmental matters. The Company is continuing to further diversity throughout the organization and deploy additional food safety and security procedures and controls to appropriately mitigate the risks of any adulteration of the Company’s products in the supply chain and finished products in production and distribution networks. In addition, the Company conforms to management systems, such as the International Organization for Standardization or other recognized global standards.

The Company’s sustainable practices require oversight and robust monitoring requirements.

The Company has programs and policies in place (e.g., Corporate Sustainability Program; Commitment to Protecting Forests, Biodiversity and Communities; Environmental Policy; Strive 35 environmental goals; etc.) to expand responsible practices while reducing its environmental footprint and to help ensure compliance with laws and regulations. Implementation of these programs and policies sometimes requires the acquisition of technology or capital investments at a cost to the Company. Failure to comply with laws and regulations can have serious consequences, including civil, administrative, and criminal penalties as well as a negative impact on the Company’s reputation, business, cash flows, and results of operations.

Item 1A.	RISK FACTORS (Continued)

Financial Risks
Limitations on access to external financing could adversely affect the Company’s operating results due to its capital-intensive nature.

The Company requires significant capital, including continuing access to credit markets, to operate its current business and fund its growth strategy.  The Company’s working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets, and other facilities to keep pace with competitive developments, technological advances, regulations, and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  Access to credit markets and pricing of the Company’s capital is dependent upon maintaining sufficient credit ratings from credit rating agencies.  Strong credit ratings allow the Company to access cost competitive tier one commercial paper markets. If the Company is unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected.  If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict the Company’s current operations and its growth opportunities. The Company manages this risk with constant monitoring of credit/liquidity metrics, cash forecasting, and routine communications with credit rating agencies regarding risk management practices and diversifying sources of liquidity.

Geopolitical Risks

The Company faces risks related to international conflicts, acts of terrorism or war, or other geopolitical events, such as the conflict in Ukraine, and related sanctions and other economic disruptions.

ADM’s assets and operations could be subject to extensive property damage and business disruption from geopolitical conflicts, acts of terrorism (e.g. purposeful adulteration of the Company’s products), and war. The assets and operations located in the region affected by the conflict in Ukraine are at an increased risk to property damage, inventory loss, business disruption, and expropriation. The conflict could continue to impact global margins due to increased commodity, energy, and input costs. The Black Sea region is a major exporter of wheat and corn to the world, and the disruption of supply could cause volatility in prices and margins of these commodities and related products. In addition to ADM’s operations, one of the Company’s joint ventures is also exposed to the same risks. While the Company has a robust trade sanctions compliance program, there is a risk that ADM and its related parties could trade with a sanctioned partner due to the number of sanctions taken against Russia. The Company may also face increased cyber risk given that Russia is known to have extensive capabilities to engage in cyber attacks. Trade receivables may be at risk of higher defaults, and other third-party risks could affect ADM’s ability to obtain inputs if suppliers are unable to perform or face insolvency, as certain supplies may not be attainable due to sanctions and/or restrictions on cross-border payment transactions. The Company could be materially impacted if, in the worst-case scenario, the conflict advances to other countries. In such circumstances, trade policies and the Company’s critical global supply chain and logistical networks could be affected, impairing the Company’s ability to satisfy contractual obligations and impacting working capital requirements. Insurance may not adequately cover these risks. In addition, provisions for certain products that ADM produces, particularly those that support the food services channels, could be materially impacted. The Company continues to monitor the conflict in Ukraine along with other political tensions and evaluate alternatives to mitigate the impacts of these risks.

Item 1A.	RISK FACTORS (Continued)

Political instability and changes in trade policies could negatively impact the Company’s financial results.

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

Technological Risks

Information technology (IT) systems are subject to interruptions or failures which may affect the Company’s ability to conduct its business.

The Company’s operations rely on certain key IT systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information, and services for internal and external users.  These interactions include, but are not limited to: ordering and managing materials from suppliers; risk management activities; converting raw materials to finished products; inventory management; shipping products to customers; processing transactions; summarizing and reporting financial results of operations; human resources benefits and payroll management; and complying with regulatory, legal or tax requirements. The Company is implementing a new enterprise resource planning (ERP) system and integrating it with various third party service providers on a worldwide basis as part of its ongoing business transformation program, which is improving the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. This will mitigate the instability of aging legacy systems and manual processes.

The Company’s IT systems, processes, and sites may suffer cyber security breaches, which could expose the Company to operational and various regulatory risks.

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

Regulatory Risks

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results and forward strategy.

The Company does business globally, connecting crops and markets in over 190 countries, and is required to comply with laws and regulations administered by the United States federal government as well as state, local, and non-U.S. governmental authorities in numerous areas including: accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, privacy and security, environmental, product safety, and handling and production of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due including questions regarding the timing, amount of deductions, the allocation of income among various tax jurisdictions, and further risks related to changing tax laws domestically and globally. Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative, civil, and criminal remedies, including fines, penalties, disgorgement, injunctions, and recalls of its products, and damage to its reputation.

Regulations specifically affecting the agricultural sector and related industries; regulatory policies or matters that affect a variety of businesses; and taxation polices could adversely affect the Company’s operating results.

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

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 160 warehouses and terminals primarily used as bulk storage facilities and has 64 innovation centers. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are not included in the tables below.

Item 2.	PROPERTIES (Continued)

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to its customers around the world, the Company owns approximately 1,800 barges, 10,000 rail cars, 240 trucks, 1,200 trailers, 120 boats, and 3 oceangoing vessels; and leases, under operating leases, approximately 700 barges, 20,000 rail cars, 380 trucks, 500 trailers, 22 boats, and 24 oceangoing vessels.

The daily capacities of the processing plants and storage capacities of the procurement facilities that the Company owns or leases, under operating leases, are as follows:

	Ag Services and Oilseeds Processing Facilities (in 1,000s metric tons)
	Owned				Leased
			Refined
	Ag		Products
	Services	Crushing	and Other	Total	Crushing
North America	2	60	18	80	—
South America	—	20	10	30	1
Europe	—	34	15	49	—
Asia	—	1	—	1	1
Total daily capacity	2	115	43	160	2

	Ag Services and Oilseeds Procurement Facilities (in 1,000s metric tons)
	Owned				Leased
			Refined				Refined
	Ag		Products		Ag		Products
	Services	Crushing	and Other	Total	Services	Crushing	and Other	Total
North America	12,388	283	830	13,501	813	—	181	994
South America	2,119	60	—	2,179	1,034	—	—	1,034
Europe	1,385	287	—	1,672	—	—	—	—
Asia	—	—	—	—	130	81	—	211
Total storage capacity	15,892	630	830	17,352	1,977	81	181	2,239

	Carbohydrate Solutions Processing Plants (in 1,000s metric tons)
	Owned			Leased
	Starches & Sweeteners	Vantage Corn Processors	Total	Starches & Sweeteners
North America	72	17	89	—
Europe	6	—	6	1
Total daily capacity	78	17	95	1

Item 2.	PROPERTIES (Continued)

	Carbohydrate Solutions Procurement Facilities (in 1,000s metric tons)
	Owned	Leased
	Starches & Sweeteners	Starches & Sweeteners
North America	588	86
Europe	—	18
Total storage capacity	588	104

	Nutrition Processing Plants (in 1,000s metric tons)
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition	Animal Nutrition	Total
North America	80	5	85	25	50	75
South America	—	3	3	2	—	2
Europe	2	8	10	1	—	1
Asia	—	3	3	—	10	10
Total daily capacity	82	19	101	28	60	88

	Nutrition Procurement Facilities (in 1,000s metric tons)
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition
North America	316	28	344	2
Total storage capacity	316	28	344	2

Item 3.	LEGAL PROCEEDINGS

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

Common Stock Market

The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “ADM”.

The number of registered stockholders of the Company’s common stock at December 31, 2022, was 8,153.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2022 to October 31, 2022	115,433	$94.162	115,433	90,369,676
November 1, 2022 to November 30, 2022	837,596	94.786	835,430	89,534,246
December 1, 2022 to December 31, 2022	1,722,577	92.864	1,722,241	87,812,005
Total	2,675,606	$93.522	2,673,104	87,812,005

(1)  Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced stock repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2022, there were 2,502 shares purchased in the open market or shares received as payments for the exercise price of stock option exercises and withholding taxes on vested restricted stock awards.

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

Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on December 31, 2017 and assumes all dividends have been reinvested through December 31, 2022.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples Index

$300
$250
$200
$150
$100
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
ADM
S&P 500
S&P Consumer Staples

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6.	[RESERVED]

The consolidated financial statements presented in Item 8 herein reflect immaterial revisions to certain line items in the consolidated statements of earnings and statements of cash flows presented in the Company’s press release filed on January 26, 2023 announcing fourth quarter and annual results for the quarter and year ended December 31, 2022. The revisions to the consolidated statements of earnings did not impact gross profit and earnings before income taxes, and the revisions to the consolidated statements of cash flows did not impact net cash provided by operating activities. Further, these revisions did not affect the consolidated statements of comprehensive income (loss), balance sheets, and statements of shareholders’ equity.

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
•the opening in September 2022 of a new extrusion facility in Serbia that will further expand ADM’s footprint in Europe, extending its production of non-GMO textured soy to include vital origination and extrusion capabilities;
•the opening in November 2022 of a new North America Microbiology Laboratory at the ADM Specialty Manufacturing Facility in Decatur, Illinois, which doubles ADM’s current microbiology laboratory footprint and reflects a significant expansion of its testing capabilities, as well as its footprint in the Decatur community; and

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•the announcement in November 2022 of the signing of the Agri-Commodity Sector Roadmap, an agreement which aims to remove deforestation from supply chains by 2025 while protecting global food systems and producer livelihoods, an important step toward putting the global economy on a 1.5C trajectory through forest positive action
Sustainability is a key driver of ADM’s expanding portfolio of environmentally responsible, plant-derived products. Consumers today increasingly expect their food and drink to come from sustainable ingredients, produced by companies that share their values and ADM is continually finding new ways to meet those needs through its portfolio actions.
The Company’s strategic transformation is focused on three strategic pillars: Productivity, Innovation, and Culture.

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

The Culture pillar focuses on enabling collaboration, teamwork, and agility from process standardization and digitalization and ADM’s DE&I work which brings new perspectives and expertise to the Company’s decision-making.

ADM will support the three pillars with investments in technology, which include expanding digital capabilities and investing further in product research and development. All of these efforts will continue to be strengthened by the Company’s ongoing commitment to Readiness.

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

Operations in Ukraine and Russia

ADM employs approximately 640 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. Most of the facilities have been temporarily idled since February 24, 2022, some of which were brought back online during the quarter ended September 30, 2022, due in part to the opening of the Black Sea grain export corridor. The Company’s footprint in Russia is limited to operations related to the production and transport of essential food commodities and ingredients.

On February 24, 2022, Russian troops invaded Ukraine. While the Company’s Ukraine and Russian operations have historically represented less than 1.0% of consolidated revenues, the direct and indirect impacts of the ongoing military action could negatively affect ADM’s future operating results. The conflict in Ukraine has created disruptions in global supply chains and has created dislocations of key agricultural commodities. The indirect impact of these dislocations on the Company’s operating results will be a function of a number of variables including supply and demand responses from the rest of the world as well as the length of the conflict and the condition of the agricultural industry and export infrastructure after the conflict ends. For more information, refer to Part I, Item 1A, “Risk Factors”.

As of December 31, 2022, ADM’s assets in Ukraine consisted primarily of current assets that were less than 1% of the Company’s total current assets and an immaterial amount of non-current assets. Of the total current assets in Ukraine, majority related to inventories that represented less than 1% of ADM’s total inventories.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
This section of the Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Market Factors Influencing Operations or Results in the Twelve Months Ended December 31, 2022

The Company is subject to a variety of market factors which affect the Company’s operating results. In Ag Services and Oilseeds, strong global demand continued due to a short crop in South America. The conflict in Ukraine resulted in even tighter global stocks of commodities and created high volatility, which had a positive impact on North and South American origination prices. Global Trade results were driven by market disconnects, tight supply, strong destination marketing margins, and firm ocean freight rates. North American origination was negatively impacted by weather-related supply disruption and delayed planting and lower river levels. Crushing margins continued to benefit from strong protein and renewable diesel demand and tight oilseeds stocks. In Refined Products and Other, margins were driven by strong oil demand and tight supply with volatile energy markets driving up biodiesel margins. In Carbohydrate Solutions, demand for starches and sweeteners was solid with margins remaining steady despite higher input costs. Ethanol demand for domestic gasoline was lower, in part due to high gas prices, while export demand remained strong, driven by favorable blending economics and government incentives. Corn milling margins benefited from strong co-product results, as prices for oil and feed products rose in line with higher underlying corn prices. Corn costs were volatile and higher, in part due to a relatively low projected corn stocks-to-use ratio and uncertainty caused by the conflict in Ukraine. Nutrition benefited from overall strong demand in various food, beverage, and dietary supplement categories. In Human Nutrition, demand for flavors, flavor systems, specialty proteins, bioactives, and fibers was strong, but higher energy, transportation, and raw material costs, and a strong U.S. dollar adversely impacted results. In Animal Nutrition, amino acids pricing and margins improved due to a tighter global supply environment but the devaluation of certain currencies, a bird flu outbreak, and weak demand in other product lines, with some premix and additives customers cutting products out of formulation due to increased ingredient, freight, and energy costs, adversely impacted results. Increased competition in Brazil also contributed to the weak demand in that country. ADM’s productivity initiatives are improving the Company’s capabilities to help mitigate the impact of inflation.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net earnings attributable to controlling interests increased 60% or $1.6 billion, to $4.3 billion. Segment operating profit increased 41% or $1.9 billion, to $6.5 billion, and included a net charge of $100 million consisting of charges totaling $147 million related to the impairment of certain assets, restructuring, and contingencies/settlements, partially offset by gains on the sale of certain assets of $47 million. Included in segment operating profit in the prior year was a net charge of $136 million consisting of charges totaling $213 million related to the impairment of certain assets, restructuring, and settlement, partially offset by gains on the sale of ethanol and certain other assets of $77 million. Adjusted segment operating profit (a non-GAAP measure) increased $1.9 billion to $6.6 billion due primarily to higher results in most businesses except in Vantage Corn Processors. Corporate results in the current year were a net charge of $1.3 billion and included a mark-to-market gain of $9 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in the prior year were a net charge of $1.3 billion and included a pension settlement charge of $83 million, loss on debt extinguishment of $36 million, a mark-to-market gain of $19 million on the conversion option of the exchangeable bonds issued in August 2020, acquisition-related expenses of $7 million, and a restructuring charge of $4 million.

Income taxes of $868 million increased $290 million. The Company’s effective tax rate for 2022 was 16.6% compared to 17.4% for 2021. The change in the rate was due primarily to changes in the geographic mix of pretax earnings and the impact of discrete tax items.

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2022 and 2021 are as follows (in metric tons):

(In thousands)	2022	2021	Change
Oilseeds	32,952	35,125	(2,173)
Corn	18,558	19,126	(568)
Total	51,510	54,251	(2,741)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in oilseeds processed volumes was primarily related to decreased crush rates resulting from the decline in seeds availability, a temporarily idled facility in Paraguay due to crop failure, weather-related challenges, and the indefinite shutdown of a Ukraine facility since February 2022. The overall decrease in corn processed volumes was primarily related to reduced volumes of fuel alcohol due to market conditions, the sale of the Peoria, Illinois facility in November 2021, and logistical challenges surrounding railcar availability since the second quarter of 2022.

Revenues by segment for the years ended December 31, 2022 and 2021 are as follows:

(In millions)	2022	2021	Change
Ag Services and Oilseeds
Ag Services	$53,181	$45,017	$8,164
Crushing	13,139	11,368	1,771
Refined Products and Other	13,243	10,662	2,581
Total Ag Services and Oilseeds	79,563	67,047	12,516

Carbohydrate Solutions
Starches and Sweeteners	10,251	7,611	2,640
Vantage Corn Processors	3,710	3,499	211
Total Carbohydrate Solutions	13,961	11,110	2,851

Nutrition
Human Nutrition	3,769	3,189	580
Animal Nutrition	3,867	3,523	344
Total Nutrition	7,636	6,712	924

Other Business	396	380	16
Total Other Business	396	380	16
Total	$101,556	$85,249	$16,307

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

Revenues increased $16.3 billion to $101.6 billion due to higher sales prices ($17.1 billion), partially offset by lower sales volumes ($0.8 billion). Higher sales prices of corn, wheat, oil, soybean, and meal, and higher sales volumes of rice, flavors, biodiesel, and corn, were partially offset by lower sales prices of rice and flavors, and lower sales volumes of wheat and oil. Ag Services and Oilseeds revenues increased 19% to $79.6 billion due to higher sales prices ($14.3 billion), partially offset by lower sales volumes ($1.8 billion). Carbohydrate Solutions revenues increased 26% to $14.0 billion due to higher sales prices ($2.6 billion) and higher sales volumes ($0.3 billion), despite the loss of USD-grade industrial alcohol volumes from the divested Peoria, Illinois facility. Nutrition revenues increased 14% to $7.6 billion due to higher sales prices ($0.2 billion) and higher sales volumes ($0.7 billion).

Cost of products sold increased $14.7 billion to $94.0 billion due principally to higher average commodity costs and higher manufacturing expenses. Manufacturing expenses increased $0.9 billion to $7.0 billion due principally to higher energy costs, higher maintenance expenses, increased operating supplies, and higher salaries and benefit costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Foreign currency translation impacts decreased revenues by $2.6 billion and cost of products sold by $2.4 billion.

Gross profit increased $1.6 billion or 26%, to $7.6 billion due to higher results in Ag Services and Oilseeds ($1.3 billion), Starches and Sweeteners ($477 million), and Nutrition ($149 million), partially offset by lower results in Vantage Corn Processors ($352 million). These factors are explained in the segment operating profit discussion on page 35.

Selling, general, and administrative expenses increased 12% to $3.4 billion due principally to provisions for bad debt, higher IT and project-related expenses, higher salaries and benefit costs, increased travel expenses, and amortization of intangibles from new acquisitions.

Asset impairment, exit, and restructuring costs decreased $98 million to $66 million. Charges in the current year consisted of $37 million of impairments related to certain long-lived assets and $28 million of restructuring charges, presented as specified items within segment operating profit, and $1 million of restructuring charges in Corporate. Charges in the prior year consisted primarily of $125 million of impairments related to certain long-lived assets, goodwill, and other intangible assets and $35 million of restructuring charges, presented as specified items within segment operating profit, and $4 million of restructuring charges in Corporate.

Equity in earnings of unconsolidated affiliates increased $237 million to $832 million due to higher earnings from the Company’s investments in Wilmar and Olenex.

Loss on debt extinguishment in the prior year of $36 million was related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025.

Interest and investment income increased $197 million to $293 million due primarily to higher interest income, partially offset by lower revaluation gains of $37 million compared to $49 million in the prior period.

Interest expense increased $131 million to $396 million due to higher long-term debt balances and increased short-term rates on the Company’s U.S. and European commercial paper borrowing programs. Interest expense in the current year also included a $9 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020 compared to a $19 million mark-to-market gain adjustment in the prior year.
Other income - net of $358 million increased $264 million. Current year income included a legal recovery related to the 2019 and 2020 closure of the Company’s Reserve, Louisiana, export facility of $110 million, net foreign exchange gains of $105 million, a $50 million one-time payment from the USDA Biofuel Producer Recovery Program, gains on disposals of individually insignificant assets in the ordinary course of business, and the non-service components of net pension benefit income of $25 million, partially offset by other net expense. Prior year income included gains on the sale of ethanol and certain other assets and disposals of individually insignificant assets in the ordinary course of business, net foreign exchange gains of $24 million, the non-service components of net pension benefit income of $33 million, and other income, partially offset by a non-cash pension settlement charge of $83 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plant and ADM Pension Plan for Hourly-Wage Employees.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the years ended December 31, 2022 and 2021 are as follows:

Segment Operating Profit	2022	2021	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,374	$770	$604
Crushing	1,621	975	646
Refined Products and Other	837	652	185
Wilmar	554	378	176
Total Ag Services and Oilseeds	4,386	2,775	1,611

Carbohydrate Solutions
Starches and Sweeteners	1,323	913	410
Vantage Corn Processors	37	370	(333)
Total Carbohydrate Solutions	1,360	1,283	77

Nutrition
Human Nutrition	566	537	29
Animal Nutrition	170	154	16
Total Nutrition	736	691	45

Other Business	167	25	142
Total Other	167	25	142

Specified Items:
Gains on sale of assets	47	77	(30)
Impairment, restructuring, and settlement charges	(147)	(213)	66
Total Specified Items	(100)	(136)	36

Total Segment Operating Profit	$6,549	$4,638	$1,911

Adjusted Segment Operating Profit(1)	$6,649	$4,774	$1,875

Segment Operating Profit	$6,549	$4,638	$1,911
Corporate	(1,316)	(1,325)	9
Earnings Before Income Taxes	$5,233	$3,313	$1,920

(1) Adjusted segment operating profit is segment operating profit excluding the listed specified items.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 58%. Ag Services results were significantly higher versus the prior year. Global trade results were higher, driven by strong performances in destination marketing and global ocean freight. North American origination volumes were lower but margins were higher year-over-year. South America results were higher, driven by better origination margins on good demand for grain. Crushing was higher year-over-year driven by robust protein and renewable diesel demand. Positive net timing effects in the current year versus negative timing effects in the prior year helped drive higher year-over-year results. Refined Products and Other results were higher than the prior year, driven by higher margins due to strong oils demand. Biodiesel margins also benefited from direct sales compared to the historical auction sales. Equity earnings from Wilmar were higher versus the prior year.

Carbohydrate Solutions operating profit increased 6%. Starches and Sweeteners, including ethanol production from the wet mills, delivered higher results versus the prior year, driven by solid margins across sweeteners and starches, strong contributions from corn co-products, and effective risk management, partially offset by weaker ethanol margins. Sales volumes for starches and sweeteners continued their recovery and the biosolutions platform continued to deliver revenue growth as demand for plant-based products expanded into more diverse applications. Vantage Corn Processors results were lower versus the prior year as ethanol margins decreased from the 2021 strong positioning gains and industrial alcohol results from the now-sold Peoria, Illinois facility, partially offset by the $50 million one-time payment from the USDA Biofuel Producer Recovery Program.

Nutrition operating profit increased 7%. Human Nutrition delivered higher year-over-year results. Flavors results were lower driven by demand fulfillment challenges, the impact of the strong U.S. dollar in EMEA, softer demand in Asia Pacific, and higher costs in North America. Strong sales growth in alternative proteins, including contribution from the Sojaprotein acquisition, and good demand for texturants offset some higher operating costs to help deliver better year-over-year results in Specialty Ingredients. Health and Wellness was also higher year-over-year, powered by probiotics, including the contribution from the November 2021 Deerland Probiotics and Enzymes acquisition, and robust demand for fiber and Vitamin E. Animal Nutrition profits were higher than the prior year due primarily to strength in amino acids.

Other Business operating profit increased 568%. Higher short-term interest rates drove improved earnings in ADM Investor Services and improved underwriting performance resulted in better captive insurance results.

Corporate results are as follows:

(In millions)	2022	2021	Change
Interest expense - net	$(333)	$(277)	$(56)
Unallocated corporate costs	(1,026)	(957)	(69)
Loss on sale of assets	(3)	—	(3)
Expenses related to acquisitions	(2)	(7)	5
Loss on debt extinguishment	—	(36)	36
Gain on debt conversion option	9	19	(10)
Restructuring and settlement charges	(1)	(87)	86
Other income	40	20	20
Total Corporate	$(1,316)	$(1,325)	$9

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $1.3 billion in the current year compared to $1.3 billion in the prior year. Interest expense-net increased $56 million due primarily to higher long-term debt balances and increased average rates on the Company’s U.S. and European commercial paper borrowing programs. Unallocated corporate costs increased $69 million due primarily to higher IT and project-related costs and higher costs in the Company’s centers of excellence, partially offset by lower incentive compensation accruals. Loss on debt extinguishment in the prior year related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Impairment, restructuring, and settlement charges in the prior year included a non-cash pension settlement charge of $83 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties, and individually insignificant restructuring charges. Other income in the current year included investment revaluation gains of $37 million, the non-service components of net pension benefit income of $25 million, and foreign exchange gains from hedge activity, partially offset by railroad maintenance expenses of $67 million. Other income in the prior year included investment revaluation gains of $49 million, the non-service components of net pension benefit income of $16 million, and foreign exchange gains from hedge activity, partially offset by railroad maintenance expenses of $67 million.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The table below provides a reconciliation of diluted EPS to adjusted EPS for the years ended December 31, 2022 and 2021.

	2022		2021
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	563		566

Net earnings and reported EPS (fully diluted)	$4,340	$7.71	$2,709	$4.79
Adjustments:
Gains on sale of assets (net of tax of $11 million in 2022 and $20 million in 2021) (1)	(33)	(0.06)	(57)	(0.10)
Asset impairment, restructuring, and settlement charges (net of tax of $33 million in 2022 and $63 million in 2021) (1)	115	0.21	237	0.42
Expenses related to acquisitions (net of tax of $1 million in 2022 and $2 million in 2021) (1)	1	—	5	0.01
Loss on debt extinguishment (net of tax of $9 million in 2021) (1)	—	—	27	0.05
Gain on debt conversion option (net of tax of $0) (1)	(9)	(0.02)	(19)	(0.03)
Tax adjustments	7	0.01	33	0.05
Adjusted net earnings and adjusted EPS	$4,421	$7.85	$2,935	$5.19

(1) Tax effected using the U.S. and applicable tax rates.

The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2022 and 2021.

(In millions)	2022	2021	Change
Earnings before income taxes	$5,233	$3,313	$1,920
Interest expense	396	265	131
Depreciation and amortization	1,028	996	32
Gains on sale of assets	(44)	(77)	33
Asset impairment, restructuring, and settlement charges	148	300	(152)
Railroad maintenance expense	67	67	—
Expenses related to acquisitions	2	7	(5)
Loss on debt extinguishment	—	36	(36)
Adjusted EBITDA	$6,830	$4,907	$1,923

(In millions)	2022	2021	Change
Ag Services and Oilseeds	$4,740	$3,145	1,595
Carbohydrate Solutions	1,675	1,616	59
Nutrition	996	912	84
Other Business	227	32	195
Corporate	(808)	(798)	(10)
Adjusted EBITDA	$6,830	$4,907	$1,923

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

Cash provided by operating activities was $3.5 billion in 2022 compared to $6.6 billion in 2021. Working capital changes as described below decreased cash by $1.5 billion in the current year compared to an increase of $2.7 billion in the prior year. Segregated investments increased approximately $1.5 billion due to increased trading activity in the Company’s futures commission and brokerage business. Trade receivables increased $1.7 billion primarily due to higher revenues. Inventories increased $0.3 billion due to higher inventory prices, partially offset by lower inventory volumes. Trade payables increased $1.4 billion due to increased payables related to inventory purchases and higher costs and expenses from increased operating activity during the fourth quarter of the current year compared to the same period last year. Payables to brokerage customers increased $0.9 billion due to increased customer trading activity in the Company’s futures commission and brokerage business.

Cash used in investing activities was $1.4 billion this year compared to $2.7 billion last year. Capital expenditures in the current year were $1.3 billion compared to $1.2 billion in the prior year. Net assets of businesses acquired in the prior year of $1.6 billion were related to the acquisitions of P4, Sojaprotein, and Deerland. Proceeds from sales of assets and businesses of $0.1 billion in the current year related to the sale of certain assets compared to $0.2 billion in the prior year related to the sale of the ethanol production complex in Peoria, Illinois and certain other assets.

Cash used in financing activities was $2.5 billion this year compared to $1.1 billion last year. Long-term debt borrowings in the current year of $0.8 billion consisted of the $750 million aggregate principal amount of 2.900% Notes due 2032. Long-term debt borrowings in the prior year of $1.3 billion consisted of the $750 million aggregate principal amount of 2.700% Notes due 2051 issued on September 10, 2021 and the €0.5 billion aggregate principal amount of Fixed-to-Floating Rate Senior Notes due 2022 issued in a private placement on March 25, 2021. The Company expects to apply an amount equal to the proceeds from the borrowings in the current year to finance or refinance eligible green projects and/or eligible social projects. Proceeds from the borrowings in the prior year were used to redeem debt and for general corporate purposes. Long-term debt payments in the current year of $0.5 billion consisted of the €0.5 billion aggregate principal amount of fixed-to-floating rate senior notes due 2022 issued in a private placement on March 25, 2021. Long-term debt payments in the prior year of $0.5 billion consisted of the early redemption of the $500 million aggregate principal amount of 2.750% notes due 2025 in September 2021. Net payments on short-term credit arrangements were $0.4 billion in the current year compared to $1.1 billion in the prior year. Share repurchases in the current year were $1.5 billion compared to an insignificant amount in the prior year. Dividends paid in the current year were $0.9 billion compared to $0.8 billion in the prior year.
At December 31, 2022, ADM had $1.0 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1.  Included in working capital is $9.0 billion of readily marketable commodity inventories.  At December 31, 2022, the Company’s capital resources included shareholders’ equity of $24.3 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.4 billion, of which $9.3 billion was unused.  ADM’s ratio of long-term debt to total capital (the sum of long-term debt and shareholders’ equity) was 24% and 26% at December 31, 2022 and 2021, respectively. The Company uses this ratio as a measure of ADM’s long-term indebtedness and an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 25% and 28% at December 31, 2022 and 2021, respectively.  Of the Company’s total lines of credit, $5.0 billion supported the commercial paper borrowing programs, against which there was $0.3 billion of commercial paper outstanding at December 31, 2022.

As of December 31, 2022, the Company had $1.0 billion of cash and cash equivalents, $0.5 billion of which is cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.7 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.6 billion in funding against accounts receivable transferred into the Programs and expand the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 19 in Item 8 for more information and disclosures on the Programs). As of December 31, 2022, the Company utilized $2.6 billion of its facility under the Programs.

On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program. The Company has acquired approximately 112.2 million shares under this program and its extension as of December 31, 2022.

As of December 31, 2022, the Company has total available liquidity of $10.3 billion comprised of cash and cash equivalents and unused lines of credit.

In 2023, the Company expects capital expenditures of $1.3 billion and additional cash outlays of approximately $1.0 billion in dividends and up to $1.0 billion in opportunistic share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

The Company’s purchase obligations as of December 31, 2022 and 2021 were $15.8 billion and $18.6 billion, respectively. The change is primarily related to a decrease in obligations to purchase agricultural commodity inventories and other commitments. As of December 31, 2022, the Company expects to make payments related to purchase obligations of $14.8 billion within the next twelve months. The Company’s other material cash requirements within the next 12 months include commercial paper outstanding of $0.3 billion, current maturities of long-term debt of $0.9 billion, interest payments of $0.3 billion, operating lease payments of $0.3 billion, transition tax liability of $37 million, and pension and other postretirement plan contributions of $107 million. The Company expects to make payments related to purchase obligations and other material cash requirements beyond the next twelve months of $16.8 billion.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company was in compliance with these covenants as of December 31, 2022.

The three major credit rating agencies have maintained the Company’s credit ratings at solid investment grade levels with stable outlooks.

Critical Accounting Policies and Estimates

The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company’s assets and liabilities as well as the recognition of revenues and expenses.  These estimates and judgments are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances.  Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are important to the depiction of the Company’s financial statements and require significant or complex judgment by management.  Critical accounting estimates are those estimates made in accordance with GAAP which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on ADM’s financial condition and results of operations. Management has discussed with the Company’s Audit Committee the development, selection, disclosure, and application of these critical accounting policies and estimates.  Following are the accounting policies and estimates management considers critical to the Company’s financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Fair Value Measurements - Inventories and Commodity Derivatives

Description: Certain of the Company’s inventory, inventory-related payables, and commodity derivative assets and liabilities as of December 31, 2022 are valued at estimated fair values, including $9.0 billion of merchandisable agricultural commodity inventories, $1.3 billion of commodity derivative assets, $1.3 billion of commodity derivative liabilities, and $1.3 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward purchase and sales contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.

Judgments and Uncertainties: Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory, inventory-related payables, and commodity derivative fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $3.3 billion of assets and $0.7 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 4 in Item 8.

Sensitivity of Estimate to Change: Changes in the market values of these inventories and commodity contracts are recognized in the statement of earnings as a component of cost of products sold.  If management used different methods or factors to estimate market value, amounts reported could differ materially.  Additionally, if market conditions change subsequent to year-end, amounts reported in future periods could differ materially.

Derivatives – Designated Hedging Activities

Description: The Company, from time to time, uses derivative contracts designated as cash flow hedges to hedge the purchase or sales price of anticipated volumes of commodities to be purchased and processed in a future month. See Note 5 in Item 8 for additional information.

Judgments and Uncertainties: Assuming normal market conditions, the change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.

Sensitivity of Estimate to Change: Gains and losses arising from open and closed hedging transactions are deferred in accumulated other comprehensive income, net of applicable income taxes, and recognized as a component of cost of products sold and revenues in the statement of earnings when the hedged item is recognized in earnings.  If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these exchange-traded futures and exchange-traded and over-the-counter (OTC) option contracts would be recorded immediately in the statement of earnings as a component of revenues and/or cost of products sold.

Income Taxes

Description: The Company accounts for income taxes in accordance with the applicable accounting standards. These standards prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

Judgments and Uncertainties: ADM calculates its provision for income taxes based on the statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. The Company uses judgment in evaluating the Company’s tax positions and determining its annual tax provision.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Sensitivity of Estimate to Change: While ADM considers all of its tax positions fully supportable, the Company faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due. The Company recognizes a tax position in its consolidated financial statements when it is determined to be more likely than not to be sustained upon examination, based on its technical merits. The position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. For example, the Company has received tax assessments from tax authorities in Argentina and the Netherlands, challenging income tax positions taken by subsidiaries of the Company. The Company evaluated its tax positions for these matters and concluded, based in part upon advice from legal counsel, that it was appropriate to recognize the tax benefits of these positions that are more likely than not to be sustained upon examination, based on their technical merits (see Note 13 in Item 8 for additional information).

Business Combinations

Description: The Company’s acquisitions are accounted for in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, as amended. The consideration transferred is allocated to various assets acquired and liabilities assumed at their estimated fair values as of the acquisition date with the residual allocated to goodwill. The Company accounts for any redeemable noncontrolling interest in temporary equity - redeemable noncontrolling interest at redemption value with periodic changes recorded in retained earnings.

Judgments and Uncertainties: Fair values allocated to assets acquired and liabilities assumed in business combinations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair values based upon assumptions it believes to be reasonable. These estimates are based upon historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The estimated fair values related to intangible assets primarily consist of customer relationships, trademarks, and developed technology which are determined primarily using discounted cash flow models. Estimates in the discounted cash flow models include, but are not limited to, certain assumptions that form the basis of the forecasted results (e.g. revenue growth rates, customer attrition rates, and royalty rates). These significant assumptions are forward looking and could be affected by future economic and market conditions.

Sensitivity of Estimate to Change: During the measurement period, which may take up to one year from the acquisition date, adjustments due to changes in the estimated fair value of assets acquired and liabilities assumed may be recorded as adjustments to the consideration transferred and related allocations. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any such adjustments are charged to the consolidated statements of earnings.

Goodwill

Description: Goodwill is subject to annual impairment tests.  The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or whenever there are indicators that the carrying value may not be fully recoverable.  The Company has seven reporting units with goodwill identified at one level below the operating segment using the criteria in ASC 350, Intangibles - Goodwill and Other (Topic 350).

Judgments and Uncertainties: The Company adopted the provisions of Topic 350, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit’s fair value. If after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows, revenue growth, and discount rates. During the year ended December 31, 2022, the Company evaluated goodwill for impairment using a qualitative assessment in five reporting units and using a quantitative assessment in two reporting units.

Sensitivity of Estimate to Change: The Company recorded goodwill impairment charges of $5 million and $1 million during the years ended December 31, 2021 and 2020, respectively (see Note 18 in Item 8 for more information). There was no goodwill impairment charge recorded for the year ended December 31, 2022. The estimated fair values of the reporting units evaluated for impairment using a quantitative assessment were substantially in excess of their carrying values. If management used different estimates and assumptions in its impairment tests, then the Company could recognize different amounts of expense over future periods.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2022 and 2021 together with the market risk from a hypothetical 10% adverse price change is as follows:

	December 31, 2022		December 31, 2021
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$986	$99	$1,426	$143
Lowest position	44	4	(98)	(10)
Average position	388	39	671	67

The change in fair value of the average position was due to the decrease in prices of certain commodities and, to a lesser extent, the overall decrease in average quantities.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Currencies

The Company has consolidated subsidiaries in more than 70 countries.  For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company also uses currency exchange contracts as hedges against amounts indefinitely invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material. Effective April 1, 2022, the Company changed the functional currency of its Turkish entities to the U.S. dollar which did not have a material impact on the Company’s consolidated financial statements.

The amount the Company considers indefinitely invested in foreign subsidiaries and corporate joint ventures translated into dollars using the year-end exchange rates is $13.0 billion and $10.6 billion ($15.5 billion and $12.7 billion at historical rates) at December 31, 2022 and 2021, respectively.  The increase is due to the increase in retained earnings of the foreign subsidiaries of $2.8 billion partially offset by the depreciation of foreign currencies versus the U.S. dollar of $0.4 billion.   The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $1.6 billion and $1.3 billion for December 31, 2022 and 2021, respectively.  Actual results may differ.

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

	December 31, 2022	December 31, 2021
	(In millions)
Fair value of long-term debt	$7,502	$9,512
Fair value amount over (under) carrying value	(232)	1,500
Market risk	342	490

The decrease in the fair value of long-term debt at December 31, 2022 is primarily due to higher interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share amounts)	December 31
	2022	2021	2020

Revenues	$101,556	$85,249	$64,355
Cost of products sold	93,986	79,262	59,902
Gross Profit	7,570	5,987	4,453

Selling, general and administrative expenses	3,358	2,994	2,687
Asset impairment, exit, and restructuring costs	66	164	80
Equity in earnings of unconsolidated affiliates	(832)	(595)	(579)
Loss on debt extinguishment	—	36	409
Interest and investment income	(293)	(96)	(111)
Interest expense	396	265	339
Other (income) expense - net	(358)	(94)	(255)
Earnings Before Income Taxes	5,233	3,313	1,883

Income tax expense	868	578	101
Net Earnings Including Noncontrolling Interests	4,365	2,735	1,782

Less: Net earnings (losses) attributable to noncontrolling interests	25	26	10

Net Earnings Attributable to Controlling Interests	$4,340	$2,709	$1,772

Average number of shares outstanding – basic	562	564	561

Average number of shares outstanding – diluted	563	566	565

Basic earnings per common share	$7.72	$4.80	$3.16

Diluted earnings per common share	$7.71	$4.79	$3.15

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(In millions)	December 31
	2022	2021	2020

Net earnings including noncontrolling interests	$4,365	$2,735	$1,782
Other comprehensive income (loss):
Foreign currency translation adjustment	(301)	279	(362)
Tax effect	(93)	(103)	97
Net of tax amount	(394)	176	(265)

Pension and other postretirement benefit liabilities adjustment	140	289	(113)
Tax effect	(15)	(71)	16
Net of tax amount	125	218	(97)

Deferred gain (loss) on hedging activities	(84)	33	254
Tax effect	7	7	(57)
Net of tax effect	(77)	40	197

Unrealized gain (loss) on investments	(12)	(2)	(27)
Tax effect	1	—	—
Net of tax effect	(11)	(2)	(27)
Other comprehensive income (loss)	(357)	432	(192)
Comprehensive income (loss)	4,008	3,167	1,590

Less: Comprehensive income (loss) attributable to noncontrolling interests	5	26	17

Comprehensive income (loss) attributable to controlling interests	$4,003	$3,141	$1,573

See notes to consolidated financial statements.

Archer-Daniels-Midland Company
Consolidated Balance Sheets

(In millions)	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$1,037	$943
Segregated cash and investments	9,010	8,016
Trade receivables - net	4,926	3,311
Inventories	14,771	14,481
Other current assets	5,666	5,158
Total Current Assets	35,410	31,909
Investments and Other Assets
Investments in and advances to affiliates	5,467	5,285
Goodwill and other intangible assets	6,544	6,747
Right-of-use assets	1,088	1,023
Other assets	1,332	1,369
Total Investments and Other Assets	14,431	14,424
Property, Plant, and Equipment
Land and land improvements	502	554
Buildings	5,639	5,597
Machinery and equipment	19,194	19,112
Construction in progress	1,440	960
	26,775	26,223
Accumulated depreciation	(16,842)	(16,420)
Net Property, Plant, and Equipment	9,933	9,803
Total Assets	$59,774	$56,136
Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$503	$958
Trade payables	7,803	6,388
Payables to brokerage customers	9,856	8,965
Current lease liabilities	292	277
Accrued expenses and other payables	4,795	4,790
Current maturities of long-term debt	942	570
Total Current Liabilities	24,191	21,948
Long-Term Liabilities
Long-term debt	7,735	8,011
Deferred income taxes	1,402	1,412
Non-current lease liabilities	816	765
Other	1,014	1,233
Total Long-Term Liabilities	10,967	11,421

Temporary Equity - Redeemable noncontrolling interest	299	259

Shareholders’ Equity
Common stock	3,147	2,994
Reinvested earnings	23,646	21,655
Accumulated other comprehensive income (loss)	(2,509)	(2,172)
Noncontrolling interests	33	31
Total Shareholders’ Equity	24,317	22,508
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$59,774	$56,136

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

(In millions)	Year Ended December 31
	2022	2021	2020
Operating Activities
Net earnings including noncontrolling interests	$4,365	$2,735	$1,782
Adjustments to reconcile net earnings to net cash provided by (used in) operating results
Depreciation and amortization	1,028	996	976
Asset impairment charges	37	125	54
Deferred income taxes	(89)	(129)	75
Equity in earnings of affiliates, net of dividends	(457)	(177)	(298)
Stock compensation expense	147	161	151
Deferred cash flow hedges	(84)	34	254
Loss on debt extinguishment	—	36	409
(Gain) loss on sales of assets and businesses/investment revaluation	(115)	(149)	(161)
Other – net	178	309	(113)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(1,512)	400	408
Trade receivables	(1,682)	(578)	(149)
Inventories	(295)	(2,839)	(2,426)
Deferred consideration in securitized receivables	—	—	(4,603)
Other current assets	(279)	1,298	(2,126)
Trade payables	1,389	1,919	694
Payables to brokerage customers	891	2,527	1,400
Accrued expenses and other payables	(44)	(73)	1,287
Total Operating Activities	3,478	6,595	(2,386)

Investing Activities
Capital expenditures	(1,319)	(1,169)	(823)
Net assets of businesses acquired	(22)	(1,564)	(15)
Proceeds from sales of assets and businesses	131	245	728
Investments in affiliates	(77)	(34)	(5)
Investments in retained interest in securitized receivables	—	—	(2,121)
Proceeds from retained interest in securitized receivables	—	—	6,724
Cost method investments	(155)	(69)	(30)
Other – net	42	(78)	7
Total Investing Activities	(1,400)	(2,669)	4,465

Financing Activities
Long-term debt borrowings	752	1,329	1,791
Long-term debt payments	(482)	(534)	(2,136)
Net borrowings (payments) under lines of credit agreements	(428)	(1,085)	837
Share repurchases	(1,450)	—	(133)
Cash dividends	(899)	(834)	(809)
Other – net	8	6	27
Total Financing Activities	(2,499)	(1,118)	(423)

Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(421)	2,808	1,656
Cash, cash equivalents, restricted cash, and restricted cash equivalents – beginning of year	7,454	4,646	2,990
Cash, cash equivalents, restricted cash, and restricted cash equivalents – end of year	$7,033	$7,454	$4,646

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$1,037	$943	$666
Restricted cash and restricted cash equivalents included in segregated cash and investments	5,996	6,511	3,980
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,033	$7,454	$4,646

Cash paid for interest and income taxes were as follows:
Interest	$409	$276	$345
Income taxes	$708	$553	$195

Supplemental Disclosure of Noncash Investing Activity:
Retained interest in securitized receivables	$—	$—	$4,656
See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)

Balance, December 31, 2019	557	$2,655	$18,958	$(2,405)	$17	$19,225
Impact of ASC 326 (see Note 1)			(8)			(8)
Balance, January 1, 2020	557	$2,655	$18,950	$(2,405)	$17	$19,217
Comprehensive income
Net earnings			1,772		10
Other comprehensive income (loss)				(199)	7
Total comprehensive income						1,590
Cash dividends paid-$1.44 per share			(809)			(809)
Share repurchases	(4)		(133)			(133)
Stock compensation expense	2	151				151
Stock option exercises net of taxes	1	20				20
Other	—	(2)	—		(12)	(14)
Balance, December 31, 2020	556	$2,824	$19,780	$(2,604)	$22	$20,022

Comprehensive income
Net earnings			2,709		26
Other comprehensive income (loss)				432	—
Total comprehensive income						3,167
Cash dividends paid-$1.48 per share			(834)			(834)
Stock compensation expense	3	161				161
Stock option exercises net of taxes	1	4				4
Other	—	5	—		(17)	(12)
Balance, December 31, 2021	560	$2,994	$21,655	$(2,172)	$31	$22,508

Comprehensive income
Net earnings			4,340		25
Other comprehensive income (loss)				(337)	(20)
Total comprehensive income						4,008
Cash dividends paid-$1.60 per share			(899)			(899)
Share repurchases	(17)		(1,450)			(1,450)
Stock compensation expense	3	147				147
Stock option exercises net of taxes	1	4				4
Other	—	2	—		(3)	(1)
Balance, December 31, 2022	547	$3,147	$23,646	$(2,509)	$33	$24,317

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

Nature of Business

ADM unlocks the power of nature to enrich the quality of life. The Company is an indispensable global agricultural supply chain manager and processor; a premier human and animal nutrition provider; a trailblazer in groundbreaking solutions to support healthier living; an industry-leading innovator in replacing petroleum-based products; and a leader in sustainability. ADM’s breadth, depth, insights, facilities and logistical expertise give the Company unparalleled capabilities to meet demand driven by global trends related to food security, health and well-being, and sustainability of the agriculture and food value chains. From the seed of the idea to the outcome of the solution, ADM gives customers an edge in solving the nutritional and sustainability challenges of today and tomorrow.

The Company is one of the world’s leading producers of ingredients for sustainable nutrition. From staple foods, such as flour, oils, and sweeteners, to innovative alternatives like plant-based meat and dairy, ADM offers the industry’s broadest portfolio of food and beverage solutions. The Company is also a leader in animal nutrition. Today, more and more people want to feed their pets with the same kind of clean, simple, and healthy products that they eat themselves, and consumers expect livestock and poultry to be fed and raised naturally, humanely, and sustainably. ADM offers a range of ingredients, flavors, and solutions from nature to meet every animal’s needs.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon.  The Company estimates uncollectible accounts by pooling receivables according to type, region, credit risk rating, and age. Each pool is assigned an expected loss co-efficient to arrive at a general reserve based on historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. The Company minimizes credit risk due to the large and diversified nature of its worldwide customer base. ADM manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio. The Company recorded bad debt expense in selling, general, and administrative expenses of $88 million, $32 million, and $47 million in the years ended December 31, 2022, 2021, and 2020, respectively.

Changes to the allowance for estimated uncollectible accounts are as follows:

	Year Ended December 31
	2022	2021
Beginning, January 1	$122	$100
Current year provisions	88	32
Recoveries	2	5
Write-offs against allowance	(12)	(28)
Foreign exchange translation adjustment	(2)	(1)
Other	1	14
Ending, December 31	$199	$122
Effective January 1, 2020, the Company adopted Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses (Topic 326), and recorded a cumulative effect adjustment to retained earnings at January 1, 2020 of $8 million as a result of the adoption of Topic 326.

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value. Prior to January 1, 2020, the Company also valued certain of its agricultural commodity inventories using the last-in, first-out (LIFO) method at the lower of cost or net realizable value.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
The following table sets forth the Company’s inventories as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
	(In millions)
Raw materials and supplies	$6,975	$7,331
Finished goods	7,796	7,150
Total inventories	$14,771	$14,481

Included in raw materials and supplies are work in process inventories which were not material as of December 31, 2022 and 2021.

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
Cost Method Investments

Cost method investments of $488 million and $297 million as of December 31, 2022 and 2021, respectively, are included in Other Assets in the Company’s consolidated balance sheets. Revaluation gains of $37 million, $49 million, and $23 million for the years ended December 31, 2022, 2021, and 2020, respectively, in connection with observable third-party transactions, are recorded in interest and investment income in the Company’s consolidated statements of earnings. As of December 31, 2022, the cumulative amount of upward adjustments is $113 million.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 15 to 40 years; machinery and equipment - 3 to 40 years.  The Company capitalized interest on major construction projects in progress of $20 million, $17 million, and $14 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Company classifies interest on income tax-related balances as interest expense and classifies tax-related penalties as selling, general, and administrative expenses. Income tax effects from AOCI are released when the individual units of account are sold, terminated, or extinguished.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Definite-lived intangible assets, including capitalized expenses related to the Company’s 1ADM program such as third-party configuration costs and internal labor, are amortized over their estimated useful lives of 1 to 50 years and are reviewed for impairment whenever there are indicators that the carrying value of the assets may not be fully recoverable. The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable.  The Company recorded impairment charges totaling $2 million related to customer lists, $52 million related to goodwill and other intangibles, and $26 million related to customer lists during the years ended December 31, 2022, 2021, and 2020, respectively (see Note 9 for additional information).

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  In addition, assets are written down to fair value after consideration of the Company’s ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  Fair value is generally based on discounted cash flow analysis which relies on management’s estimate of market participant assumptions or estimated selling price for assets considered held for sale (a Level 3 measurement under applicable accounting standards). During 2022 and 2021, the Company temporarily idled certain assets which were not material. During 2020, the Company temporarily idled certain of its corn processing assets where ethanol is produced and performed a quantitative impairment assessment of those assets, resulting in no impairment charges. The Company restarted the 2020 idled facilities in April 2021. During the years ended December 31, 2022, 2021, and 2020, asset abandonment and impairment charges were $35 million, $73 million, and $28 million, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Research and Development

Costs associated with research and development are expensed as incurred and recorded within selling, general, and administrative expenses.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $216 million, $171 million, and $160 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Redeemable Noncontrolling Interest

The Company accounts for any redeemable noncontrolling interest in temporary equity - redeemable noncontrolling interest at redemption value with periodic changes recorded in retained earnings.

Operations in Ukraine and Russia

ADM employs approximately 640 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. Most of the facilities have been temporarily idled since February 24, 2022, some of which were brought back online during the quarter ended September 30, 2022, due in part to the opening of the Black Sea grain export corridor. The Company’s footprint in Russia is limited to operations related to the production and transport of essential food commodities and ingredients.

As a result of the ongoing conflict in Ukraine, the Company reviewed the valuation of its assets and recorded immaterial charges in the year ended December 31, 2022 related to receivables and inventories. As of December 31, 2022, ADM concluded that 1) receivables, net of allowances, are deemed collectible; and 2) commodity inventories are valued appropriately. The temporarily idled property, plant, and equipment, which is immaterial, are not considered impaired. The Company also evaluated the impact of Russia’s recent announcement of its purported annexation of four Ukrainian regions on the valuation of ADM’s assets in those regions and concluded that the assets are appropriately valued. As the conflict in Ukraine evolves, the Company will continue to review the valuation of these assets and make any required adjustments, which are not expected to be material to the Company’s consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Pending Accounting Standards

Through December 31, 2024, the Company has the option to adopt the amended guidance of ASC Topic 848, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  The Company plans to adopt the expedients and exceptions provided by the amended guidance before the December 31, 2024 expiry date and does not expect the adoption of the amended guidance to have an impact on the consolidated financial statements.

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

Note 2.     Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $818 million, $606 million, and $423 million for the years ended December 31, 2022, 2021, and 2020, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20.
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
Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $694 million and $581 million as of December 31, 2022 and 2021, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheet. Contract liabilities recognized as revenues for the years ended December 31, 2022 and 2021 were $581 million and $626 million, respectively.

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31, 2022
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$4,053	$818	$4,871	$48,310	$53,181
Crushing	573	—	573	12,566	13,139
Refined Products and Other	2,724	—	2,724	10,519	13,243
Total Ag Services and Oilseeds	7,350	818	8,168	71,395	79,563
Carbohydrate Solutions
Starches and Sweeteners	7,696	—	7,696	2,555	10,251
Vantage Corn Processors	3,710	—	3,710	—	3,710
Total Carbohydrate Solutions	11,406	—	11,406	2,555	13,961
Nutrition
Human Nutrition	3,769	—	3,769	—	3,769
Animal Nutrition	3,867	—	3,867	—	3,867
Total Nutrition	7,636	—	7,636	—	7,636

Other Business	396	—	396	—	396
Total Revenues	$26,788	$818	$27,606	$73,950	$101,556

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from the sale of commodities, from service fees for the transportation of goods, from the sale of products manufactured in its global processing facilities, and from its structured trade finance activities. Revenue is measured based on the consideration specified in the contract. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price which may include freight or other contractually specified cost components. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20. The Company engages in various structured trade finance activities to leverage its global trade flows whereby the Company obtains letters of credit (LCs) to guarantee payments on both global purchases and sales of grain. LCs guaranteeing payment on grain sales are sold on a non-recourse basis with no continuing involvement. The Company earns returns from the difference in interest rates between the LCs that guarantee payment on the underlying purchases and sales of grain given the differing risk profiles of the underlying transactions. The net return related to structured trade finance activities is included in revenue and is not significant for the years ended December 31, 2022, 2021, and 2020.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Acquisitions

Fiscal year 2022 acquisitions

During the year ended December 31, 2022, the Company acquired Kansas Protein Foods LLC for cash consideration of $23 million. The cash consideration of this acquisition, net of $1 million in cash acquired, was allocated as follows:

(In millions)
Property, plant, and equipment	$9
Goodwill	13
Cash consideration	$22

Fiscal year 2021 acquisitions

During the year ended December 31, 2021, the Company’s Nutrition segment acquired five businesses including, a 75% majority stake in U.S.-based PetDine, Pedigree Ovens, The Pound Bakery, and NutraDine (collectively, “P4”), premier providers of private label pet treats and supplements; Deerland Probiotics & Enzymes (“Deerland”), a leader in probiotic, prebiotic, and enzyme technology; and Sojaprotein, a leading European provider of non-GMO soy ingredients, for an aggregate consideration of $1.6 billion using cash on hand. The aggregate cash consideration of these acquisitions, net of $21 million in cash acquired, was allocated as follows. In 2022, the Company made immaterial adjustments to the purchase price allocations related to these acquisitions. These adjustments have been reflected in the table below.

(In millions)	P4	Deerland	Sojaprotein	Others	Total
Working capital	$11	$27	$35	$7	$80
Property, plant, and equipment	73	43	85	6	207
Goodwill	317	396	192	35	940
Other intangible assets	245	252	42	18	557
Other long-term assets	—	—	12	2	14
Long-term liabilities	—	(74)	(10)	—	(84)
Temporary equity - redeemable noncontrolling interest	(150)	—	—	—	(150)
Aggregate cash consideration	$496	$644	$356	$68	$1,564

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

Of the $940 million allocated to goodwill, $313 million is expected to be deductible for tax purposes.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Acquisitions (Continued)
The following table sets forth the fair values and the useful lives of the other intangible assets acquired.

	Useful Lives			P4	Deerland	Sojaprotein	Others	Total
	(In years)			(In millions)
Intangible assets with finite lives:
Trademarks/brands	7	to	15	$9	$18	$5	$1	$33
Customer lists	15	to	20	220	176	37	14	447
Recipes and others	7			16	58	—	3	77
Total other intangible assets acquired				$245	$252	$42	$18	$557

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
.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021.

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$6,281	$2,760	$9,041
Unrealized derivative gains:
Commodity contracts	—	796	541	1,337
Foreign exchange contracts	—	258	—	258
Interest rate contracts	—	109	—	109
Cash equivalents	405	—	—	405
Segregated investments	1,453	—	—	1,453
Total Assets	$1,858	$7,444	$3,301	$12,603
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$665	$603	$1,268
Foreign exchange contracts	—	275	—	275
Debt conversion option	—	—	6	6
Inventory-related payables	—	1,181	89	1,270
Total Liabilities	$—	$2,121	$698	$2,819

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

Estimated fair values of inventories and inventory-related payables stated at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis.  Market valuations for the Company’s inventories are adjusted for location and quality (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.  The basis adjustments are generally determined using inputs from competitor and broker quotations or market transactions and are considered observable. Basis adjustments are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these basis adjustments. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity. When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the inventory is classified in Level 3. Changes in the fair value of inventories and inventory-related payables are recognized in the consolidated statements of earnings as a component of cost of products sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)
Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and OTC instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  The majority of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  Market valuations for the Company’s forward commodity purchase and sale contracts are adjusted for location (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using inputs from competitor and broker quotations or market transactions and are considered observable. Basis adjustments are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these basis adjustments. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3.  Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense - net, depending upon the purpose of the contract.  The changes in the fair value of derivatives designated as effective cash flow hedges are recognized in the consolidated balance sheets as a component of AOCI until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)
The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021.

	Level 3 Fair Value Assets Measurements at December 31, 2022
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2021	$3,004	$460	$3,464
Total increase (decrease) in net realized/unrealized gains included in cost of products sold	867	1,648	2,515
Purchases	49,735	—	49,735
Sales	(50,414)	—	(50,414)
Settlements	—	(1,672)	(1,672)
Transfers into Level 3	1,088	400	1,488
Transfers out of Level 3	(1,520)	(295)	(1,815)
Ending balance, December 31, 2022 (1)	$2,760	$541	$3,301

(1) Includes increase in unrealized gains of $2.7 billion relating to Level 3 assets still held at December 31, 2022.

	Level 3 Fair Value Liabilities Measurements at December 31, 2022
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total
	(In millions)
Balance, December 31, 2021	$106	$815	$15	$936
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense	3	2,483	(9)	2,477
Purchases	183	—	—	183
Sales	(203)	—	—	(203)
Settlements	—	(2,844)	—	(2,844)
Transfers into Level 3	—	401	—	401
Transfers out of Level 3	—	(252)	—	(252)
Ending balance, December 31, 2022 (1)	$89	$603	$6	$698

(1) Includes increase in unrealized losses of $2.5 billion relating to Level 3 liabilities still held at December 31, 2022.

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

(1) Includes increase in unrealized losses of $2.0 billion relating to Level 3 liabilities still held at December 31, 2021.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2022 and 2021.  The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with basis, the unobservable component as of December 31, 2022 is a weighted average 19.4% of the total price for assets and 15.2% of the total price for liabilities.

	Weighted Average % of Total Price
	December 31, 2022		December 31, 2021
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	19.4%	15.2%	28.7%	13.1%
Transportation cost	10.5%	—%	13.0%	—%
Commodity Derivative Contracts
Basis	22.7%	26.5%	30.0%	27.1%
Transportation cost	13.5%	3.7%	8.1%	0.7%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$154	$275	$217	$116
Commodity Contracts	1,337	1,248	1,276	1,759
Debt Conversion Option	—	6	—	15
Total	$1,491	$1,529	$1,493	$1,890

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2022, 2021, and 2020.

		Cost of		Other expense (income) - net
		products	Interest
(In millions)	Revenues	sold	Expense
For the Year Ended December 31, 2022
Consolidated Statement of Earnings	$101,556	$93,986	$396	$(358)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(42)	$367	$—	$194
Commodity Contracts	—	(120)	—	—
Debt Conversion Option	—	—	9	—
Total gain (loss) recognized in earnings	$(42)	$247	$9	$194	$408

For the Year Ended December 31, 2021
Consolidated Statement of Earnings	$85,249	$79,262	$265	$(94)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$3	$(140)	$—	$189
Commodity Contracts	—	(1,606)	—	—
Debt Conversion Option	—	—	19	—
Total gain (loss) recognized in earnings	$3	$(1,746)	$19	$189	$(1,535)

For the Year Ended December 31, 2020
Consolidated Statement of Earnings	$64,355	$59,902	$339	$(255)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$28	$(496)	$—	$(153)
Commodity Contracts	—	(68)	—	—
Debt Conversion Option	—	—	(17)	—
Total gain (loss) recognized in earnings	$28	$(564)	$(17)	$(153)	$(706)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
Changes in the market value of inventories of certain merchandisable agricultural commodities, inventory-related payables, forward cash purchase and sales contracts, exchange-traded futures, and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense - net depending on the purpose of the contract.

Derivatives Designated as Cash Flow or Net Investment Hedging Instruments

The Company had certain derivatives designated as cash flow and net investment hedges as of December 31, 2022 and 2021.

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

Commodity Contracts
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

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 65 million bushels per month. During the past 12 months, the Company hedged between 17% and 33% of its monthly grind.  At December 31, 2022, the Company had designated hedges representing between 14% to 28% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol. During the past 12 months and as of December 31, 2022, the Company had no hedges related to ethanol sales.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 85% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At December 31, 2022, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 73% and 93% of the anticipated monthly natural gas consumption at the designated facilities. At December 31, 2022, the Company had designated hedges representing between 53% and 83% of the anticipated monthly natural gas consumption over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
As of December 31, 2022 and 2021, the Company had after-tax losses of $17 million and after-tax gains of $161 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $17 million of the 2022 after-tax losses in its consolidated statement of earnings during the next 12 months.

Interest Rate Contracts
The Company’s structured trade finance programs use interest rate swaps designated as cash flow hedges to hedge the forecasted interest payments on certain letters of credit from banks. The terms of the interest rate swaps match the terms of the forecasted interest payments. The deferred gains and losses are recognized in revenues over the period in which the related interest payments are paid to the banks. The amounts are recorded in revenues as the related results are also recorded in revenues. The Company had interest rate swaps maturing on various dates with aggregate notional amount of $1.0 billion as of December 31, 2021 and none as of December 31, 2022.

The Company also uses swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks match the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. As of December 31, 2022 and 2021, the Company executed swap locks maturing on various dates with an aggregate notional amount of $400 million.

As of December 31, 2022 and 2021, the Company had after-tax gains of $82 million and $35 million in AOCI, respectively, related to the interest rate swaps and swap locks. The Company expects to recognize amounts deferred in AOCI in its consolidated statement of earnings during the life of the instruments.

Foreign Currency Contracts
The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $0.8 billion and $1.2 billion as of December 31, 2022 and 2021, respectively, and foreign exchange forwards with an aggregate notional amount of $2.5 billion and $2.6 billion as of December 31, 2022 and 2021, respectively. Amounts excluded from the assessment of hedge effectiveness are immaterial for all periods presented.
As of December 31, 2022 and 2021, the Company had after-tax gains of $79 million and after-tax losses of $44 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Commodity Contracts	$—	$20	$86	$—
Interest Rate Contracts	109	—	46	—
Foreign Currency Contracts	104	—	21	75
Total	$213	$20	$153	$75

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2022, 2021, and 2020.

		Cost of products sold	Interest expense	Other expense (income) - net
(In millions)	Revenues
For the Year Ended December 31, 2022
Consolidated Statement of Earnings	$101,556	$93,986	$396	$(358)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	—	351	—	—
Interest Contracts	1	—	—	—
Total gain (loss) recognized in earnings	$1	$351	$—	$—	$352

For the Year Ended December 31, 2021
Consolidated Statement of Earnings	$85,249	$79,262	265	$(94)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$490	$—	$—
Interest Rate Contracts	(16)	—	—	—
Total gain (loss) recognized in earnings	$(16)	$490	$—	$—	$474

For the Year Ended December 31, 2020
Consolidated Statement of Earnings	$64,355	$59,902	$339	$(255)

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$7	$27	$—	$(2)
Interest Rate Contracts	(75)	—	(2)	—
Total gain (loss) recognized in earnings	$(68)	$27	$(2)	$(2)	$(45)

Other Net Investment Hedging Strategies

The Company has designated €1.3 billion and €1.8 billion of its outstanding long-term debt and commercial paper borrowings at December 31, 2022 and 2021, respectively, as hedges of its net investment in a foreign subsidiary. As of December 31, 2022 and 2021, the Company had after-tax gains of $228 million and $55 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2022	December 31, 2021
	(In millions)
Unrealized gains on derivative contracts	$1,704	$1,646
Margin deposits and grain accounts	723	600
Customer omnibus receivable	1,309	1,179
Financing receivables - net (1)	235	189
Insurance premiums receivable	54	20
Prepaid expenses	443	370
Biodiesel tax credit	68	79
Tax receivables	616	708
Non-trade receivables (2)	361	285
Other current assets	153	82
	$5,666	$5,158

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million and $4 million at December 31, 2022 and 2021, respectively. Interest earned on financing receivables of $15 million, $11 million, and $20 million for the years ended December 31, 2022, 2021, and 2020, respectively, is included in interest and investment income in the consolidated statements of earnings.

(2) Non-trade receivables included $18 million and $27 million of reinsurance recoverables as of December 31, 2022 and 2021, respectively.

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2022	December 31, 2021
	(In millions)
Unrealized losses on derivative contracts	$1,543	$1,950
Accrued compensation	475	445
Income tax payable	248	132
Other taxes payable	136	168
Insurance claims payable	223	220
Contract liability	694	581
Other accruals and payables	1,476	1,294
	$4,795	$4,790

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which ADM has the ability to exercise significant influence, including the Company’s 22.5% and 22.3% share ownership in Wilmar as of December 31, 2022 and 2021, respectively.  As of December 31, 2022, the Company also holds equity method investments in Pacificor (32.2%), Stratas Foods LLC (50.0%), Edible Oils Limited (50.0%), Olenex (37.5%), SoyVen (50.0%), Hungrana Ltd (50.0%), Almidones Mexicanos S.A. (50.0%), Aston Foods and Food Ingredients (50.0%), and Vimison S.A. de C.V. (45.3%). The Company had 67 and 63 unconsolidated domestic and foreign affiliates as of December 31, 2022 and 2021, respectively.  The following table summarizes the combined balance sheets as of December 31, 2022 and 2021, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2022, 2021, and 2020.

	December 31
(In millions)	2022	2021
Current assets	$41,407	$34,955
Non-current assets	30,589	27,938
Current liabilities	(36,091)	(30,002)
Non-current liabilities	(9,300)	(8,362)
Noncontrolling interests	(2,641)	(2,630)
Net assets	$23,964	$21,899

	Year Ended December 31
(In millions)	2022	2021	2020
Revenues	$109,448	$87,528	$59,195
Gross profit	8,946	7,719	5,070
Net income	3,140	2,315	2,093

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2022 is $3.2 billion.  The Company’s investment in Wilmar has a carrying value of $4.1 billion as of December 31, 2022, and a market value of $4.4 billion based on quoted market price converted to U.S. dollars at the applicable exchange rate at December 31, 2022.

The Company provides credit facilities totaling $116 million to five unconsolidated affiliates. There was no outstanding balance on these facilities as of December 31, 2022.

Net sales to unconsolidated affiliates during the years ended December 31, 2022, 2021, and 2020 were $7.8 billion, $6.6 billion, and $4.7 billion, respectively.

Accounts receivable due from unconsolidated affiliates as of December 31, 2022 and 2021 was $286 million and $274 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses, by segment, are set forth in the following table.

	December 31, 2022	December 31, 2021
	(In millions)
Ag Services and Oilseeds	$193	$204
Carbohydrate Solutions	224	240
Nutrition	3,731	3,734
Other Business	14	4
Total	$4,162	$4,182

The changes in goodwill during the year ended December 31, 2022 were related to foreign currency translation losses of $123 million, partially offset by 2022 acquisitions and adjustments to purchase price allocations related to 2021 acquisitions (see Note 3).

The following table sets forth the other intangible assets:

				December 31, 2022			December 31, 2021
	Useful			Gross	Accumulated		Gross	Accumulated
	Life			Amount	Amortization	Net	Amount	Amortization	Net
	(In years)			(In millions)
Intangible assets with indefinite lives:
Trademarks/brands				$397	$—	$397	$409	$—	$409

Intangible assets with definite lives:
Trademarks/brands	5	to	20	70	(28)	42	105	(20)	85
Customer lists	1	to	30	1,544	(542)	1,002	1,580	(454)	1,126
Capitalized software and related costs	5			721	(449)	272	714	(383)	331
Land rights	2	to	50	109	(25)	84	122	(28)	94
Other intellectual property	6	to	20	228	(112)	116	276	(100)	176
Recipes and other	3	to	35	547	(274)	273	487	(230)	257
Intangible assets in process				196	—	196	87	—	87
Total				$3,812	$(1,430)	$2,382	$3,780	$(1,215)	$2,565

The changes in the gross amounts during the year ended December 31, 2022 were primarily related to additions to intangible assets in process, partially offset by decreases related to foreign currency translation of $89 million. The changes in accumulated amortization during the year ended December 31, 2022 were related to amortization expense, partially offset by decreases related to foreign currency translation of $30 million. Aggregate amortization expense was $235 million, $177 million, and $173 million for the years ended December 31, 2022, 2021, and 2020, respectively, of which $69 million, $33 million, and $45 million, respectively, were for amortization of capitalized software and related costs. The estimated future aggregate amortization expense for the next five years is $246 million, $273 million, $255 million, $251 million, and $245 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

The Company’s long-term debt consisted of the following:

Debt Instrument
Interest Rate	Face Amount	Due Date	December 31, 2022	December 31, 2021
			(In millions)
2.5% Notes	$1 billion	2026	$997	$996

3.25% Notes	$1 billion	2030	989	988

2.900% Notes	$750 million	2032	744	—

2.700% Notes	$750 million	2051	731	730

1% Notes	€650 million	2025	691	735

1.75% Notes	€600 million	2023	641	681

4.5% Notes	$600 million	2049	589	588

5.375% Debentures	$432 million	2035	425	425

3.75% Notes	$408 million	2047	403	402

5.935% Debentures	$336 million	2032	334	333

0% Bonds	$300 million	2023	304	310

5.765% Debentures	$297 million	2041	297	297

4.535% Debentures	$383 million	2042	286	283

4.016% Debentures	$371 million	2043	260	258

7% Debentures	$160 million	2031	159	159

6.95% Debentures	$157 million	2097	154	154

7.5% Debentures	$147 million	2027	147	147

6.625% Debentures	$144 million	2029	144	144

6.75% Debentures	$103 million	2027	103	103

6.45% Debentures	$103 million	2038	102	102

Fixed to Floating Rate Notes	€500 million	2022	—	569

Other			177	177
Total long-term debt including current maturities			8,677	8,581
Current maturities			(942)	(570)
Total long-term debt			$7,735	$8,011

On February 28, 2022, the Company issued its first sustainability bond of $750 million aggregate principal amount of 2.900% notes due March 1, 2032. Net proceeds before expenses were $748 million. The Company expects to apply an amount equal to the net proceeds to finance or refinance eligible green projects and/or eligible social projects.

In September 2022, the Company redeemed €500 million aggregate principal amount of Fixed-to-Floating Rate Senior Notes due 2022 issued in a private placement on March 25, 2021.

On September 29, 2022, Archer Daniels Midland Singapore, Pte. Ltd., a wholly-owned subsidiary of the Company, closed on a $500 million revolving credit facility at an interest rate of Secured Overnight Financing Rate plus a fixed spread. The facility will be used to finance working capital requirements of ADM entities in the Asia Pacific region and general corporate purposes.

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

Discount amortization expense, net of premium amortization, of $6 million, $10 million, and $13 million for the years ended December 31, 2022, 2021, and 2020, respectively, are included in interest expense related to the Company’s long-term debt.

At December 31, 2022, the fair value of the Company’s long-term debt was below the carrying value by $0.2 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2022, are $942 million, $6 million, $693 million, $998 million, and $250 million, respectively.

At December 31, 2022, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $12.4 billion, of which $9.3 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2022 and 2021, were 6.21% and 1.23%, respectively.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.3 billion of commercial paper outstanding at December 31, 2022.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2022.

The Company had outstanding standby letters of credit and surety bonds at December 31, 2022 and 2021, totaling $1.6 billion and $1.2 billion, respectively.

The Company has accounts receivable securitization programs (the “Programs”).  The Programs provide the Company with up to $2.6 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2022, the Company utilized $2.6 billion of its facility under the Programs (see Note 19 for more information on the Programs).

Note 11.     Stock Compensation

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 2020 Incentive Compensation Plan.  These options are issued at market value on the date of grant, vest incrementally over one year to five years, and expire ten years after the date of grant.

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model.  The volatility assumption used in the Black-Scholes single option pricing model is based on the historical volatility of the Company’s stock.  The volatility of the Company’s stock was calculated based upon the monthly closing price of the Company’s stock for the period immediately prior to the date of grant corresponding to the average expected life of the grant.  The average expected life represents the period of time that option grants are expected to be outstanding.  The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. No options were granted in 2022, 2021, and 2020.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)
A summary of option activity during 2022 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at December 31, 2021	4,584	$37.20
Exercised	(2,484)	36.30
Forfeited or expired	(3)	26.25
Shares under option at December 31, 2022	2,097	$38.27

Exercisable at December 31, 2022	2,097	$38.27

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2022, is 3 years and 3 years, respectively.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2022, is $115 million and $115 million, respectively. The total intrinsic values of options exercised during the years ended December 31, 2022, 2021, and 2020, were $117 million, $37 million, and $32 million, respectively.  Cash proceeds received from options exercised during the years ended December 31, 2022, 2021, and 2020, were $90 million, $64 million, and $49 million, respectively.

At December 31, 2022, unrecognized compensation expense related to option grants to be recognized as compensation expense during the next year was immaterial.

The Company’s 2020 Incentive Compensation Plan provides for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2020 Incentive Compensation Plan also provides for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a restriction period of three years.  In 2022, the awards for PSUs are made in common stock units and vest at the end of a vesting period of three years subject to the attainment of certain future service and performance criteria based on the Company’s adjusted return on invested capital (ROIC) and adjusted earnings per share (EPS) with a modifier for gender parity and greenhouse gas emissions. During the years ended December 31, 2022, 2021, and 2020, 2.3 million, 2.7 million, and 2.7 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2022, there were 14.7 million shares available for future grants pursuant to the 2020 plan.

The fair value of Restricted Stock Awards is determined based on the market value of the Company’s shares on the grant date. In 2022, the fair value of PSUs issued was based on the weighted-average values of adjusted ROIC and adjusted EPS determined based on the market value of the Company’s shares on the grant date. In 2021 and 2020, the fair value of PSUs issued was based on the weighted-average values of adjusted ROIC and compound average growth rate of Nutrition’s segment operating profit determined based on the market value of the Company’s shares on the grant date. The weighted-average grant-date fair values of awards granted during the years ended December 31, 2022, 2021, and 2020 were $70.13, $53.28, and $45.59, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)
A summary of Restricted Stock Awards and PSUs activity during 2022 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested at December 31, 2021	7,135	$47.27
Granted	2,267	70.13
Vested	(2,794)	42.02
Forfeited	(200)	63.15
Non-vested at December 31, 2022	6,408	$57.22

At December 31, 2022, there was $95 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $61 million, $31 million, and $3 million, respectively. The total grant-date fair value of Restricted Stock Awards that vested during the year ended December 31, 2022 was $117 million.

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

Total compensation expense for option grants, Restricted Stock Awards, and PSUs recognized during the years ended December 31, 2022, 2021, and 2020 was $147 million, $161 million, and $151 million, respectively. Changes in incentive compensation expense are primarily caused by the level of attainment of the PSU performance criteria described above.

Note 12.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

(In millions)	Year Ended December 31
	2022	2021	2020

Gains on sale of assets	$(78)	$(100)	$(138)
Pension settlement	—	83	—
Other – net	(280)	(77)	(117)
	$(358)	$(94)	$(255)

Individually significant items included in the table above are:

Gains on sale of assets for the year ended December 31, 2022 consisted of gains on sales of certain assets and disposals of individually insignificant assets in the ordinary course of business. Gains on sale of assets for the year ended December 31, 2021 consisted of gains on the sale of the Company’s ethanol production complex in Peoria, Illinois of $22 million, the sale of certain other assets, and disposals of individually insignificant assets in the ordinary course of business. Gains on sale of assets for the year ended December 31, 2020 included a gain on the sale of a portion of the Company’s shares in Wilmar and net gains on the sale of certain other assets and disposals of individually insignificant assets in the ordinary course of business.

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

Other - net for the year ended December 31, 2022 included a legal recovery related to the 2019 and 2020 closure of the Company’s Reserve, Louisiana, export facility of $110 million, net foreign exchange gains of $105 million, a $50 million one-time payment from the USDA Biofuel Producer Recovery Program, and the non-service components of net pension benefit income of $25 million, partially offset by other net expense. Other - net for the year ended December 31, 2021 included the non-service components of net pension benefit income of $16 million, net foreign exchange gains of $24 million, and other income. Other - net for the year ended December 31, 2020 included the non-service components of net pension benefit income of $33 million, foreign exchange gains, and other income.

Note 13.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended
(In millions)	December 31
	2022	2021	2020

United States	$2,725	$2,140	$442
Foreign	2,508	1,173	1,441
	$5,233	$3,313	$1,883

Significant components of income taxes are as follows:

(In millions)	Year Ended December 31
	2022	2021	2020
Current
Federal	$379	$404	$(164)
State	97	79	4
Foreign	481	224	186
Deferred
Federal	23	(59)	41
State	7	(12)	(10)
Foreign	(119)	(58)	44
	$868	$578	$101

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2022	December 31, 2021
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$811	$875
Intangibles	417	403
Right of use assets	237	214
Equity in earnings of affiliates	191	153
Inventory reserves	11	29
Debt exchange	52	53
Reserves and other accruals	86	65
Other	108	185
	$1,913	$1,977
Deferred tax assets
Pension and postretirement benefits	$104	$137
Lease liabilities	244	220
Stock compensation	51	53
Foreign tax loss carryforwards	496	465
Capital loss carryforwards	42	74
State tax attributes	21	21
Reserves and other accruals	22	158
Other	77	44
Gross deferred tax assets	1,057	1,172
Valuation allowances	(209)	(281)
Net deferred tax assets	$848	$891

Net deferred tax liabilities	$1,065	$1,086

The net deferred tax liabilities are classified as follows:
Noncurrent assets	$—	$27
Noncurrent assets (foreign)	337	299
Noncurrent liabilities	(1,183)	(1,079)
Noncurrent liabilities (foreign)	(219)	(333)
	$(1,065)	$(1,086)

During 2022, the Company decreased valuation allowances by $68 million primarily related to net operating loss and foreign capital loss carryforwards.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended
	December 31
	2022	2021	2020

Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.4	1.5	(0.3)
Foreign earnings taxed at rates other than the U.S. statutory rate	(3.8)	(2.8)	(2.3)
Foreign currency effects/remeasurement	0.6	—	(1.1)
Income tax adjustment to filed returns	(0.1)	0.7	(0.4)
Tax benefit on U.S. biodiesel credits	(1.2)	(1.9)	(3.3)
Tax benefit on U.S. railroad credits	(1.2)	(2.0)	(8.0)
U.S. tax on foreign earnings	0.2	—	0.6
Valuation allowances	—	0.7	0.2
Other	(0.3)	0.2	(1.0)
Effective income tax rate	16.6%	17.4%	5.4%

The effective tax rate for 2022 was impacted by the geographic mix of earnings and discrete tax items. The effective tax rates for 2021 and 2020 were impacted by the geographic mix of earnings and U.S. tax credits, including the biodiesel tax credit and the railroad maintenance tax credit.
ADM’s operations in foreign jurisdictions accounted for 48%, 35%, and 77% of the Company’s total pre-tax earnings in fiscal years 2022, 2021, and 2020, respectively. The foreign rate differential was primarily due to lower tax rates applicable to the income earned from the Company’s operations in Switzerland, Asia, and the Caribbean.
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
Undistributed earnings of the Company’s foreign subsidiaries and corporate joint ventures were approximately $15.5 billion at December 31, 2022. Because these undistributed earnings continue to be indefinitely reinvested in foreign operations, no income taxes, other than the transition tax, the U.S. tax on undistributed Subpart F, and the minimum tax on Global Intangible Low Taxed Income (GILTI), have been provided after the Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed earnings of foreign subsidiaries and corporate joint ventures not subject to the transition tax.
The Company has elected to pay the one-time transition tax on accumulated foreign earnings over eight years. As of December 31, 2022, the Company’s remaining transition tax liability was $122 million, which will be paid in installments through 2025.
The Company incurred U.S. taxable income of $684 million, $244 million, and $259 million related to GILTI and deducted $67 million, $87 million, and $12 million related to FDII in fiscal years 2022, 2021, and 2020 respectively. The Company made an accounting policy election to treat GILTI as a period cost. The Company has recorded and will continue to record the impact of tax reform items as U.S. tax authorities issue Treasury Regulations and other guidance addressing tax reform-related changes. The additional guidance, along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company’s net income or cash flow.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
The Company had $496 million and $465 million of tax assets related to net operating loss carryforwards of certain international subsidiaries at December 31, 2022 and 2021, respectively.  As of December 31, 2022, approximately $399 million of these assets have no expiration date, and the remaining $97 million expire at various times through fiscal 2032.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $142 million and $200 million against these tax assets at December 31, 2022 and 2021, respectively, due to the uncertainty of their realization.

The Company had $42 million and $74 million of tax assets related to foreign capital loss carryforwards at December 31, 2022 and 2021, respectively.  The Company has recorded a valuation allowance of $42 million and $74 million against these tax assets at December 31, 2022 and 2021, respectively, due to the uncertainty of their realization.

The Company had $21 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2022 and 2021, a majority of which will expire between 2023 and 2027. Due to the uncertainty of realization, the Company recorded a valuation allowance of $15 million and $13 million related to state income tax assets net of federal tax benefit as of December 31, 2022 and 2021, respectively. The change in the valuation allowance was related to the expiration of certain state income tax attributes which were fully reserved in prior years.
The Company remains subject to federal examination in the U.S. for the calendar tax years 2016 through 2022.

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2022 and 2021 as follows:

	Unrecognized Tax Benefits
	December 31, 2022	December 31, 2021
	(In millions)
Beginning balance	$157	$151
Additions related to current year’s tax positions	6	7
Additions related to prior years’ tax positions	26	15
Additions (adjustments) related to acquisitions	11	—
Reductions related to lapse of statute of limitations	(6)	(9)
Settlements with tax authorities	(43)	(7)
Ending balance	$151	$157

The additions and reductions in unrecognized tax benefits shown in the table included effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow. At December 31, 2022 and 2021, the Company had accrued interest and penalties on unrecognized tax benefits of $39 million.

The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various jurisdictions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $148 million on the tax expense for that period.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011 and 2015. As of December 31, 2022, these assessments totaled $5 million in tax and up to $25 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. Currently the Company is under audit for fiscal years 2016 and 2017. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2015. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position is more likely than not to be sustained based upon its technical merits, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against any assessments.

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of December 31, 2022, this assessment was $87 million in tax and $31 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation. During the second quarter of 2021, the third party expert issued a final valuation. On September 30, 2022, the court issued a ruling consistent with the valuation report, and the Dutch tax authorities have filed an appeal. ADM intends to file a cross-appeal in the first quarter of 2023. As of December 31, 2022, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation.

Note 14.     Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 6 months to 49 years. The renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at December 31, 2022.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Leases (Continued)

The following table sets forth the amounts relating to the Company’s total lease cost and other information.

	Year Ended December 31
	2022	2021	2020
	(In millions)
Lease cost:
Operating lease cost	$356	$336	$315
Short-term lease cost	127	117	101
Total lease cost	$483	$453	$416

Other information:
Operating lease liability principal payments	$339	$325	$302
Right-of-use assets obtained in exchange for new operating lease liabilities	$357	$197	$314

		December 31
		2022	2021
Weighted-average remaining lease term - operating leases (in years)		7	6
Weighted average discount rate - operating leases		3.7%	3.8%

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities as of December 31, 2022.

Undiscounted
Cash Flows
(In millions)
2023	$325
2024	259
2025	186
2026	124
2027	94
Thereafter	268
Total	1,256

Less interest (1)	(148)
Lease liability	$1,108

(1) Calculated using the implicit rate of the lease, if available, or the incremental borrowing rate that is appropriate for the tenor and geography of the lease.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans

The Company provides substantially all U.S. employees and employees at certain foreign subsidiaries with retirement benefits including defined benefit pension plans and defined contribution plans.  The Company also provides certain eligible U.S. employees who retire under qualifying conditions with subsidized postretirement health care coverage or Health Care Reimbursement Accounts.

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

On July 31, 2017, the Company announced that all participants in the Company’s U.S. salaried pension plan and the Supplemental Executive Retirement Plan (SERP) began accruing benefits under the cash balance formula effective January 1, 2022. Benefits for participants who were accruing under the final average pay formula were frozen as of December 31, 2021, including pay and service through that date.

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in the Company’s stock as part of their own investment elections.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 5.9 million shares of Company common stock at December 31, 2022, with a market value of $550 million.  Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2022 were $10 million.

The following table sets forth the components of retirement plan expense for the years ended December 31, 2022, 2021, and 2020:

	Pension Benefits			Postretirement Benefits
(In millions)	Year Ended December 31			Year Ended December 31
	2022	2021	2020	2022	2021	2020
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$48	$64	$61	$1	$1	$1
Interest cost	48	48	70	3	2	4
Expected return on plan assets	(79)	(95)	(126)	—	—	—
Settlement charges	—	83	—	—	—	—
Curtailments	(2)	—	—	—	—	—
Amortization of actuarial loss	17	33	38	5	6	6
Amortization of prior service cost (credit)	(20)	(20)	(19)	—	(2)	(13)
Net periodic defined benefit plan expense	12	113	24	9	7	(2)
Defined contribution plans	67	61	54	—	—	—
Total retirement plan expense	$79	$174	$78	$9	$7	$(2)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2022 and 2021:

	Pension Benefits		Postretirement Benefits
	December 31 2022	December 31 2021	December 31 2022	December 31 2021
	(In millions)		(In millions)
Benefit obligation, beginning	$2,178	$3,014	$154	$173
Service cost	48	64	1	1
Interest cost	48	48	3	2
Actuarial loss (gain)	(575)	(152)	(24)	(5)
Employee contributions	3	2	—	—
Curtailments	(2)	—	—	—
Settlements	(1)	(715)	—	—
Benefits paid	(47)	(51)	(16)	(17)
Foreign currency effects	(65)	(32)	—	—
Benefit obligation, ending	$1,587	$2,178	$118	$154

Fair value of plan assets, beginning	$1,742	$2,337	$—	$—
Actual return on plan assets	(438)	146	—	—
Employer contributions	60	30	16	17
Employee contributions	3	2	—	—
Settlements	(1)	(715)	—	—
Benefits paid	(47)	(51)	(16)	(17)
Foreign currency effects	(50)	(7)	—	—
Fair value of plan assets, ending	$1,269	$1,742	$—	$—

Funded status	$(318)	$(436)	$(118)	$(154)

Prepaid benefit cost	$60	$121	$—	$—
Accrued benefit liability – current	(18)	(18)	(14)	(15)
Accrued benefit liability – long-term	(360)	(539)	(104)	(139)
Net amount recognized in the balance sheet	$(318)	$(436)	$(118)	$(154)

In 2022, the actuarial gain in the pension plans was primarily due to increases in the global bond yields while actual return on plan assets was related to unfavorable asset performance in countries with material assets including the U.S., Canada, and Switzerland.

The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 2 to 28 years for the Company’s defined benefit pension plans and from 5 to 19 years for the Company’s postretirement benefit plans.

Included in AOCI for pension benefits at December 31, 2022, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $75 million and unrecognized actuarial loss of $226 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
Included in AOCI for postretirement benefits at December 31, 2022, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service cost of $1 million and unrecognized actuarial loss of $16 million.

The following table sets forth the principal assumptions used in developing net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	December 31 2022	December 31 2021	December 31 2022	December 31 2021
Discount rate	2.5%	2.3%	2.7%	2.3%
Expected return on plan assets	5.0%	6.0%	N/A	N/A
Rate of compensation increase	4.2%	4.8%	N/A	N/A
Interest crediting rate	1.9%	2.0%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2022	December 31 2021	December 31 2022	December 31 2021
Discount rate	4.8%	2.5%	5.1%	2.7%
Rate of compensation increase	4.3%	4.2%	N/A	N/A
Interest crediting rate	3.9%	1.9%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.3 billion, $1.3 billion, and $0.9 billion, respectively, as of December 31, 2022, and $1.7 billion, $1.6 billion, and $1.2 billion, respectively, as of December 31, 2021.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.2 billion, $1.2 billion, and $0.8 billion, respectively, as of December 31, 2022 and $1.7 billion, $1.6 billion, and $1.2 billion, respectively, as of December 31, 2021.  The accumulated benefit obligation for all pension plans as of December 31, 2022 and 2021, was $1.6 billion and $2.1 billion, respectively.

For postretirement benefit measurement purposes, a 6.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2022.  The rate was assumed to decrease gradually to 4.5% by 2031 and remain at that level thereafter.

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

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2022 and 2021.

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$68	$—	$—	$68
Mutual funds	245	—	—	245
Corporate bonds	—	318	—	318
U.S. Treasury instruments	173	—	—	173
U.S. government agency, state and local government bonds	—	5	—	5
Other	—	9	—	9
Total assets	$486	$332	$—	$818

Common collective trust funds at NAV
U.S. equity				23
International equity				76
Fixed income				247
Other				105
Total assets at fair value				$1,269

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$135	$—	$—	$135
Mutual funds	426	—	—	426
Corporate bonds	—	304	—	304
U.S. Treasury instruments	226	—	—	226
U.S. government agency, state and local government bonds	—	3	—	3
Other	—	8	—	8
Total assets	$787	$315	$—	$1,102

Common collective trust funds at NAV
U.S. equity				34
International equity				193
Fixed income				285
Other				128
Total assets at fair value				$1,742

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2022(1)(2)	December 31 2021(2)
Equity securities	33%	47%
Debt securities	62%	44%
Other	5%	9%
Total	100%	100%

(1)The Company’s U.S. pension plans contain approximately 66% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 37% equity securities and 63% debt securities.  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation. The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 24% equity securities, 62% debt securities, and 14% other.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)The Company’s pension plans did not directly hold any shares of Company common stock as of the December 31, 2022 and 2021 measurement dates.

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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $25 million to the pension plans and $14 million to the postretirement benefit plan during 2023.  The Company may elect to make additional discretionary contributions during this period.

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)
2023	$64	$14
2024	70	13
2025	76	12
2026	82	11
2027	85	10
2028-2032	524	44
Note 16.     Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2022 and 2021, the Company had approximately 169.0 million shares and 156.6 million shares, respectively, of its common shares in treasury.  Treasury stock of $4.9 billion and $5.1 billion at December 31, 2022 and 2021, respectively, is recorded at cost as a reduction of common stock, and treasury stock of $1.7 billion and $0.3 billion at December 31, 2022 and 2021, respectively, is recorded at cost as a reduction of retained earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)
The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2022 and 2021:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)
Balance at December 31, 2020	$(2,424)	$185	$(365)	$—	$(2,604)
Other comprehensive income before reclassifications	(119)	507	190	(2)	576
Gain (loss) on net investment hedges	398	—	—	—	398
Amounts reclassified from AOCI	—	(474)	99	—	(375)
Tax effect	(103)	7	(71)	—	(167)
Net of tax amount	176	40	218	(2)	432
Balance at December 31, 2021	$(2,248)	$225	$(147)	$(2)	$(2,172)
Other comprehensive income before reclassifications	(609)	268	117	(12)	(236)
Gain (loss) on net investment hedges	328	—	—	—	328
Amounts reclassified from AOCI	—	(352)	23	—	(329)
Tax effect	(93)	7	(15)	1	(100)
Net of tax amount	(374)	(77)	125	(11)	(337)
Balance at December 31, 2022	$(2,622)	$148	$(22)	$(13)	$(2,509)

The change in foreign currency translation adjustment in 2022 is due to the U.S. dollar appreciation impacting the equity value of the Company’s foreign subsidiaries, partially offset by net investment hedges as discussed in Note 5, while the change in foreign currency translation adjustment in 2021 is primarily due to net investment hedges.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)

	Amounts reclassified from AOCI Year Ended December 31			Affected line item in the consolidated statement of
Details about AOCI components	2022	2021	2020	earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$(1)	$16	$68	Revenues
	(351)	(490)	(27)	Cost of products sold
	—	—	2	Interest expense
	—	—	2	Other (income) expense - net
	(352)	(474)	45	Earnings before income taxes
	62	118	7	Income tax expense
	$(290)	$(356)	$52	Net earnings
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service losses (credit)	$(119)	$(77)	$(32)	Other (income) expense - net
Actuarial losses	142	176	39	Other (income) expense - net
	23	99	7	Earnings before income taxes
	(4)	(26)	(11)	Income tax expense
	$19	$73	$(4)	Net earnings

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

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. The Company engages in various structured trade finance activities to leverage its global trade flows. This segment also includes the Company’s share of the results of its equity investment in Wilmar and its share of the results of its Pacificor, Stratas Foods LLC, Edible Oils Limited, Olenex, and SoyVen joint ventures.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)
The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers and ethanol for use in gasoline due to its ability to increase octane as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products. The Carbohydrate Solutions segment has announced various memorandums of understanding with potential strategic partners leveraging our core production capabilities and carbon sequestration experience to facilitate the production of low carbon, bio-based products such as sustainable aviation fuel and innovative renewable chemicals. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A., and Aston Foods and Food Ingredients. In November 2021, the Company sold its ethanol production complex in Peoria, Illinois. In August 2022, the Company launched two joint ventures, GreenWise Lactic and LG Chem Illinois Biochem, with LG Chem, a leading global diversified chemical company, for the U.S. production of lactic acid and polylactic acid to meet growing demand for a wide variety of plant-based products.

The Nutrition segment serves various end markets including food, beverages, nutritional supplements, and feed and premix for livestock, aquaculture, and pet food. The segment engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. This segment also includes the Company’s share of the results of its equity investment in Vimison S.A. de C.V.

Other Business includes the Company’s financial business units related to futures commission and insurance activities.

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include the impact of LIFO-related adjustments, unallocated corporate expenses, interest cost net of interest income, and revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies that ADM Ventures has investments in.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)
Segment Information

	Year Ended
(In millions)	December 31
	2022	2021	2020
Gross revenues
Ag Services and Oilseeds	$83,686	$70,455	$55,667
Carbohydrate Solutions	16,336	12,672	9,423
Nutrition	7,836	6,933	5,959
Other	396	380	367
Intersegment elimination	(6,698)	(5,191)	(7,061)
Total	$101,556	$85,249	$64,355

Intersegment revenues
Ag Services and Oilseeds	$4,123	$3,408	$5,951
Carbohydrate Solutions	2,375	1,562	951
Nutrition	200	221	159
Total	$6,698	$5,191	$7,061

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$53,181	$45,017	$32,726
Crushing	13,139	11,368	9,593
Refined Products and Other	13,243	10,662	7,397
Total Ag Services and Oilseeds	79,563	67,047	49,716

Carbohydrate Solutions
Starches and Sweeteners	10,251	7,611	6,387
Vantage Corn Processors	3,710	3,499	2,085
Total Carbohydrate Solutions	13,961	11,110	8,472

Nutrition
Human Nutrition	3,769	3,189	2,812
Animal Nutrition	3,867	3,523	2,988
Total Nutrition	7,636	6,712	5,800

Other	396	380	367
Total	$101,556	$85,249	$64,355

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2022	2021	2020
Depreciation
Ag Services and Oilseeds	$334	$349	$351
Carbohydrate Solutions	307	322	305
Nutrition	120	101	114
Other	9	8	6
Corporate	24	27	24
Total	$794	$807	$800

Long-lived asset impairments(1)
Ag Services and Oilseeds	$—	$10	$8
Carbohydrate Solutions	14	13	—
Nutrition	21	50	13
Corporate	—	—	7
Total	$35	$73	$28

Interest and investment income
Ag Services and Oilseeds	$52	$27	$39
Nutrition	2	1	2
Other	185	16	40
Corporate	54	52	30
Total	$293	$96	$111

Equity in earnings of affiliates
Ag Services and Oilseeds	$714	$500	$475
Carbohydrate Solutions	94	70	81
Nutrition	23	24	22
Corporate	1	1	1
Total	$832	$595	$579

(1) See Note 18 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

	Year Ended
(In millions)	December 31
	2022	2021	2020
Segment Operating Profit
Ag Services and Oilseeds	$4,386	$2,775	$2,105
Carbohydrate Solutions	1,360	1,283	717
Nutrition	736	691	574
Other	167	25	52
Specified Items:
Gains on sales of assets and businesses(1)	47	77	83
Impairment, restructuring, and settlement charges(2)	(147)	(213)	(76)
Total segment operating profit	6,549	4,638	3,455
Corporate	(1,316)	(1,325)	(1,572)
Earnings before income taxes	$5,233	$3,313	$1,883

(1) The gains in 2022 were related to the sale of certain assets. The gains in 2021 were related to the sale of ethanol and certain other assets. The gains in 2020 were related to the sale of a portion of the Company’s shares in Wilmar and certain other assets.

(2) The charges in 2022 were related to the impairment of certain assets, restructuring, and settlement contingencies. The charges in 2021 were related to the impairment of certain long-lived assets, goodwill, and other intangibles, restructuring, and a legal settlement. The charges in 2020 were related to the impairment of certain assets, restructuring, and settlement.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

(In millions)	December 31
	2022	2021
Investments in and advances to affiliates
Ag Services and Oilseeds	$4,863	$4,826
Carbohydrate Solutions	365	358
Nutrition	111	56
Corporate	128	45
Total	$5,467	$5,285

Identifiable assets
Ag Services and Oilseeds	$28,657	$25,976
Carbohydrate Solutions	6,801	6,238
Nutrition	10,615	10,142
Other	10,569	9,235
Corporate	3,132	4,545
Total	$59,774	$56,136

(In millions)	Year Ended December 31
	2022	2021
Gross additions to property, plant, and equipment
Ag Services and Oilseeds	$568	$451
Carbohydrate Solutions	261	260
Nutrition	314	242
Other	15	7
Corporate	53	45
Total	$1,211	$1,005

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

	Year Ended
(In millions)	December 31
	2022	2021	2020
Revenues
United States	$43,272	$35,396	$25,986
Switzerland	21,821	18,453	13,819
Cayman Islands	5,883	5,515	3,958
Brazil	4,004	3,213	2,357
Mexico	3,709	2,934	2,244
Canada	2,272	1,818	1,280
United Kingdom	2,231	1,848	1,519
Other Foreign	18,364	16,072	13,192
	$101,556	$85,249	$64,355

(In millions)	December 31
	2022	2021
Long-lived assets
United States	$6,322	$6,098
Brazil	801	760
Other Foreign	2,810	2,945
	$9,933	$9,803

Note 18.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

(In millions)	Year Ended December 31
	2022	2021	2020

Restructuring and exit costs (1)	$29	$39	$26
Impairment charge - goodwill and other intangible assets (2)	2	52	26
Impairment charge - other long-lived assets (3)	35	73	28
Total asset impairment, exit, and restructuring costs	$66	$164	$80

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Asset Impairment, Exit, and Restructuring Costs (Continued)
(1)Restructuring and exist costs for the year ended December 31, 2022 consisted of several individually insignificant restructuring charges totaling $28 million presented as specified items within segment operating profit and restructuring charges of $1 million in Corporate. Restructuring and exit costs for the year ended December 31, 2021 consisted of several individually insignificant restructuring charges totaling $35 million presented as specified items within segment operating profit and $4 million in Corporate. Restructuring and exit costs for the year ended December 31, 2020 consisted of several individually insignificant restructuring charges totaling $17 million presented as specified items within segment operating profit and $9 million in Corporate.
(2)Impairment charge - goodwill and other intangible assets for the year ended December 31, 2022 consisted of customer list impairment of $2 million in Nutrition presented as specified items within segment operating profit. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2021 consisted of goodwill impairment of $5 million and land rights impairment of $42 million in Ag Services and Oilseeds, and goodwill impairment of $1 million and customer list impairment of $4 million in Nutrition, presented as specified items within segment operating profit. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2020 consisted of other intangible asset impairments presented as specified items within segment operating profit.

(3)Impairment charge - other long-lived assets for the year ended December 31, 2022 consisted of impairments related to certain long-lived assets in Carbohydrate Solutions and Nutrition of $15 million and $20 million, respectively, presented as specified items within segment operating profit. Impairment charge - other long-lived assets for the year ended December 31, 2021 consisted of impairments related to certain long-lived assets in Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition of $10 million, $13 million, and $50 million, respectively, presented as specified items within segment operating profit. Impairment charge - other long-lived assets for the year ended December 31, 2020 consisted of impairments related to certain long-lived assets in Ag Services and Oilseeds and Nutrition of $8 million and $13 million, respectively, presented as specified items within segment operating profit, and $7 million of impairments related to certain assets in Corporate.

Note 19.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). Prior to October 1, 2020, ADM Receivables transferred such purchased accounts receivable in their entirety to the First Purchasers pursuant to a receivables purchase agreement.  In exchange for the transfer of the accounts receivable, ADM Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On October 1, 2020, the Company restructured the First Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.8 billion for the accounts receivable transferred. The First Program terminates on May 18, 2023, unless extended.

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). Prior to April 1, 2020, ADM Ireland Receivables transferred such purchased accounts receivable in their entirety to the Second Purchasers pursuant to a receivables purchase agreement. In exchange for the transfer of the accounts receivable, ADM Ireland Receivables received a cash payment up to a certain amount and an additional amount upon the collection of the accounts receivable (deferred consideration). On April 1, 2020, the Company restructured the Second Program from a deferred purchase price to a pledge structure. Under the new structure, ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $0.8 billion (€0.8 billion) for the accounts receivables transferred. The Second Program terminates on March 16, 2023, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 19.     Sale of Accounts Receivable (Continued)
Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At December 31, 2022 and 2021, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of December 31, 2022 and 2021, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $2.6 billion and $2.2 billion, respectively. Total receivables sold were $59.0 billion, $50.3 billion, and $35.0 billion for the years ended December 31, 2022, 2021, and 2020, respectively. Cash collections from customers on receivables sold were $56.9 billion, $47.3 billion, and $34.2 billion for the years ended December 31, 2022, 2021, and 2020, respectively.  Of the 2020 amount, $6.7 billion was cash collections on the deferred consideration reflected as cash inflows from investing activities for the years ended December 31, 2020. Receivables pledged as collateral to the Purchasers were $0.6 billion and $0.5 billion as of December 31, 2022 and 2021, respectively.
Transfers of receivables under the Programs during the years ended December 31, 2022, 2021, and 2020 resulted in an expense for the loss on sale of $21 million, $11 million, and $9 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 20.     Legal Proceedings (Continued)

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP has appealed the dismissal to the United States Court of Appeals for the Seventh Circuit. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. On March 18, 2022, the Nebraska federal district court granted ADM’s motion to transfer the GP case back to the Central District of Illinois for further proceedings. ADM moved to dismiss the complaint on May 20, 2022 and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP has appealed the dismissal. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

Market or Fair Values of Certain Merchandisable Agricultural Commodity Inventories, Inventory-Related Payables, and Forward Commodity Purchase and Sales Contracts

Description of the Matter	As explained in Notes 1 and 4 to the consolidated financial statements, certain merchandisable agricultural commodity inventory and inventory-related payables are stated at market or fair value. Forward commodity purchase and sales contracts that qualify as derivative contracts are also stated at market or fair value. The merchandisable agricultural commodity inventory, inventory-related payables, and forward commodity purchase and sales contracts are considered level 2 and 3 fair value instruments. As of December 31, 2022, the market or fair values of certain merchandisable agricultural commodity inventories, inventory-related payables, forward commodity contracts in an asset position, and forward commodity contracts in a liability position were $9,041 million, $1,270 million, $1,337 million, and $1,268 million, respectively.

Auditing the estimated market or fair values of merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sale contracts is complex due to the judgment involved in determining market or fair value, specifically related to determining the estimated basis adjustments, which represent the adjustment made to exchange quoted prices to arrive at the market or fair values of certain merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sales contracts. The basis adjustments are generally determined using inputs from competitor or broker quotations or market transactions and are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact these basis adjustments.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the estimated market or fair values of certain merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sale contracts. Our tests included controls over the estimation process supporting the basis adjustments.

To test the estimated market or fair values of certain merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sale contracts, our audit procedures included, among others, evaluating (i) the Company’s selection of the principal market, (ii) the inputs for the basis adjustments, and (iii) the completeness and accuracy of the underlying data supporting the basis adjustments. For example, we evaluated management’s methodology for determining the basis adjustment including assessing the principal market identified and sources utilized by management to support the basis adjustment. Specifically, we compared the basis adjustments used by management to competitor and broker quotations, trade publications, and/or recently executed transactions. Further, we investigated, to the extent necessary, basis adjustments that were inconsistent with third party available information. Finally, we evaluated the adequacy of the Company’s financial statement disclosures related to the estimated market or fair values of certain merchandisable agricultural inventories, inventory-related payables, and forward commodity purchase and sale contracts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1930.

Saint Louis, Missouri
February 14, 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Archer-Daniels-Midland Company

Opinion on Internal Control over Financial Reporting

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Archer-Daniels-Midland Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Archer-Daniels-Midland Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2), and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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
February 14, 2023

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

As of December 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During 2018, the Company launched an initiative called Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. As part of this transformation, the Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. During 2022, there were no deployments of the ERP system. The Company continues to consider changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP system has not materially affected its internal control over financial reporting.

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

Under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2022 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022.  That report is included herein.

/s/ Juan R. Luciano Juan R. Luciano Chairman, Chief Executive Officer, and President	/s/ Vikram Luthar Vikram Luthar Senior Vice President and Chief Financial Officer

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” and “Director Evaluations; Delinquent Section 16(a) Reports,” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before May 1, 2023 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Ronald S. Bandler	Vice President and Treasurer since May 2022. Assistant Treasurer from January 1998 to May 2022.	62

Benjamin I. Bard	Vice President and Chief Audit Executive since June 2021. Global Chief Compliance Officer since January 2014.	49

Camille Batiste	Senior Vice President, Global Supply Chain and Procurement since May 2021. President, Global Supply Chain from January 2020 to May 2021. President, Nutrition Optimization from June 2019 to May 2021. Vice President, Global Procurement from March 2017 to June 2019. Vice President, Sourcing Operations & Compliance at Honeywell Aerospace from March 2015 to March 2017.	51

Veronica L. Braker	Senior Vice President, Global Operations since April 2019. Executive Champion of Global Safety since January 2020. Vice President of Operations - Performance Materials at BASF from April 2017 to March 2019. Head of Operations for North America - Performance Materials at BASF from January 2014 to April 2017.	55

Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Carbohydrate Solutions business unit since March 2015.	49

Pierre-Christophe Duprat	President, Biosolutions and International Corn since August 2022. President, Animal Nutrition from August 2018 to August 2022. President, ADM Europe, Middle East, and Africa (EMEA) from June 2016 to August 2018. President, ADM Corn EMEA and Asia from November 2015 to August 2022.	55

D. Cameron Findlay	Senior Vice President, General Counsel, and Secretary since July 2013.	63

Kristy Folkwein	Senior Vice President of the Company since March 2018. Chief Technology Officer since January 2020. Chief Information Officer from March 2018 to January 2020. Vice President and Chief Information Officer from June 2016 to March 2018.	60

Molly Strader Fruit	Vice President, Corporate Controller since March 2021. Vice President, Global Financial Services from May 2019 to March 2021. Controller, Carbohydrate Solutions from August 2018 to May 2019. Vice President, Global Credit from April 2016 to June 2019. Controller, Americas for Agricultural Services from June 2015 to August 2018.	44

Leticia Goncalves	President, Global Foods since March 2021. President, Global Specialty Ingredients from January 2020 to March 2021. Senior Vice President and U.S. Division Head at Bayer from September 2018 to January 2020. President, Europe and Middle East at Monsanto from August 2014 to August 2018.	48

Domingo Lastra	President, South America since July 2017. Vice President, Integration and Strategy from March 2016 to July 2017.	54

Juan R. Luciano	Chairman of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015.	61

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Vikram Luthar	Senior Vice President of the Company since March 2015. Chief Financial Officer since April 2022. Head of Investor Relations from June 2021 to July 2022. Chief Financial Officer, Nutrition from January 2020 to April 2022. President, Health & Wellness from March 2018 to January 2020. President, Bioactives from February 2017 to March 2018. President, Enzymes from December 2015 to February 2017. CFO, Corn Processing business unit from March 2014 to February 2017.	56

Vincent F. Macciocchi	Senior Vice President of the Company and President, Nutrition business unit since May 2015. Chief Sales and Marketing Officer since January 2020.	57

Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Ag Services & Oilseeds business unit since July 2019. President, Global Oilseeds Processing business unit from May 2015 to June 2019.	51

Ian Pinner	Senior Vice President of the Company since January 2020. Chief Strategy and Innovation Officer since January 2020. President, Health and Wellness from January 2020 to March 2021. Vice President, Growth and Strategy from August 2018 to January 2020. Chief Growth Officer from July 2017 to August 2018. President, Southeast Asia and Global Destination Marketing from December 2015 to July 2017.	50

Ismael Roig	Senior Vice President of the Company since December 2015. President, Animal Nutrition since August 2022. President, ADM Europe, Middle East, and Africa (EMEA) since August 2018. Chief Strategy Officer from December 2015 to August 2018. Chief Sustainability Officer from May 2015 to March 2017.	55

John P. Stott	President, ADM Investor Services, Inc. since July 2022. Group Vice President, Finance, Corporate Treasurer, and CFO, Global Technology from March 2021 to May 2022. Group Vice President, Finance and Corporate Controller from August 2014 to March 2021.	55

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Asia Pacific since May 2021. Executive Champion for Quality and Food Safety from January 2020 to May 2021. President, Global Business Readiness from March 2018 to May 2021. President, Agricultural business unit from August 2011 to March 2018.	57

Thuy-Nga T. Vo	Chief Counsel, Corporate, Securities, and Mergers and Acquisitions and Assistant Secretary since January 2017. Chief Counsel, Mergers and Acquisitions from May 2013 to January 2017.	58

Jennifer L. Weber	Senior Vice President and Chief Human Resources Officer since August 2020. Executive Vice President - Human Resources at Lowe’s Companies, Inc. from March 2016 to April 2020.	56

Todd Werpy	Senior Vice President and Chief Science Officer since January 2020. Senior Vice President and Chief Technology Officer from March 2015 to January 2020.	60

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before May 1, 2023, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-Year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information at December 31, 2022” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before May 1, 2023, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before May 1, 2023, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before May 1, 2023, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Beginning of				End of
(In millions)	Year Balance	Additions	Deductions (1)	Other (2)	Year Balance
Allowance for doubtful accounts
December 31, 2020	$110	47	(66)	9	$100
December 31, 2021	$100	32	(28)	18	$122
December 31, 2022	$122	88	(12)	1	$199

	Beginning of				End of
(In millions)	Year Balance	Additions	Deductions	Other	Year Balance
Income tax valuation allowance
December 31, 2020	$325	14	—	—	$339
December 31, 2021	$339	7	(65)	—	$281
December 31, 2022	$281	18	(90)	—	$209

(1) Uncollectible accounts written off
(2) Impact of reclassifications, foreign exchange translation, and other adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3i)Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit (3)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001).

(3ii)Bylaws, as amended through November 2, 2022.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
(4)Instruments defining the rights of security holders, including:

(i)Description of Securities of Registrant

(ii)Indenture, dated as of June 1, 1986, by and between the Company and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (File No. 33-6721)), as amended and supplemented by Supplemental Indenture, dated as of August 1, 1989, by and between the Company and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee (incorporated by reference to Exhibit 4(c) to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-3 (No. 33-6721)), relating to:

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
the $750,000,000 – 3.250% Notes due September 15, 2051, and
the $750,000,000 – 2.900% Notes due March 1, 2032

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
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

(xxx)Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

(xxxi)Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

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

Date: February 14, 2023

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2023, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. R. Luciano	/s/ D. E. Felsinger	/s/ D. C. Findlay
J. R. Luciano,	D. E. Felsinger*,	D. C. Findlay
Chairman, Chief Executive Officer,	Director	Attorney-in-Fact
President, and Director
(Principal Executive Officer)	/s/ S. F. Harrison
S. F. Harrison*,
/s/ V. Luthar	Director
V. Luthar
Senior Vice President and	/s/ P. J. Moore
Chief Financial Officer	P. J. Moore*,
(Principal Financial Officer)	Director

/s/ M. S. Fruit	/s/ F. J. Sanchez
M. S. Fruit	F. J. Sanchez*,
Vice President, Corporate Controller	Director
(Principal Accounting Officer)
/s/ D. A. Sandler
/s/ M.S. Burke	D. A. Sandler*,
M. S. Burke*,	Director
Director
/s/ L. Z. Schlitz
/s/ T. Colbert	L. Z. Schlitz*,
T. Colbert*,	Director
Director
/s/ K. R. Westbrook
/s/ J. C. Collins, Jr.	K. R. Westbrook*,
J. C. Collins, Jr.*,	Director
Director

/s/ T. K. Crews
T. K. Crews*,
Director

*Powers of Attorney authorizing V. Luthar, M.S. Fruit, and D. C. Findlay, and each of them, to sign the Form 10-K on behalf of the above-named officers and directors of the Company, copies of which are being filed with the Securities and Exchange Commission.