Form 10-Q
period 2023-03-31
Archer-Daniels-Midland Co
filed 2023-04-25
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Common Stock, no par value – 544,634,817 shares
(April 24, 2023)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 that is subject to risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information.  Risks and uncertainties that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as may be updated in our subsequent Quarterly Reports on Form 10-Q. To the extent permitted under applicable law, Archer-Daniels-Midland Company assumes no obligation to update any forward-looking statements as a result of new information or future events.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share amounts)

Revenues	$24,072	$23,650
Cost of products sold	21,992	21,753
Gross Profit	2,080	1,897

Selling, general, and administrative expenses	881	829
Asset impairment, exit, and restructuring costs	7	1
Equity in earnings of unconsolidated affiliates	(174)	(204)
Interest and investment income	(134)	(59)
Interest expense	147	92
Other (income) expense – net	(44)	(33)
Earnings Before Income Taxes	1,397	1,271

Income tax expense	225	207
Net Earnings Including Noncontrolling Interests	1,172	1,064

Less: Net earnings attributable to noncontrolling interests	2	10

Net Earnings Attributable to Controlling Interests	$1,170	$1,054

Average number of shares outstanding – basic	550	566

Average number of shares outstanding – diluted	551	568

Basic earnings per common share	$2.13	$1.86

Diluted earnings per common share	$2.12	$1.86

Dividends per common share	$0.45	$0.40

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions)

Net earnings including noncontrolling interests	$1,172	$1,064
Other comprehensive income (loss):
Foreign currency translation adjustment	153	149
Tax effect	14	(31)
Net of tax amount	167	118

Pension and other postretirement benefit liabilities adjustment	(26)	37
Tax effect	(13)	(7)
Net of tax amount	(39)	30

Deferred gain (loss) on hedging activities	(104)	282
Tax effect	16	(47)
Net of tax amount	(88)	235

Unrealized gain (loss) on investments	4	(5)
Tax effect	(1)	—
Net of tax amount	3	(5)
Other comprehensive income (loss)	43	378
Comprehensive income (loss)	1,215	1,442

Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	5

Comprehensive income (loss) attributable to controlling interests	$1,216	$1,437

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$899	$1,037
Segregated cash and investments	8,736	9,010
Trade receivables - net	4,471	4,926
Inventories	14,771	14,771
Other current assets	5,448	5,666
Total Current Assets	34,325	35,410

Investments and Other Assets
Investments in affiliates	5,525	5,467
Goodwill and other intangible assets	6,583	6,544
Right of use assets	1,025	1,088
Other assets	1,273	1,332
Total Investments and Other Assets	14,406	14,431

Property, Plant, and Equipment
Land and land improvements	546	502
Buildings	5,673	5,639
Machinery and equipment	19,390	19,194
Construction in progress	1,502	1,440
	27,111	26,775
Accumulated depreciation	(17,040)	(16,842)
Net Property, Plant, and Equipment	10,071	9,933
Total Assets	$58,802	$59,774

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,809	$503
Trade payables	6,271	7,803
Payables to brokerage customers	9,430	9,856
Accrued expenses and other payables	3,981	4,795
Current lease liabilities	287	292
Current maturities of long-term debt	952	942
Total Current Liabilities	22,730	24,191

Long-Term Liabilities
Long-term debt	7,745	7,735
Deferred income taxes	1,362	1,402
Non-current lease liabilities	757	816
Other	1,011	1,014
Total Long-Term Liabilities	10,875	10,967

Temporary Equity - Redeemable noncontrolling interest	301	299

Shareholders’ Equity
Common stock	3,106	3,147
Reinvested earnings	24,217	23,646
Accumulated other comprehensive income (loss)	(2,463)	(2,509)
Noncontrolling interests	36	33
Total Shareholders’ Equity	24,896	24,317
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$58,802	$59,774

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Three Months Ended March 31,
	2023	2022
Operating Activities
Net earnings including noncontrolling interests	$1,172	$1,064
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	259	257
Asset impairment charges	3	1
Deferred income taxes	47	144
Equity in earnings of affiliates, net of dividends	(113)	(159)
Stock compensation expense	65	69
Deferred cash flow hedges	(104)	283
Gains on sales of assets and businesses/investment revaluation	(11)	(34)
Other – net	(8)	(9)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(935)	(482)
Trade receivables	488	(937)
Inventories	52	(2,881)
Other current assets	328	(2,141)
Trade payables	(1,556)	(245)
Payables to brokerage customers	(460)	2,501
Accrued expenses and other payables	(837)	1,363
Total Operating Activities	(1,610)	(1,206)

Investing Activities
Capital expenditures	(327)	(217)
Proceeds from sales of assets and businesses	13	5
Investments in affiliates	(4)	(36)
Cost method investments	—	(102)
Other – net	(10)	8
Total Investing Activities	(328)	(342)

Financing Activities
Long-term debt borrowings	—	750
Long-term debt payments	(2)	—
Net borrowings (payments) under lines of credit agreements	1,306	2,824
Share repurchases	(351)	—
Cash dividends	(248)	(226)
Other – net	(107)	(30)
Total Financing Activities	598	3,318

Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6)	—
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,346)	1,770
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	7,033	7,454
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$5,687	$9,224

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$899	$1,079
Restricted cash and restricted cash equivalents included in segregated cash and investments	4,788	8,145
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,687	$9,224

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance, December 31, 2022	547	$3,147	$23,646	$(2,509)	$33	$24,317
Comprehensive income
Net earnings			1,170		2
Other comprehensive income (loss)				46	(3)
Total comprehensive income						1,215
Cash dividends paid - $0.45 per share			(248)			(248)
Share repurchases	(4)		(351)			(351)
Stock compensation expense	3	65				65
Stock option exercises net of taxes	(1)	(108)				(108)
Other	—	2	—	—	4	6
Balance, March 31, 2023	545	$3,106	$24,217	$(2,463)	$36	$24,896

Balance, December 31, 2021	560	$2,994	$21,655	$(2,172)	$31	$22,508
Comprehensive income
Net earnings			1,054		10
Other comprehensive income (loss)				383	(5)
Total comprehensive income						1,442
Cash dividends paid - $0.40 per share			(226)			(226)
Stock compensation expense	3	69				69
Stock option exercises net of taxes	—	(36)				(36)
Other	—	1	—	—	(3)	(2)
Balance, March 31, 2022	563	$3,028	$22,483	$(1,789)	$33	$23,755

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 for Archer-Daniels-Midland Company (the Company or ADM).

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

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts included allowances for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. The Company estimates uncollectible accounts by pooling receivables according to type, region, credit risk rating, and age. Each pool is assigned an expected loss co-efficient to arrive at a general reserve based on historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. The Company minimizes credit risk due to the large and diversified nature of its worldwide customer base. ADM manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Changes to the allowance for estimated uncollectible accounts are as follows:

	Three Months Ended March 31
	2023	2022
Beginning, January 1	$199	$122
Current year provisions	4	22
Recoveries	1	1
Write-offs against allowance	(24)	(1)
Foreign exchange translation adjustment	1	—
Other	1	(7)
Ending, March 31	$182	$137

Write-offs against allowance in the current quarter related primarily to allowance on receivables that were subsequently sold.

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.

The following table sets forth the Company’s inventories as of December 31, 2022 and 2021.

	March 31, 2023	December 31, 2022
	(In millions)
Raw materials and supplies	$6,310	$6,975
Finished goods	8,461	7,796
Total inventories	$14,771	$14,771

Included in raw materials and supplies are work in process inventories which were not material as of March 31, 2023 and December 31, 2022.

Cost Method Investments

Cost method investments of $489 million and $488 million as of March 31, 2023 and December 31, 2022, respectively, were included in Other Assets in the Company’s consolidated balance sheets. Revaluation gains of $34 million in the three months ended March 31, 2022 in connection with observable third-party transactions, were recorded in interest and investment income in the Company's consolidated statements of earnings. There were no revaluation gains in the three months ended March 31, 2023.

Operations in Ukraine and Russia

ADM employs approximately 640 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. Facilities have been temporarily idled since February 24, 2022, most of which were brought back online by March 31, 2023, due in part to the opening of the Black Sea grain export corridor. The Company’s footprint in Russia is limited to operations related to the production and transport of essential food commodities and ingredients.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
As a result of the ongoing conflict in Ukraine, the Company reviewed the valuation of its assets and concluded that as of March 31, 2023, receivables, net of allowances, are deemed collectible and market inventories are valued appropriately. The temporarily idled property, plant, and equipment, which are immaterial, are not considered impaired. The Company also evaluated the impact of Russia’s announcement of its purported annexation of four Ukrainian regions on the valuation of ADM’s assets in those regions and concluded that the assets are appropriately valued. As the conflict in Ukraine evolves, the Company will continue to review the valuation of these assets and make any required adjustments, which are not expected to be material to the Company’s consolidated financial statements.

Note 2.    New Accounting Standards

Effective January 1, 2023, the Company adopted the amended guidance of Accounting Standards Codification (ASC) Topic 805, Business Combinations, which improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amended guidance requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, (Topic 606). The Company’s adoption of this amended guidance did not have an impact on its consolidated financial statements.

Effective January 1, 2023, the Company adopted the amended guidance of ASC Subtopic 405-50, Liabilities - Supplier Finance Programs, which enhances the transparency of supplier finance programs. The amended guidance requires an entity (buyer) in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ADM has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded that its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP continue to be classified in current liabilities in the Company’s consolidated balance sheet and in operating activities in its consolidated statement of cash flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 90 days of the invoice date. As of March 31, 2023 and December 31, 2022, the Company’s outstanding payment obligations that suppliers had elected to sell to the financial institutions were $247 million and $196 million, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 3.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $178 million and $175 million for the three months ended March 31, 2023 and 2022, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $473 million and $694 million as of March 31, 2023 and December 31, 2022, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Contract liabilities recognized as revenues were $362 million and $324 million for the three months ended March 31, 2023 and 2022, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$1,017	$178	$1,195	$10,500	$11,695
Crushing	191	—	191	3,492	3,683
Refined Products and Other	626	—	626	2,575	3,201
Total Ag Services and Oilseeds	1,834	178	2,012	16,567	18,579
Carbohydrate Solutions
Starches and Sweeteners	2,084	—	2,084	653	2,737
Vantage Corn Processors	800	—	800	—	800
Total Carbohydrate Solutions	2,884	—	2,884	653	3,537
Nutrition
Human Nutrition	936	—	936	—	936
Animal Nutrition	917	—	917	—	917
Total Nutrition	1,853	—	1,853	—	1,853

Other Business	103	—	103	—	103
Total Revenues	$6,674	$178	$6,852	$17,220	$24,072

	Three Months Ended March 31, 2022
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$970	$175	$1,145	$10,702	$11,847
Crushing	125	—	125	3,097	3,222
Refined Products and Other	632	—	632	2,552	3,184
Total Ag Services and Oilseeds	1,727	175	1,902	16,351	18,253
Carbohydrate Solutions
Starches and Sweeteners	1,930	—	1,930	568	2,498
Vantage Corn Processors	868	—	868	—	868
Total Carbohydrate Solutions	2,798	—	2,798	568	3,366
Nutrition
Human Nutrition	958	—	958	—	958
Animal Nutrition	966	—	966	—	966
Total Nutrition	1,924	—	1,924	—	1,924

Other Business	107	—	107	—	107
Total Revenues	$6,556	$175	$6,731	$16,919	$23,650

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts that are accounted for as derivatives and are outside the scope of Topic 606.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from the sale of commodities, from service fees for the transportation of goods, from the sale of products manufactured in its global processing facilities, and from its structured trade finance activities. Revenue is measured based on the consideration specified in the contract. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price, which may include freight or other contractually specified cost components. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20. The Company engages in various structured trade finance activities to leverage its global trade flows whereby the Company obtains letters of credit (LCs) to guarantee payments on both global purchases and sales of grain. LCs guaranteeing payment on grain sales are sold on a non-recourse basis with no continuing involvement. The Company earns returns from the difference in interest rates between the LCs that guarantee payment on the underlying purchases and sales of grain given the differing risk profiles of the underlying transactions. The net return related to structured trade finance activities is included in revenue and is not significant for the quarters ended March 31, 2023 and 2022.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 4.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	Fair Value Measurements at March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$5,654	$3,503	$9,157
Unrealized derivative gains:
Commodity contracts	—	959	649	1,608
Foreign currency contracts	—	238	—	238
Cash equivalents	397	—	—	397
Segregated investments	1,916	—	—	1,916
Total Assets	$2,313	$6,851	$4,152	$13,316

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$656	$455	$1,111
Foreign currency contracts	—	211	—	211
Debt conversion option	—	—	1	1
Inventory-related payables	—	2,235	57	2,292
Total Liabilities	$—	$3,102	$513	$3,615

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$6,281	$2,760	$9,041
Unrealized derivative gains:
Commodity contracts	—	796	541	1,337
Foreign currency contracts	—	258	—	258
Interest rate contracts	—	109	—	109
Cash equivalents	405	—	—	405
Segregated investments	1,453	—	—	1,453
Total Assets	$1,858	$7,444	$3,301	$12,603

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$665	$603	$1,268
Foreign currency contracts	—	275	—	275
Debt conversion option	—	—	6	6
Inventory-related payables	—	1,181	89	1,270
Total Liabilities	$—	$2,121	$698	$2,819

Estimated fair values for inventories and inventory-related payables carried at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis. Market valuations for the Company’s inventories are adjusted for location and quality (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using the inputs from competitor and broker quotations or market transactions and are considered observable. Basis adjustments are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these basis adjustments. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity. When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the inventory is classified in Level 3. Changes in the fair value of inventories are recognized in the consolidated statements of earnings as a component of cost of products sold.

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

The debt conversion option is the equity linked embedded derivative related to the exchangeable bonds. The fair value of the embedded derivative is included in long-term debt, with changes in fair value recognized as interest, and is valued with the assistance of a third-party pricing service (a level 3 measurement).

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023.

	Level 3 Fair Value Asset Measurements at
	March 31, 2023
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)
Balance, December 31, 2022	$2,760	$541	$3,301
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	2	477	479
Purchases	8,665	—	8,665
Sales	(8,254)	—	(8,254)
Settlements	—	(382)	(382)
Transfers into Level 3	605	50	655
Transfers out of Level 3	(275)	(37)	(312)
Ending balance, March 31, 2023	$3,503	$649	$4,152

* Includes increase in unrealized gains of $632 million relating to Level 3 assets still held at March 31, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023.

	Level 3 Fair Value Liability Measurements at
	March 31, 2023
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2022	$89	$603	$6	$698
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(2)	243	(5)	236
Purchases	2	—	—	2
Sales	—	—	—	—
Settlements	(31)	(424)	—	(455)
Transfers into Level 3	—	39	—	39
Transfers out of Level 3	(1)	(6)	—	(7)
Ending balance, March 31, 2023	$57	$455	$1	$513

* Includes increase in unrealized losses of $248 million relating to Level 3 liabilities still held at March 31, 2023.

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022.

	Level 3 Fair Value Asset Measurements at
	March 31, 2022
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2021	$3,004	$460	$3,464
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	647	633	1,280
Purchases	9,552	—	9,552
Sales	(9,315)	—	(9,315)
Settlements	—	(276)	(276)
Transfers into Level 3	327	23	350
Transfers out of Level 3	(256)	(12)	(268)
Ending balance, March 31, 2022	$3,959	$828	$4,787

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2023 and December 31, 2022. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of March 31, 2023 is a weighted average 22.2% of the total price for assets and 20.9% of the total price for liabilities.

	Weighted Average % of Total Price
	March 31, 2023		December 31, 2022
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	22.2%	20.9%	19.4%	15.2%
Transportation cost	12.4%	—%	10.5%	—%

Commodity Derivative Contracts
Basis	23.9%	22.3%	22.7%	26.5%
Transportation cost	13.9%	0.7%	13.5%	3.7%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$176	$79	$154	$275
Commodity Contracts	1,608	1,102	1,337	1,248
Debt Conversion Option	—	1	—	6
Total	$1,784	$1,182	$1,491	$1,529

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2023 and 2022.

			Other expense (income) - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended March 31, 2023
Consolidated Statement of Earnings	$24,072	$21,992	$(44)	$147

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(11)	$95	$(16)	$—
Commodity Contracts	—	440	—	—
Debt Conversion Option	—	—	—	5
Total gain (loss) recognized in earnings	$(11)	$535	$(16)	$5	$513

Three Months Ended March 31, 2022
Consolidated Statement of Earnings	$23,650	$21,753	$(33)	$92

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(38)	$443	$23	$—
Commodity Contracts	—	(1,101)	—	—
Debt Conversion Option	—	—	—	(15)
Total gain (loss) recognized in earnings	$(38)	$(658)	$23	$(15)	$(688)

Changes in the market value of inventories of certain merchandisable agricultural commodities, inventory-related payables, forward cash purchase and sales contracts, exchange-traded futures and exchange-traded and OTC options contracts are recognized in earnings immediately as a component of cost of products sold.

Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense - net depending on the purpose of the contract.

Derivatives Designated as Cash Flow and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of March 31, 2023 and December 31, 2022.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 65 million bushels of corn per month. During the past 12 months, the Company hedged between 17% and 33% of its monthly grind. At March 31, 2023, the Company had designated hedges representing between 1% and 31% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months and as of March 31, 2023, the Company had no hedges related to ethanol sales under these programs.

The Company uses futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 94% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At March 31, 2023, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 74% and 93% of the anticipated monthly natural gas consumption at the designated facilities. At March 31, 2023, the Company had designated hedges representing between 37% and 80% of the anticipated monthly natural gas consumption over the next 12 months.

As of March 31, 2023 and December 31, 2022, the Company had after-tax losses of $65 million and $17 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $63 million of the March 31, 2023 after-tax losses in its consolidated statement of earnings during the next 12 months.

Interest Rate Contracts
The Company used swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks matched the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. The Company executed swap locks maturing on various dates with an aggregate notional amount of $400 million as of December 31, 2022. During the quarter ended March 31, 2023, the Company unwound the swap locks in anticipation of the April 3, 2023 debt issuance.

As of March 31, 2023 and December 31, 2022, the Company had after-tax gains of $79 million and $82 million in AOCI, respectively, related to the swap locks. The Company expects to recognize amounts deferred in AOCI in its consolidated statement of earnings during the life of the debt instruments.

Foreign Currency Contracts
The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $0.8 billion as of March 31, 2023 and December 31, 2022, and foreign exchange forwards with an aggregate notional amount of $2.8 billion and $2.5 billion as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company had after-tax gains of $54 million and $79 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Commodity Contracts	$—	$9	$—	$20
Foreign Currency Contracts	62	132	104	$—
Interest Rate Contracts	—	—	109	—
Total	$62	$141	$213	$20

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2023 and 2022.

		Cost of products sold
(In millions)	Revenues
Three Months Ended March 31, 2023
Consolidated Statement of Earnings	$24,072	$21,992

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	—	(104)
Total gain (loss) recognized in earnings	$—	$(104)	$(104)

Three Months Ended March 31, 2022
Consolidated Statement of Earnings	$23,650	$21,753

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	—	98
Total gain (loss) recognized in earnings	$—	$98	$98

Other Net Investment Hedging Strategies

The Company has designated €1.3 billion of its outstanding long-term debt and commercial paper borrowings at March 31, 2023 and December 31, 2022 as hedges of its net investment in a foreign subsidiary. As of March 31, 2023 and December 31, 2022, the Company had after-tax gains of $208 million and $228 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2023	2022
	(In millions)
Unrealized gains on derivative contracts	$1,846	$1,704
Margin deposits and grain accounts	605	723
Customer omnibus receivable	1,174	1,309
Financing receivables - net (1)	170	235
Insurance premiums receivable	26	54
Prepaid expenses	444	443
Biodiesel tax credit	88	68
Tax receivables	407	616
Non-trade receivables (2)	544	361
Other current assets	144	153
	$5,448	$5,666

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $4 million and $3 million at March 31, 2023 and December 31, 2022, respectively. Interest earned on financing receivables of $6 million and $4 million for the three months ended March 31, 2023 and 2022, respectively, is included in interest and investment income in the consolidated statements of earnings.

(2) Non-trade receivables as of March 31, 2023 included dividends receivable of $116 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2023	2022
	(In millions)
Unrealized losses on derivative contracts	$1,322	$1,543
Accrued compensation	287	475
Income tax payable	144	248
Other taxes payable	141	136
Insurance claims payable	292	223
Contract liability	473	694
Other accruals and payables	1,322	1,476
	$3,981	$4,795

Note 8.    Debt and Financing Arrangements

During the quarter ended March 31, 2023, Archer Daniels Midland Singapore, Pte. Ltd., a wholly-owned subsidiary of the Company, increased its revolving credit facility from $500 million to $750 million. The facility is used to finance working capital requirements and for and general corporate purposes.

At March 31, 2023, the fair value of the Company’s long-term debt was below the carrying value by $0.1 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2023, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $13.3 billion, of which $8.9 billion was unused. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.8 billion commercial paper outstanding at March 31, 2023.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.9 billion in funding resulting from the sale of accounts receivable with $0.3 billion unused capacity as of March 31, 2023.
Note 9.    Income Taxes

The Company’s effective tax rate was 16.1% for the three months ended March 31, 2023 compared to 16.3% for the three months ended March 31, 2022. The decrease in the rate was primarily due to the impact of discrete tax items, partially offset by changes in the geographic mix of forecasted earnings.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“Inflation Act”), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” and a one percent excise tax on net repurchases of stock for tax years beginning after December 31, 2022. The Company’s adoption of the Inflation Act did not have a significant impact on the Company’s consolidated financial statements.

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

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011, 2014 and 2015. As of March 31, 2023, these assessments totaled $4 million in tax and up to $22 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes that it has complied with all Argentine tax laws. Currently the Company is under audit for fiscal years 2016 to 2017. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2015. The Company believes that it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position is more likely than not to be sustained based upon its technical merits, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against any assessments.
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of March 31, 2023, this assessment was $88 million in tax and $32 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation. During the second quarter of 2021, the third party expert issued a final valuation. On September 30, 2022, the court issued a ruling consistent with the valuation report, and the Dutch tax authorities have filed an appeal. During the quarter ended March 31, 2023, ADM filed a cross-appeal. As of March 31, 2023, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2023 and the reclassifications out of AOCI for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2022	$(2,622)	$148	$(22)	$(13)	$(2,509)
Other comprehensive income (loss) before reclassifications	234	(208)	5	4	35
Gain (loss) on net investment hedges	(78)	—	—	—	(78)
Amounts reclassified from AOCI	—	104	(31)	—	73
Tax effect	14	16	(13)	(1)	16
Net of tax amount	170	(88)	(39)	3	46
Balance at March 31, 2023	$(2,452)	$60	$(61)	$(10)	$(2,463)

	Amount reclassified from AOCI
	Three months ended March 31,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2023	2022
	(In millions)
Deferred loss (gain) on hedging activities
	$104	$(98)	Cost of products sold
	104	(98)	Total before tax
	(18)	19	Tax
	$86	$(79)	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service loss (credit)	$(11)	$8	Other (income) expense-net
Actuarial losses	(20)	23	Other (income) expense-net
	(31)	31	Total before tax
	(12)	(6)	Tax
	$(43)	$25	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 11.    Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2023	2022
	(In millions)
Gains on sales of assets	$(11)	$—
Other – net	(33)	(33)
Other (Income) Expense - Net	$(44)	$(33)

Gains on sales of assets in the three months ended March 31, 2023 consisted of gains on sales of certain assets and disposals of individually insignificant assets in the ordinary course of business.
Other - net in the three months ended March 31, 2023 included the non-service components of net pension benefit income of $4 million, net foreign exchange gains, and other net income. Other - net in the three months ended March 31, 2022 included the non-service components of net pension benefit income of $6 million, net foreign exchange gains, and other net income.

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include unallocated corporate expenses, interest cost net of interest income, and revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies that ADM Ventures has investments in.

For more information about the Company’s business segments, refer to Note 17 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2023	2022
Gross revenues
Ag Services and Oilseeds	$19,914	$19,132
Carbohydrate Solutions	4,266	4,180
Nutrition	1,944	1,966
Other Business	103	107
Intersegment elimination	(2,155)	(1,735)
Total gross revenues	$24,072	$23,650

Intersegment sales
Ag Services and Oilseeds	$1,335	$879
Carbohydrate Solutions	729	814
Nutrition	91	42
Total intersegment sales	$2,155	$1,735

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$11,695	$11,847
Crushing	3,683	3,222
Refined Products and Other	3,201	3,184
Total Ag Services and Oilseeds	18,579	18,253
Carbohydrate Solutions
Starches and Sweeteners	2,737	2,498
Vantage Corn Processors	800	868
Total Carbohydrate Solutions	3,537	3,366
Nutrition
Human Nutrition	936	958
Animal Nutrition	917	966
Total Nutrition	1,853	1,924

Other Business	103	107
Total revenues from external customers	$24,072	$23,650

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended
	March 31,
(In millions)	2023	2022
Segment operating profit
Ag Services and Oilseeds	$1,210	$1,008
Carbohydrate Solutions	273	317
Nutrition	145	189
Other Business	97	42
Specified Items:
Gains on sales of assets(1)	1	1
Impairment, restructuring, and settlement charges(2)	(7)	(18)
Total segment operating profit	1,719	1,539
Corporate	(322)	(268)
Earnings before income taxes	$1,397	$1,271

(1) Current and prior-year quarter gains were related to the sale of certain assets.
(2) Current quarter charges were related to the impairment of certain assets and restructuring. Prior-year quarter charges were related to the impairment of certain Ukraine assets, partially offset by an insurance settlement.

Note 13.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2023 consisted of $3 million of impairments related to certain long-lived assets and $4 million of restructuring charges, presented as specified items within segment operating profit.

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
The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $1.1 billion (€1.0 billion), as amended, for the accounts receivables transferred. The Second Program terminates on February 20, 2024, unless extended.

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At March 31, 2023 and December 31, 2022, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Sale of Accounts Receivable (Continued)
As of March 31, 2023 and December 31, 2022, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $2.6 billion. Total receivables sold were $15.1 billion and $14.3 billion for the three months ended March 31, 2023 and 2022, respectively. Cash collections from customers on receivables sold were $14.8 billion and $13.7 billion for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, receivables pledged as collateral to the Purchasers was $0.6 billion.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $23 million and $5 million for the three months ended March 31, 2023 and 2022, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Note 15.     Subsequent Event

On April 3, 2023, the Company issued $500 million aggregate principal amount of 4.500% Notes due August 15, 2033. Net proceeds before expenses were $493 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements.

ADM is an indispensable global agricultural supply chain manager and processor; a premier human and animal nutrition provider; a trailblazer in groundbreaking solutions to support healthier living; an industry-leading innovator in replacing petroleum-based products; and a leader in sustainability. It is one of the world’s leading producers of ingredients for sustainable nutrition. The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in over 190 countries.  The Company also processes corn, oilseeds, and wheat into products for food, animal feed, industrial, and energy uses.  The Company also engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for its shareholders, principally from margins earned on these activities.

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

ADM’s recent significant portfolio actions and announcements include:

•the opening in February 2023 of a new production facility in Valencia, Spain to help meet rising global demand for probiotics, postbiotics, and other products that support health and well-being; and
•the announcement in March 2023 of the signing of a joint venture agreement with Marel, a leading provider of advanced food processing solutions, to build an innovation center in the heart of the Netherlands food valley at the Wageningen Campus, subject to regulatory approvals.

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

The Innovation pillar includes expansions and investments in (1) improving the customer experience by leveraging producer relationships and enhancing the use of state-of-the-art digital technology; (2) sustainability-driven innovation, which encompasses the full range of products, solutions, capabilities, and commitments to serve customers’ needs; and (3) growth initiatives, including organic growth with additional capacity to meet growing market demand and strategic objectives.

The Culture pillar focuses on building capabilities and enabling collaboration, teamwork, and agility from process standardization and digitalization and ADM’s diversity, equity, and inclusion initiatives, which bring new perspectives and expertise to the Company’s decision-making.

ADM will support the three pillars with investments in technology, which include expanding digital capabilities and investing further in research and development. All of these efforts will continue to be strengthened by the Company’s ongoing commitment to its Readiness initiative as described in Part I Item 4 “Controls and Procedures” on page 42.

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

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Part I Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company measures its performance using key financial metrics including net earnings, adjusted earnings per share (EPS), gross margins, constant currency revenue and operating profit, segment operating profit, adjusted segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, return on invested capital, economic value added, and operating cash flows before working capital. Some of these metrics are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see “Non-GAAP Financial Measures” on pages 38 and 39. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitical developments. Due to the unpredictable nature of these and other factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operations in Ukraine and Russia

ADM employs approximately 640 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. Facilities have been temporarily idled since February 24, 2022, most of which were brought back online by March 31, 2023, due in part to the opening of the Black Sea grain export corridor. The Company’s footprint in Russia is limited to operations related to the production and transport of essential food commodities and ingredients.

While the Company’s Ukraine and Russian operations have historically represented less than 1.0% of consolidated revenues, the direct and indirect impacts of the ongoing military action could negatively affect ADM’s future operating results. The conflict in Ukraine has created disruptions in global supply chains and has created dislocations of key agricultural commodities. The indirect impact of these dislocations on the Company’s operating results will be a function of a number of variables including supply and demand responses from the rest of the world as well as the length of the conflict and the condition of the agricultural industry and export infrastructure after the conflict ends. For more information, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, ADM’s assets in Ukraine consisted primarily of current assets that were less than 1% of the Company’s total current assets and an immaterial amount of non-current assets. Of the total current assets in Ukraine, the majority related to inventories that represented less than 1% of ADM’s total inventories.

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2023

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, supply has been impacted by market dislocations such as the Russian-Ukraine war, a record harvest in Brazil, and extreme weather conditions in Argentina. Inflationary pressures impacted the entire value chain. Crushing was impacted by renewable fuel demand and protein consumption around the globe. In Refined Products and Other, margins were driven by strong oil demand, elevated oil values that were supported by the release of renewable volume obligations towards the end of 2022, and favorable blend economics due to historically low distillate cost. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Industry ethanol stocks remained elevated. Solid export demand for ethanol helped minimize the imbalance between supply and demand. In Nutrition, demand was softer in a few food and beverage product categories. Human Nutrition was impacted by inflation which drove lower demand especially in higher priced product categories in the food, beverage, and dietary supplement segment and impacted volumes in flavors, flavor systems, emulsifiers, and alternative proteins. In Animal Nutrition, amino acids margins were pressured due to competition returning to market and production cost inflation. Results were also adversely affected by weak demand in other product lines due to decreased market for feed, particularly in North America and Europe, Middle East, and Africa (EMEA), and animal disease impacts on farm, and some premix and additives customers cutting products out of formulation due to increased ingredient, freight, and energy costs. Increased competition in Latin America also contributed to the weak demand in that region.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net earnings attributable to controlling interests increased $0.1 billion from $1.1 billion to $1.2 billion. Segment operating profit increased $0.2 billion from $1.5 billion to $1.7 billion and included a net charge of $6 million consisting of charges totaling $7 million related to asset impairment and restructuring, partially offset by a gain on the sale of certain assets of $1 million. Included in segment operating profit in the prior-year quarter was a net charge of $17 million consisting of asset impairment, restructuring, and settlement charges of $18 million, partially offset by a gain on the sale of certain assets of $1 million. Adjusted segment operating profit (a non-GAAP measure) increased $0.2 billion to $1.7 billion due primarily to higher results in Ag Services, Refined Products and Other, and Other Business, partially offset by lower results in the rest of the businesses. Corporate results in the current quarter were a net charge of $322 million and included a mark-to-market gain of $5 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in the prior-year quarter were a net charge of $268 million and included a mark-to-market loss of $15 million on the conversion option of the exchangeable bonds issued in August 2020, acquisition-related expenses of $2 million, a loss on sale of assets of $3 million, and restructuring adjustment of $1 million.

Income tax expense increased $18 million to $225 million. The effective tax rate for the quarter ended March 31, 2023 was 16.1% compared to 16.3% for the quarter ended March 31, 2022. The change in the rate was driven primarily by the impact of discrete tax items, partially offset by changes in the geographic mix of forecasted earnings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	March 31,
(In thousands)	2023	2022	Change
Oilseeds	8,627	8,491	136
Corn	4,394	4,812	(418)
Total	13,021	13,303	(282)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds processed volumes was primarily related to improved crush rates in the current quarter compared to lower crush rates in the prior-year quarter resulting from unplanned downtime due to logistics and staffing issues. The overall decrease in corn processed volumes was related to downtime due in part to a fire at the Cedar Rapids, Iowa dry mill facility.

Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2023	2022	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$11,695	$11,847	$(152)
Crushing	3,683	3,222	461
Refined Products and Other	3,201	3,184	17
Total Ag Services and Oilseeds	18,579	18,253	326

Carbohydrate Solutions
Starches and Sweeteners	2,737	2,498	239
Vantage Corn Processors	800	868	(68)
Total Carbohydrate Solutions	3,537	3,366	171

Nutrition
Human Nutrition	936	958	(22)
Animal Nutrition	917	966	(49)
Total Nutrition	1,853	1,924	(71)

Other Business	103	107	(4)
Total	$24,072	$23,650	$422

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues increased $0.4 billion to $24.1 billion due to higher sales prices ($1.3 billion), partially offset by lower sales volumes ($0.9 billion). Higher sales prices of biodiesel, oils, and soybeans and higher sales volumes of corn and corn by-products, meal, and sweeteners were partially offset by lower sales prices of corn and wheat and lower sales volumes of oils and biodiesel. Ag Services and Oilseeds revenues increased 2% to $18.6 billion due to higher sales prices ($0.4 billion), partially offset by lower sales volumes ($0.1 billion). Carbohydrate Solutions revenues increased 5% to $3.5 billion due to higher sales prices ($0.8 billion), partially offset by lower sales volumes ($0.6 billion). Nutrition revenues decreased 4% to $1.9 billion due to lower sales volumes ($0.2 billion), partially offset by higher sales prices ($0.1 million).

Cost of products sold increased $0.2 billion to $22.0 billion due principally to higher average commodity costs and higher manufacturing expenses. Manufacturing expenses increased $0.3 billion to $1.9 billion due principally to increases in energy costs, maintenance expenses, salaries and benefit costs, commercial service fees, and operating supplies.

Foreign currency translation decreased revenues and cost of products sold by $0.3 billion.

Gross profit increased $0.2 billion or 10%, to $2.1 billion due principally to higher results in Ag Services and Oilseeds ($257 million) and Starches and Sweeteners ($13 million), partially offset by lower results in Nutrition ($54 million) and Vantage Corn Processors ($34 million). These factors are explained in the segment operating profit discussion on page 37.

Selling, general, and administrative expenses increased $52 million to $881 million due primarily to higher salaries and benefit costs and higher financing fees, partially offset by decreased provisions for bad debt.

Asset impairment, exit, and restructuring costs increased $6 million to $7 million. Charges in the current quarter consisted of $3 million of impairments related to certain long-lived assets and $4 million of restructuring charges, presented as specified items within segment operating profit. Charges in the prior-year quarter consisted of immaterial charges.

Equity in earnings of unconsolidated affiliates decreased $30 million to $174 million due primarily to lower earnings from the Company’s investments in Wilmar and Almidones Mexicanos S.A., partially offset by higher earnings from the Company’s investment in Stratas Foods LLC.

Interest and investment income increased $75 million to $134 million due primarily to higher interest income, partially offset by revaluation gains of $34 million in the prior-year quarter.

Interest expense increased $55 million to $147 million due primarily to increased short-term rates on the Company’s commercial paper borrowing programs and customer deposit balances at ADM Investor Services. Interest expense in the current quarter also included a $5 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020, compared to a $15 million mark-to-market loss adjustment in the prior-year quarter.

Other income-net increased $11 million to $44 million. Income in the current quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, net foreign exchange gains, and other net income. Income in the prior-year quarter included the non-service components of net pension benefit income, net foreign exchange gains, and other net income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
Segment Operating Profit (Loss)	2023	2022	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$348	$258	$90
Crushing	426	428	(2)
Refined Products and Other	327	198	129
Wilmar	109	124	(15)
Total Ag Services and Oilseeds	1,210	1,008	202

Carbohydrate Solutions
Starches and Sweeteners	307	316	(9)
Vantage Corn Processors	(34)	1	(35)
Total Carbohydrate Solutions	273	317	(44)

Nutrition
Human Nutrition	138	141	(3)
Animal Nutrition	7	48	(41)
Total Nutrition	145	189	(44)

Other Business	97	42	55

Specified Items:
Gains on sales of assets and businesses	1	1	—
Asset impairment, restructuring, and settlement charges	(7)	(18)	11
Total Specified Items	(6)	(17)	11

Total Segment Operating Profit	$1,719	$1,539	$180

Adjusted Segment Operating Profit(1)	$1,725	$1,556	$169

Segment Operating Profit	$1,719	$1,539	$180
Corporate	(322)	(268)	(54)
Earnings Before Income Taxes	$1,397	$1,271	$126

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 20%. Ag Services results were higher than the first quarter of 2022. In South American origination, effective risk management and higher export demand due to the record Brazilian soybean crop drove significantly higher year-over-year results. Results for North America origination were also higher, driven by stronger soybean exports. In Global Trade, solid margins and efficient execution led to strong results. Crushing results were in-line with the prior-year quarter. In North America, the crushing business capitalized on historically strong soybean and softseed crush margins that were supported by robust demand for renewable fuels. In EMEA, crush margins were lower year-over-year as trade flows adjusted from the dislocations caused last year by the war in Ukraine. Additionally, positive timing effects, including positive impacts from declining crush margins, contributed to the results in the current quarter. Refined Products and Other results were higher than the prior-year quarter. North America biodiesel results were higher with record volumes and strong margins, supported by favorable blend economics and tight diesel stocks. In EMEA, domestic demand for food oil and export demand for biodiesel drove strong margins. Equity earnings from Wilmar were lower versus the first quarter of 2022.

Carbohydrate Solutions operating profit decreased 14%. Starches and Sweeteners capitalized on solid demand in the current quarter. North America starches and sweeteners delivered strong volumes and margins. Ethanol margins, pressured by high industry stock levels, were down relative to the prior-year quarter. In EMEA, the business effectively managed margins in a dynamic operating environment to deliver improved results. The global wheat milling business posted much higher margins driven by solid customer demand. Vantage Corn Processors results were significantly lower due to weaker ethanol margins.

Nutrition operating profit decreased 23%. Human Nutrition results were in-line with the first quarter of 2022, as the business continued to manage demand fulfillment challenges and destocking in certain categories. Flavors results were slightly lower than the prior-year quarter as strong results in EMEA were offset by lower results in North America. Specialty Ingredients results were higher year-over-year driven by healthy margins. Health and Wellness results were lower year-over-year. Animal Nutrition results were significantly lower compared to the prior-year quarter, primarily due to lower margins in amino acids.

Other Business operating profit increased $55 million. Higher interest income drove improved earnings in ADM Investor Services. Captive insurance results were in line with the prior-year quarter.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2023	2022	Change
	(In millions)
Interest expense-net	$(103)	$(76)	$(27)
Unallocated corporate costs	(248)	(209)	(39)
Loss on sale of assets	—	(3)	3
Expenses related to acquisitions	—	(2)	2
Gain (loss) on debt conversion option	5	(15)	20
Restructuring adjustment	—	1	(1)
Other income	24	36	(12)
Total Corporate	$(322)	$(268)	$(54)

Corporate results were a net charge of $322 million in the current quarter compared to a net charge of $268 million in the prior-year quarter. Interest expense-net increased $27 million due primarily to increased short-term rates on the Company’s commercial paper borrowing programs. Unallocated corporate costs increased $39 million due primarily to higher financing and centers of excellence costs. Gain (loss) on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current quarter included the non-service components of net pension benefit income of $4 million and foreign currency transaction gains of $22 million. Other income in the prior-year quarter included the non-service components of net pension benefit income of $6 million and an investment revaluation gain of $34 million, partially offset by foreign exchange losses.

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

Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. Adjusted EBITDA is defined as earnings before interest on borrowings, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense on borrowings and depreciation and amortization to earnings before income taxes. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023		2022
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	551		568

Net earnings and reported EPS (fully diluted)	$1,170	$2.12	$1,054	$1.86
Adjustments:
Loss (gain) on sales of assets and businesses - net of tax of $0 million (1)	(1)	—	2	—
Loss (gain) on debt conversion option - net of tax of $0 (1)	(5)	(0.01)	15	0.03
Asset impairment, restructuring, and settlement charges - net of tax of $2 million in 2023 and $3 million in 2022 (1)	5	0.01	14	0.02
Expenses related to acquisitions - net of tax of $1 million in 2022 (1)	—	—	1	—
Certain discrete tax adjustments	(18)	(0.03)	(4)	(0.01)
Total adjustments	(19)	(0.03)	28	0.04
Adjusted net earnings and adjusted EPS	$1,151	$2.09	$1,082	$1.90

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended March 31, 2023 and 2022.

	Three months ended
	March 31,
(In millions)	2023	2022	Change
Earnings before income taxes	$1,397	$1,271	$126
Interest expense	100	92	8
Depreciation and amortization	259	257	2
Gains (losses) on sales of assets and businesses	(1)	2	(3)
Expenses related to acquisitions	—	2	(2)
Asset impairment, restructuring, and settlement charges	7	17	(10)
Adjusted EBITDA	$1,762	$1,641	$121

	Three months ended
	March 31,
(In millions)	2023	2022	Change
Ag Services and Oilseeds	$1,300	$1,096	$204
Carbohydrate Solutions	352	396	(44)
Nutrition	210	254	(44)
Other Business	97	44	53
Corporate	(197)	(149)	(48)
Adjusted EBITDA	$1,762	$1,641	$121

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

Cash used in operating activities was $1.6 billion for the three months ended March 31, 2023 compared to a use of $1.2 billion for the same period last year. Working capital changes decreased cash by $2.9 billion for the three months ended March 31, 2023 compared to a decrease of $2.8 billion for the same period last year. Segregated investments increased approximately $0.9 billion driven by higher interest rates. Trade receivables decreased $0.5 billion due to lower revenues in the current quarter compared to the prior year fourth quarter. Inventories decreased approximately $0.1 billion due to lower inventory volumes, partially offset by higher inventory prices. Other current assets decreased $0.3 billion primarily due to decreases in margin deposits and grain accounts, customer omnibus receivable, and tax receivables. Trade payables decreased $1.6 billion due to lower payables related to grain purchases. Brokerage payables decreased approximately $0.5 billion due to decreased trading activity in the Company’s futures commission and brokerage business. Accrued expenses and other payables decreased $0.8 billion primarily due to decreases in contracts and futures losses, contract liability, and compensation accruals.

Cash used in investing activities was $0.3 billion for the three months ended March 31, 2023 compared to $0.3 billion for the same period last year. Capital expenditures for the three months ended March 31, 2023 were $0.3 billion compared to $0.2 billion for the same period last year. There were no additional cost method investments for the three months ended March 31, 2023 compared to $0.1 billion for the same period last year.

Cash provided by financing activities was $0.6 billion for the three months ended March 31, 2023 compared to cash provided of $3.3 billion for the same period last year. Long-term debt borrowings for the three months ended March 31, 2023 were immaterial compared to long-term debt borrowings for the same period last year of $0.8 billion which consisted of the $750 million aggregate principal amount of 2.900% Notes due 2032. Proceeds from the borrowings in the prior period were used to finance investments and expenditures in eligible green projects that contribute to environmental objectives and/or eligible social projects that aim to address or mitigate a specific social issue and/or seek to achieve positive social outcomes. Long-term debt payments were $2 million for the three months ended March 31, 2023 compared to an immaterial amount for the same period last year. Net borrowings on short-term credit agreements for the three months ended March 31, 2023 were $1.3 billion compared to $2.8 billion for the same period last year. Share repurchases for the three months ended March 31, 2023 were $0.4 billion compared to none for the same period last year. Dividends for the three months ended March 31, 2023 of $0.2 billion comparable to the same period last year.

At March 31, 2023, the Company had $0.9 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1. Included in working capital was $9.2 billion of readily marketable commodity inventories. At March 31, 2023, the Company’s capital resources included shareholders’ equity of $24.9 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $13.3 billion, of which $8.9 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 24% at March 31, 2023 and December 31, 2022. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 28% and 25% at March 31, 2023 and December 31, 2022, respectively. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.8 billion commercial paper outstanding at March 31, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of March 31, 2023, the Company had $0.9 billion of cash and cash equivalents, $0.5 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.2 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.9 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of March 31, 2023, the Company had $0.3 billion unused capacity of its facility under the Programs.

As of March 31, 2023, the Company has total available liquidity of $9.8 billion comprised of cash and cash equivalents and unused lines of credit with a well-diversified group of primarily investment-grade institutions.

For the three months ended March 31, 2023, the Company spent approximately $0.3 billion in capital expenditures, $0.2 billion in dividends, and $0.4 billion in share repurchases. The Company has a stock repurchase program. Under the program, the Company has 83.4 million shares remaining as of March 31, 2023 that may be repurchased until December 31, 2024.

On April 3, 2023, the Company issued $500 million aggregate principal amount of 4.500% Notes due in August 15, 2033. Net proceeds before expenses were $493 million. Proceeds of the borrowings will be used for general corporate purposes which may include repayment of commercial paper borrowings.

In 2023, the Company expects total capital expenditures of approximately $1.3 billion and additional cash outlays of approximately $1.0 billion in dividends and $1.0 billion in opportunistic share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2023 and December 31, 2022 were $14.5 billion and $15.8 billion, respectively.  The decrease is primarily related to obligations to purchase lower quantities of agricultural commodity inventories. As of March 31, 2023, the Company expects to make payments related to purchase obligations of $13.7 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2023.

Off Balance Sheet Arrangements

In March 2023, the Company amended its Second Program with certain commercial and conduit purchasers and committed purchasers and increased its facility from €0.8 billion ($0.9 billion) to €1.0 billion ($1.1 billion). The Second Program terminates on February 20, 2024 unless extended. There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2023.

Critical Accounting Policies and Estimates

There were no material changes in the Company’s critical accounting policies and estimates during the quarter ended March 31, 2023. For a description of the Company’s critical accounting policies, estimates, and assumptions used in the preparation of the Company’s financial statements, see Part II, Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2023 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Three months ended		Year ended
	March 31, 2023		December 31, 2022
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$498	$50	$986	$99
Lowest position	256	26	44	4
Average position	367	37	388	39

The change in fair value of the average position was due to the overall decrease in average quantities, partially offset by the increase in prices of certain commodities.

ITEM 4.    CONTROLS AND PROCEDURES

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During 2018, the Company launched an initiative called Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. As part of this transformation, the Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. During the quarter ended March 31, 2023, there were no deployments of the ERP system. The Company continues to consider these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP system in these circumstances has not materially affected its internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended March 31, 2023. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining that May be Purchased Under the Program(2)
January 1, 2023 to
January 31, 2023	71,704	$84.012	71,445	87,740,560

February 1, 2023 to
February 28, 2023	3,400,945	82.029	2,085,050	85,655,510

March 1, 2023 to
March 31, 2023	2,208,616	78.371	2,208,616	83,446,894
Total	5,681,265	$80.632	4,365,111	83,446,894

(1)Total shares purchased represents those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2023, there were 1,316,154 shares received as payments for the minimum withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 6.    EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001).

(3)(ii)	Bylaws, as amended through November 2, 2022 (incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023).

(4.1)	Form of 4.500% Notes due 2033 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

(10.1)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.

(10.2)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Inline XBRL file set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ V. Luthar
V. Luthar
Senior Vice President and Chief Financial Officer

/s/ D. C. Findlay
D. C. Findlay
Senior Vice President, General Counsel, and Secretary

Dated: April 25, 2023