Form 10-Q
period 2023-06-30
Archer-Daniels-Midland Co
filed 2023-07-25
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Common Stock, no par value – 536,101,643 shares
(July 24, 2023)

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)

Revenues	$25,190	$27,284	$49,262	$50,934
Cost of products sold	23,307	25,184	45,299	46,937
Gross Profit	1,883	2,100	3,963	3,997

Selling, general, and administrative expenses	841	814	1,722	1,643
Asset impairment, exit, and restructuring costs	60	1	67	2
Equity in earnings of unconsolidated affiliates	(151)	(192)	(325)	(396)
Interest and investment income	(142)	(32)	(276)	(91)
Interest expense	180	73	327	165
Other (income) expense – net	(37)	(83)	(81)	(116)
Earnings Before Income Taxes	1,132	1,519	2,529	2,790

Income tax expense	204	279	429	486
Net Earnings Including Noncontrolling Interests	928	1,240	2,100	2,304

Less: Net earnings attributable to noncontrolling interests	1	4	3	14

Net Earnings Attributable to Controlling Interests	$927	$1,236	$2,097	$2,290

Average number of shares outstanding – basic	545	566	548	566

Average number of shares outstanding – diluted	546	568	549	568

Basic earnings per common share	$1.70	$2.18	$3.83	$4.05

Diluted earnings per common share	$1.70	$2.18	$3.82	$4.03

Dividends per common share	$0.45	$0.40	$0.90	$0.80

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)

Net earnings including noncontrolling interests	$928	$1,240	$2,100	$2,304
Other comprehensive income (loss):
Foreign currency translation adjustment	35	(7)	188	142
Tax effect	14	(84)	28	(115)
Net of tax amount	49	(91)	216	27

Pension and other postretirement benefit liabilities adjustment	(6)	—	(32)	37
Tax effect	4	(4)	(9)	(11)
Net of tax amount	(2)	(4)	(41)	26

Deferred gain (loss) on hedging activities	(37)	(80)	(141)	202
Tax effect	16	2	32	(45)
Net of tax amount	(21)	(78)	(109)	157

Unrealized gain (loss) on investments	4	(8)	8	(13)
Tax effect	(1)	1	(2)	1
Net of tax amount	3	(7)	6	(12)
Other comprehensive income (loss)	29	(180)	72	198
Comprehensive income (loss)	957	1,060	2,172	2,502

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	5

Comprehensive income (loss) attributable to controlling interests	$957	$1,060	$2,173	$2,497

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,426	$1,037
Segregated cash and investments	8,167	9,010
Trade receivables - net	4,110	4,926
Inventories	11,902	14,771
Other current assets	5,081	5,666
Total Current Assets	30,686	35,410

Investments and Other Assets
Investments in affiliates	5,665	5,467
Goodwill and other intangible assets	6,542	6,544
Right of use assets	1,138	1,088
Other assets	1,341	1,332
Total Investments and Other Assets	14,686	14,431

Property, Plant, and Equipment
Land and land improvements	534	502
Buildings	5,712	5,639
Machinery and equipment	19,566	19,194
Construction in progress	1,544	1,440
	27,356	26,775
Accumulated depreciation	(17,229)	(16,842)
Net Property, Plant, and Equipment	10,127	9,933
Total Assets	$55,499	$59,774

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$125	$503
Trade payables	5,079	7,803
Payables to brokerage customers	8,712	9,856
Accrued expenses and other payables	4,269	4,795
Current lease liabilities	302	292
Current maturities of long-term debt	301	942
Total Current Liabilities	18,788	24,191

Long-Term Liabilities
Long-term debt	8,244	7,735
Deferred income taxes	1,351	1,402
Non-current lease liabilities	853	816
Other	984	1,014
Total Long-Term Liabilities	11,432	10,967

Temporary Equity - Redeemable noncontrolling interest	304	299

Shareholders’ Equity
Common stock	3,128	3,147
Reinvested earnings	24,244	23,646
Accumulated other comprehensive income (loss)	(2,433)	(2,509)
Noncontrolling interests	36	33
Total Shareholders’ Equity	24,975	24,317
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$55,499	$59,774

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Six Months Ended June 30,
	2023	2022
Operating Activities
Net earnings including noncontrolling interests	$2,100	$2,304
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	521	514
Asset impairment charges	46	4
Deferred income taxes	8	(15)
Equity in earnings of affiliates, net of dividends	(80)	(162)
Stock compensation expense	86	97
Deferred cash flow hedges	(141)	206
Gains on sales of assets and businesses/investment revaluation	(32)	(42)
Other – net	(18)	312
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(1,392)	(1,753)
Trade receivables	846	(2,155)
Inventories	2,917	(349)
Other current assets	582	(1,593)
Trade payables	(2,762)	(710)
Payables to brokerage customers	(1,213)	2,520
Accrued expenses and other payables	(569)	147
Total Operating Activities	899	(675)

Investing Activities
Capital expenditures	(614)	(500)
Proceeds from sales of assets and businesses	17	12
Investments in affiliates	(6)	(58)
Cost method investments	(5)	(133)
Other – net	(3)	32
Total Investing Activities	(611)	(647)

Financing Activities
Long-term debt borrowings	500	751
Long-term debt payments	(662)	—
Net borrowings (payments) under lines of credit agreements	(371)	1,414
Share repurchases	(1,001)	(200)
Cash dividends	(494)	(453)
Other – net	(103)	(21)
Total Financing Activities	(2,131)	1,491

Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	(3)	—
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,846)	169
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	7,033	7,454
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$5,187	$7,623

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$1,426	$906
Restricted cash and restricted cash equivalents included in segregated cash and investments	3,761	6,717
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,187	$7,623

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, March 31, 2023	545	$3,106	$24,217	$(2,463)	$36	$24,896
Comprehensive income
Net earnings			927		1
Other comprehensive income (loss)				30	(1)
Total comprehensive income						957
Cash dividends paid - $0.45 per share			(246)			(246)
Share repurchases	(9)		(654)			(654)
Stock compensation expense	—	21				21
Stock option exercises net of taxes	—	1				1
Balance, June 30, 2023	536	$3,128	$24,244	$(2,433)	$36	$24,975

Balance, December 31, 2022	547	$3,147	$23,646	$(2,509)	$33	$24,317
Comprehensive income
Net earnings			2,097		3
Other comprehensive income (loss)				76	(4)
Total comprehensive income						2,172
Cash dividends paid - $0.90 per share			(494)			(494)
Share repurchases	(13)		(1,005)			(1,005)
Stock compensation expense	3	86				86
Stock option exercises net of taxes	(1)	(107)				(107)
Other	—	2	—	—	4	6
Balance, June 30, 2023	536	$3,128	$24,244	$(2,433)	$36	$24,975

Balance, March 31, 2022	563	$3,028	$22,483	$(1,789)	$33	$23,755
Comprehensive income
Net earnings			1,236		4
Other comprehensive income (loss)				(176)	(4)
Total comprehensive income						1,060
Cash dividends paid - $0.40 per share			(227)			(227)
Share repurchases	(2)		(200)			(200)
Stock compensation expense	—	28				28
Stock option exercises net of taxes	—	10				10
Balance, June 30, 2022	561	$3,066	$23,292	$(1,965)	$33	$24,426

Balance, December 31, 2021	560	$2,994	$21,655	$(2,172)	$31	$22,508
Comprehensive income
Net earnings			2,290		14
Other comprehensive income (loss)				207	(9)
Total comprehensive income						2,502
Cash dividends paid - $0.80 per share			(453)			(453)
Share repurchases	(2)		(200)			(200)
Stock compensation expense	3	97				97
Stock option exercises net of taxes	—	(26)				(26)
Other	—	1	—	—	(3)	(2)
Balance, June 30, 2022	561	$3,066	$23,292	$(1,965)	$33	$24,426

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 for Archer-Daniels-Midland Company (the Company or ADM).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Changes to the allowance for estimated uncollectible accounts are as follows:

	Three Months Ended June 30
	2023	2022
Beginning, April 1	$182	$137
Current year provisions	9	22
Write-offs against allowance	(16)	(4)
Foreign exchange translation adjustment	—	(2)
Other	(1)	11
Ending, June 30	$174	$164

	Six Months Ended June 30
	2023	2022
Beginning, January 1	$199	$122
Current year provisions	13	44
Recoveries	1	1
Write-offs against allowance	(40)	(5)
Foreign exchange translation adjustment	1	(2)
Other	—	4
Ending, June 30	$174	$164

Write-offs against allowance in the current quarter primarily related to a customer in Brazil. Also included in write-offs against allowance in the six months ended June 30, 2023 was allowance on receivables that were subsequently sold.

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.

The following table sets forth the Company’s inventories.

	June 30, 2023	December 31, 2022
	(In millions)
Raw materials and supplies	$7,592	$6,975
Finished goods	4,310	7,796
Total inventories	$11,902	$14,771

Included in raw materials and supplies are work in process inventories which were not material as of June 30, 2023 and December 31, 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Cost Method Investments

Cost method investments of $494 million and $488 million as of June 30, 2023 and December 31, 2022, respectively, were included in Other Assets in the Company’s consolidated balance sheets. Revaluation gains of $3 million and $37 million in the three and six months ended June 30, 2022, respectively, in connection with observable third-party transactions, were recorded in interest and investment income in the Company's consolidated statements of earnings. There were no revaluation gains in the three and six months ended June 30, 2023.

Operations in Ukraine and Russia

ADM employs approximately 640 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. The Company’s footprint in Russia is limited to operations related to the production and transport of essential food commodities and ingredients.

As a result of the ongoing conflict in Ukraine, the Company reviewed the valuation of its assets and concluded that as of June 30, 2023, receivables, net of allowances, are deemed collectible and market inventories are valued appropriately. The Company also evaluated the impact of Russia’s announcement of its purported annexation of four Ukrainian regions on the valuation of ADM’s assets in those regions and concluded that the assets are appropriately valued. As the conflict in Ukraine evolves, the Company will continue to review the valuation of these assets and make any required adjustments, which are not expected to be material to the Company’s consolidated financial statements.

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

Effective January 1, 2023, the Company adopted the amended guidance of ASC Subtopic 405-50, Liabilities - Supplier Finance Programs, which enhances the transparency of supplier finance programs. The amended guidance requires an entity (buyer) in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ADM has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded that its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP continue to be classified in current liabilities in the Company’s consolidated balance sheet and in operating activities in its consolidated statement of cash flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 90 days of the invoice date. As of June 30, 2023 and December 31, 2022, the Company’s outstanding payment obligations that suppliers had elected to sell to the financial institutions were $310 million and $196 million, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 3.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $200 million and $378 million for the three and six months ended June 30, 2023, respectively, and $209 million and $384 million for the three and six months ended June 30, 2022, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $286 million and $694 million as of June 30, 2023 and December 31, 2022, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Revenues recognized from contract liabilities were $311 million and $673 million for the three and six months ended June 30, 2023, respectively, and $335 million and $581 million for the three and six months ended June 30, 2022, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$1,071	$200	$1,271	$12,095	$13,366
Crushing	32	—	32	3,448	3,480
Refined Products and Other	577	—	577	2,421	2,998
Total Ag Services and Oilseeds	1,680	200	1,880	17,964	19,844
Carbohydrate Solutions
Starches and Sweeteners	1,872	—	1,872	603	2,475
Vantage Corn Processors	906	—	906	—	906
Total Carbohydrate Solutions	2,778	—	2,778	603	3,381
Nutrition
Human Nutrition	966	—	966	—	966
Animal Nutrition	887	—	887	—	887
Total Nutrition	1,853	—	1,853	—	1,853

Other Business	112	—	112	—	112
Total Revenues	$6,423	$200	$6,623	$18,567	$25,190

	Six Months Ended June 30, 2023
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$2,088	$378	$2,466	$22,595	$25,061
Crushing	223	—	223	6,940	7,163
Refined Products and Other	1,203	—	1,203	4,996	6,199
Total Ag Services and Oilseeds	3,514	378	3,892	34,531	38,423
Carbohydrate Solutions
Starches and Sweeteners	3,956	—	3,956	1,256	5,212
Vantage Corn Processors	1,706	—	1,706	—	1,706
Total Carbohydrate Solutions	5,662	—	5,662	1,256	6,918
Nutrition
Human Nutrition	1,902	—	1,902	—	1,902
Animal Nutrition	1,804	—	1,804	—	1,804
Total Nutrition	3,706	—	3,706	—	3,706

Other Business	215	—	215	—	215
Total Revenues	$13,097	$378	$13,475	$35,787	$49,262

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

	Three Months Ended June 30, 2022
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from the sale of commodities, from service fees for the transportation of goods, from the sale of products manufactured in its global processing facilities, and from its structured trade finance activities. Revenue is measured based on the consideration specified in the contract. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price, which may include freight or other contractually specified cost components. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20. The Company engages in various structured trade finance activities to leverage its global trade flows whereby the Company obtains letters of credit (LCs) to guarantee payments on both global purchases and sales of grain. LCs guaranteeing payment on grain sales are sold on a non-recourse basis with no continuing involvement. The Company earns returns from the difference in interest rates between the LCs that guarantee payment on the underlying purchases and sales of grain given the differing risk profiles of the underlying transactions. The net return related to structured trade finance activities is included in revenue and is not significant for the three and six months ended June 30, 2023 and 2022.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 4.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	Fair Value Measurements at June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,631	$2,859	$6,490
Unrealized derivative gains:
Commodity contracts	—	728	886	1,614
Foreign currency contracts	—	211	—	211
Cash equivalents	471	—	—	471
Segregated investments	2,145	—	—	2,145
Total Assets	$2,616	$4,570	$3,745	$10,931

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$631	$791	$1,422
Foreign currency contracts	—	204	—	204
Inventory-related payables	—	1,077	65	1,142
Total Liabilities	$—	$1,912	$856	$2,768

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and over-the-counter (OTC) instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.  Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified in Level 1.  Substantially all of the Company’s exchange-traded futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.  Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets.  Market valuations for the Company’s forward commodity purchase and sale contracts are adjusted for location (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using inputs from competitor and broker quotations or market transactions and are considered observable. Basis adjustments are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these basis adjustments. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity.  When observable inputs are available for substantially the full term of the contract, it is classified in Level 2.  When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3.  Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the consolidated statements of earnings as a component of cost of products sold.  Changes in the fair value of foreign currency-related derivatives are recognized in the consolidated statements of earnings as a component of revenues, cost of products sold, and other (income) expense - net, depending upon the purpose of the contract.  The changes in the fair value of derivatives designated as effective cash flow hedges are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2023.

	Level 3 Fair Value Asset Measurements at
	June 30, 2023
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)
Balance, March 31, 2023	$3,503	$649	$4,152
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	362	475	837
Purchases	9,910	—	9,910
Sales	(10,646)	—	(10,646)
Settlements	(4)	(457)	(461)
Transfers into Level 3	547	240	787
Transfers out of Level 3	(813)	(21)	(834)
Ending balance, June 30, 2023	$2,859	$886	$3,745

* Includes increase in unrealized gains of $780 million relating to Level 3 assets still held at June 30, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2023.

	Level 3 Fair Value Liability Measurements at
	June 30, 2023
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, March 31, 2023	$57	$455	$1	$513
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	4	535	(1)	538
Purchases	5	—	—	5
Sales	—	—	—	—
Settlements	(3)	(283)	—	(286)
Transfers into Level 3	2	86	—	88
Transfers out of Level 3	—	(2)	—	(2)
Ending balance, June 30, 2023	$65	$791	$—	$856

* Includes increase in unrealized losses of $545 million relating to Level 3 liabilities still held at June 30, 2023.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023.

	Level 3 Fair Value Asset Measurements at
	June 30, 2023
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2022	$2,760	$541	$3,301
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	364	952	1,316
Purchases	18,575	—	18,575
Sales	(18,900)	—	(18,900)
Settlements	(4)	(839)	(843)
Transfers into Level 3	1,152	290	1,442
Transfers out of Level 3	(1,088)	(58)	(1,146)
Ending balance, June 30, 2023	$2,859	$886	$3,745

* Includes increase in unrealized gains of $1.4 billion relating to Level 3 assets still held at June 30, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023.

	Level 3 Fair Value Liability Measurements at
	June 30, 2023
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2022	$89	$603	$6	$698
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	2	778	(6)	774
Purchase	7	—	—	7
Sales	—	—	—	—
Settlements	(34)	(707)	—	(741)
Transfers into Level 3	1	125	—	126
Transfers out of Level 3	—	(8)	—	(8)
Ending balance, June 30, 2023	$65	$791	$—	$856

* Includes increase in unrealized losses of $0.8 billion relating to Level 3 liabilities still held at June 30, 2023.

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2022.

	Level 3 Fair Value Asset Measurements at
	June 30, 2022
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2021	$3,004	$460	$3,464
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	431	952	1,383
Purchases	21,230	—	21,230
Sales	(21,308)	—	(21,308)
Settlements	—	(771)	(771)
Transfers into Level 3	549	316	865
Transfers out of Level 3	(661)	(77)	(738)
Ending balance, June 30, 2022	$3,245	$880	$4,125

* Includes increase in unrealized gains of $1.7 billion relating to Level 3 assets still held at June 30, 2022.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)

	Level 3 Fair Value Liability Measurements at
	June 30, 2022
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2021	$106	$815	$15	$936
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(4)	1,669	(4)	1,661
Purchases	9	—	—	9
Sales	(56)	—	—	(56)
Settlements	—	(1,729)	—	(1,729)
Transfers into Level 3	—	322	—	322
Transfers out of Level 3	—	(117)	—	(117)
Ending balance, June 30, 2022	$55	$960	$11	$1,026

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2023 and December 31, 2022. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of June 30, 2023 is a weighted average 21.7% of the total price for assets and 21.5% of the total price for liabilities.

	Weighted Average % of Total Price
	June 30, 2023		December 31, 2022
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	21.7%	21.5%	19.4%	15.2%
Transportation cost	14.1%	—%	10.5%	—%

Commodity Derivative Contracts
Basis	26.1%	21.6%	22.7%	26.5%
Transportation cost	6.4%	2.4%	13.5%	3.7%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$167	$85	$154	$275
Commodity Contracts	1,612	1,422	1,337	1,248
Debt Conversion Option	—	—	—	6
Total	$1,779	$1,507	$1,491	$1,529
The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2023 and 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)

			Other (income) expense - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended June 30, 2023
Consolidated Statement of Earnings	$25,190	$23,307	$(37)	$180

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(15)	$153	$43	$—
Commodity Contracts	—	35	—	—
Debt Conversion Option	—	—	—	1
Total gain (loss) recognized in earnings	$(15)	$188	$43	$1	$217

Three Months Ended June 30, 2022
Consolidated Statement of Earnings	$27,284	$25,184	$(83)	$73

Pre-tax gains (losses) on:
Foreign Currency Contracts	$13	$(95)	$240	$—
Commodity Contracts	—	1,062	—	—
Debt Conversion Option	—	—	—	19
Total gain (loss) recognized in earnings	$13	$967	$240	$19	$1,239

			Other (income) expense - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Six Months Ended June 30, 2023
Consolidated Statement of Earnings	$49,262	$45,299	$(81)	$327

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(26)	$248	$27	$—
Commodity Contracts	—	475	—	—
Debt Conversion Option	—	—	—	6
Total gain (loss) recognized in earnings	$(26)	$723	$27	$6	$730

Six Months Ended June 30, 2022
Consolidated Statement of Earnings	$50,934	$46,937	$(116)	$165

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(25)	$348	$263	$—
Commodity Contracts	—	(39)	—	—
Debt Conversion Option	—	—	—	4
Total gain (loss) recognized in earnings	$(25)	$309	$263	$4	$551

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

Derivatives Designated as Cash Flow and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of June 30, 2023 and December 31, 2022.

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

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 65 million bushels of corn per month. During the past 12 months, the Company hedged between 17% and 33% of its monthly grind. At June 30, 2023, the Company had designated hedges representing between 1% and 34% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months and as of June 30, 2023, the Company had no hedges related to ethanol sales under these programs.

The Company uses futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 92% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At June 30, 2023, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 71% and 91% of the anticipated monthly natural gas consumption at the designated facilities. At June 30, 2023, the Company had designated hedges representing between 37% and 78% of the anticipated monthly natural gas consumption over the next 12 months.

As of June 30, 2023 and December 31, 2022, the Company had after-tax losses of $91 million and $17 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $91 million of the June 30, 2023 after-tax losses in its consolidated statement of earnings during the next 12 months.

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

Foreign Currency Contracts
The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $0.8 billion as of June 30, 2023 and December 31, 2022, and foreign exchange forwards with an aggregate notional amount of $3.2 billion and $2.5 billion as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company had after-tax gains of $16 million and $79 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Commodity Contracts	$2	$—	$—	$20
Foreign Currency Contracts	44	119	104	$—
Interest Rate Contracts	—	—	109	—
Total	$46	$119	$213	$20

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2023 and 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)

	Cost of products sold
(In millions)
Three Months Ended June 30, 2023
Consolidated Statement of Earnings	$23,307

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(41)
Total gain (loss) recognized in earnings	$(41)	$(41)

Three Months Ended June 30, 2022
Consolidated Statement of Earnings	$25,184

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$150
Total gain (loss) recognized in earnings	$150	$150

	Cost of products sold
(In millions)
Six Months Ended June 30, 2023
Consolidated Statement of Earnings	$45,299

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(145)
Total gain (loss) recognized in earnings	$(145)	$(145)

Six Months Ended June 30, 2022
Consolidated Statement of Earnings	$46,937

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$248
Total gain (loss) recognized in earnings	$248	$248

Other Net Investment Hedging Strategies

The Company has designated €0.9 billion and €1.3 billion of its outstanding long-term debt and commercial paper borrowings at June 30, 2023 and December 31, 2022, respectively, as hedges of its net investment in a foreign subsidiary. As of June 30, 2023 and December 31, 2022, the Company had after-tax gains of $208 million and $228 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2023	2022
	(In millions)
Unrealized gains on derivative contracts	$1,825	$1,704
Margin deposits and grain accounts	460	723
Customer omnibus receivable	1,068	1,309
Financing receivables - net (1)	161	235
Insurance premiums receivable	71	54
Prepaid expenses	349	443
Biodiesel tax credit	177	68
Tax receivables	544	616
Non-trade receivables	328	361
Other current assets	98	153
	$5,081	$5,666

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million at June 30, 2023 and December 31, 2022. Interest earned on financing receivables of $4 million and $10 million for the three and six months ended June 30, 2023, respectively, and $4 million and $8 million for the three and six months ended June 30, 2022, respectively, is included in interest and investment income in the consolidated statements of earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2023	2022
	(In millions)

Unrealized losses on derivative contracts	$1,626	$1,543
Accrued compensation	302	475
Income tax payable	268	248
Other taxes payable	178	136
Insurance claims payable	294	223
Contract liability	286	694
Other accruals and payables	1,315	1,476
	$4,269	$4,795

Note 8.    Debt and Financing Arrangements

On April 3, 2023, the Company issued $500 million aggregate principal amount of 4.500% Notes due August 15, 2033. Net proceeds before expenses were $493 million.

In June 2023, the Company redeemed €600 million aggregate principal amount of 1.750% Notes due 2023.

During the six months ended June 30, 2023, Archer Daniels Midland Singapore, Pte. Ltd., a wholly-owned subsidiary of the Company, increased its revolving credit facility from $500 million to $750 million. The facility is used to finance working capital requirements and for general corporate purposes.

At June 30, 2023, the fair value of the Company’s long-term debt was below the carrying value by $0.3 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2023, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $13.6 billion, of which $11.3 billion was unused. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at June 30, 2023.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $3.0 billion in funding resulting from the sale of accounts receivable with $0.9 billion unused capacity as of June 30, 2023.
Note 9.    Income Taxes

The Company’s effective tax rate was 18.0% and 17.0% for the three and six months ended June 30, 2023, respectively, compared to 18.4% and 17.4% for the three and six months ended June 30, 2022, respectively. The decrease in the rate was primarily due to the impact of discrete tax items.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.     Income Taxes (Continued)
The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions.  In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete. Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. However, the Company does not anticipate the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months. Given the long periods of time involved in resolving tax positions, the Company does not expect the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011, 2014 and 2015. As of June 30, 2023, these assessments totaled $3 million in tax and up to $18 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes it has complied with all Argentine tax laws. Currently the Company is under audit for fiscal years 2016 to 2017. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2015. The Company believes it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position is more likely than not to be sustained based upon its technical merits, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against any assessments.
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of June 30, 2023, this assessment was $88 million in tax and $33 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation. During the second quarter of 2021, the third party expert issued a final valuation. On September 30, 2022, the court issued a ruling consistent with the valuation report, and the Dutch tax authorities have filed an appeal. During the quarter ended March 31, 2023, ADM filed a cross-appeal. As of June 30, 2023, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2023 and the reclassifications out of AOCI for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at March 31, 2023	$(2,452)	$60	$(61)	$(10)	$(2,463)
Other comprehensive income (loss) before reclassifications	88	(78)	(2)	4	12
Gain (loss) on net investment hedges	(52)	—	—	—	(52)
Amounts reclassified from AOCI	—	41	(4)	—	37
Tax effect	14	16	4	(1)	33
Net of tax amount	50	(21)	(2)	3	30
Balance at June 30, 2023	$(2,402)	$39	$(63)	$(7)	$(2,433)

	Six months ended June 30, 2023
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2022	$(2,622)	$148	$(22)	$(13)	$(2,509)
Other comprehensive income (loss) before reclassifications	322	(286)	3	8	47
Gain (loss) on net investment hedges	(130)	—	—	—	(130)
Amounts reclassified from AOCI	—	145	(35)	—	110
Tax effect	28	32	(9)	(2)	49
Net of tax amount	220	(109)	(41)	6	76
Balance at June 30, 2023	$(2,402)	$39	$(63)	$(7)	$(2,433)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Accumulated Other Comprehensive Income (Continued)

	Amount reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2023	2022	2023	2022
	(In millions)
Deferred loss (gain) on hedging activities
	$41	$(150)	145	(248)	Cost of products sold
	41	(150)	145	(248)	Total before tax
	(8)	33	(26)	52	Tax
	$33	$(117)	$119	$(196)	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service loss (credit)	$(6)	$(112)	$(17)	$(104)	Other (income) expense-net
Actuarial losses	2	104	(18)	127	Other (income) expense-net
	(4)	(8)	(35)	23	Total before tax
	3	(2)	(9)	(8)	Tax
	$(1)	$(10)	$(44)	$15	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 11.    Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In millions)
Gains on sales of assets	$(21)	$(5)	$(32)	$(5)
Other – net	(16)	(78)	(49)	(111)
Other (Income) Expense - Net	$(37)	$(83)	$(81)	$(116)

Gains on sales of assets in the three and six months ended June 30, 2023 and 2022 consisted of gains on sales of certain assets and disposals of individually insignificant assets in the ordinary course of business.
Other - net in the three and six months ended June 30, 2023 included the non-service components of net pension benefit income of $5 million and $9 million, respectively, net foreign exchange gains, and net other income. Other - net in the three and six months ended June 30, 2022 included the non-service components of net pension benefit income of $6 million and $12 million, respectively, a $50 million payment from the USDA Biofuel Producer Recovery Program, net foreign exchange gains, and net other expense.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Gross revenues
Ag Services and Oilseeds	$20,864	$22,468	$40,778	$41,600
Carbohydrate Solutions	3,829	4,500	8,095	8,680
Nutrition	1,926	2,055	3,870	4,021
Other Business	112	101	215	208
Intersegment elimination	(1,541)	(1,840)	(3,696)	(3,575)
Total gross revenues	$25,190	$27,284	$49,262	$50,934

Intersegment sales
Ag Services and Oilseeds	$1,020	$1,039	$2,355	$1,918
Carbohydrate Solutions	448	749	1,177	1,563
Nutrition	73	52	164	94
Total intersegment sales	$1,541	$1,840	$3,696	$3,575

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$13,366	$14,333	$25,061	$26,180
Crushing	3,480	3,362	7,163	6,584
Refined Products and Other	2,998	3,734	6,199	6,918
Total Ag Services and Oilseeds	19,844	21,429	38,423	39,682
Carbohydrate Solutions
Starches and Sweeteners	2,475	2,519	5,212	5,017
Vantage Corn Processors	906	1,232	1,706	2,100
Total Carbohydrate Solutions	3,381	3,751	6,918	7,117
Nutrition
Human Nutrition	966	1,020	1,902	1,978
Animal Nutrition	887	983	1,804	1,949
Total Nutrition	1,853	2,003	3,706	3,927

Other Business	112	101	215	208
Total revenues from external customers	$25,190	$27,284	$49,262	$50,934

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Segment operating profit
Ag Services and Oilseeds	$1,054	$1,119	$2,264	$2,127
Carbohydrate Solutions	303	473	576	790
Nutrition	185	239	330	428
Other Business	86	18	183	60
Specified Items:
Gains on sales of assets(1)	11	—	12	1
Impairment and restructuring charges and contingency provisions(2)	(114)	(9)	(121)	(27)
Total segment operating profit	1,525	1,840	3,244	3,379
Corporate	(393)	(321)	(715)	(589)
Earnings before income taxes	$1,132	$1,519	$2,529	$2,790

(1) Consists of gains related to the sale of certain assets in all periods presented.
(2) Current quarter and year-to-date charges were related to the impairment of certain long-lived assets and intangibles, restructuring, and a contingent loss provision related to import duties. Prior-year quarter and year-to-date charges were related to the impairment of certain Ukraine assets. Prior year-to-date charges was partially offset by an insurance settlement.

Note 13.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three and six months ended June 30, 2023 consisted of $43 million and $46 million of impairments related to certain long-lived assets and intangibles, respectively, and $17 million and $21 million of restructuring charges, respectively.

Asset impairment, exit, and restructuring costs in the three and six months ended June 30, 2022 consisted of immaterial charges.

Note 14.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.9 billion, as amended, for the accounts receivable transferred. The First Program terminates on May 17, 2024, unless extended.
The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $1.1 billion (€1.0 billion) for the accounts receivables transferred. The Second Program terminates on February 20, 2024, unless extended.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Sale of Accounts Receivable (Continued)
Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At June 30, 2023 and December 31, 2022, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of June 30, 2023 and December 31, 2022, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $2.1 billion and $2.6 billion, respectively. Total receivables sold were $28.8 billion and $29.3 billion for the six months ended June 30, 2023 and 2022, respectively. Cash collections from customers on receivables sold were $28.4 billion and $28.2 billion for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, receivables pledged as collateral to the Purchasers was $0.8 billion and $0.6 billion, respectively.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $11 million and $34 million for the three and six months ended June 30, 2023, respectively, and $3 million and $8 million for the three and six months ended June 30, 2022, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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

ADM is an indispensable global agricultural supply chain manager and processor; a premier human and animal nutrition provider; a trailblazer in groundbreaking solutions to support healthier living; an industry-leading innovator in replacing petroleum-based products; and a company concerned about sustainability. The Company is one of the world’s leading producers of ingredients for sustainable nutrition. The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in over 190 countries.  The Company also processes corn, oilseeds, and wheat into products for food, animal feed, industrial, and energy uses.  The Company also engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for its shareholders, principally from margins earned on these activities.

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
•the announcement in March 2023 of the signing of a joint venture agreement with Marel, a leading provider of advanced food processing solutions, to build an innovation center in the heart of the Netherlands food valley at the Wageningen Campus, subject to regulatory approvals;
•the announcement in May 2023 of a Strategic Development Agreement with Air Protein, a pioneer in air-based nutritional protein that requires no agriculture or farmland, decoupling protein production from traditional supply chain risks, to collaborate on research and development to further advance new and novel proteins for nutrition;
•the announcement in May 2023 of an agreement to acquire D.C.A. Finance B.V., a commodity derivative brokerage service provider, subject to required regulatory approvals;
•the announcement in June 2023 of the opening of a new Customer Creation and Innovation Center in Manchester, England, serving as a United Kingdom (UK) hub for food innovation and building upon ADM’s strong presence in the UK; and
•the launch in July 2023 of a growth initiative of its re:generations™ regenerative agriculture program that will drive expansion to cover 2 million acres across 18 U.S. states and Canada in 2023, and 4 million acres globally by 2025.

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

The Productivity pillar includes (1) partnering across various global teams including procurement, supply chain, operations, and commercial to optimize costs and improve production volumes across the enterprise; (2) continued roll out of the 1ADM business transformation program and implementation of improved standardized business processes; and (3) increased use of technology, data analytics, and automation at production facilities, in offices, and with customers to improve efficiencies and customer service.

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

ADM will support the three pillars with investments in technology, which include expanding digital capabilities and investing further in research and development. All of these efforts will continue to be strengthened by the Company’s ongoing commitment to its Readiness initiative as described in Part I Item 4 “Controls and Procedures” on page 55.

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

The Company’s environmental goals, collectively called “Strive 35” – an ambitious plan to, by 2035, reduce absolute Scope 1 and 2 greenhouse gas (GHG) emissions by 25 percent from a 2019 baseline, reduce absolute Scope 3 emissions by 25 percent, reduce energy intensity by 15 percent, reduce water intensity by 10 percent, and achieve a 90 percent landfill diversion rate – are part of an aggressive plan to continue to reduce the Company’s environmental footprint.

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

The Company’s Carbohydrate Solutions operations and Nutrition businesses also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily correlate to changes in cost of products sold. Therefore, changes in revenues of these businesses may correspond to changes in margins or gross profit. Thus, gross margins rates are more meaningful as a performance indicator in these businesses.

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

The Company measures its performance using key financial metrics including net earnings, adjusted earnings per share (EPS), gross margins, constant currency revenue and operating profit, segment operating profit, adjusted segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, return on invested capital, economic value added, and operating cash flows before working capital. Some of these metrics are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see “Non-GAAP Financial Measures” on pages 44 to 45 and 51 to 52. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitical developments. Due to the unpredictable nature of these and other factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operations in Ukraine and Russia

ADM employs approximately 640 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. The Company’s footprint in Russia is limited to operations related to the production and transport of essential food commodities and ingredients.

While the Company’s Ukraine and Russian operations have historically represented less than 0.2% of consolidated revenues, the direct and indirect impacts of the ongoing military action could negatively affect ADM’s future operating results. The conflict in Ukraine has created disruptions in global supply chains and has created dislocations of key agricultural commodities. The indirect impact of these dislocations on the Company’s operating results will be a function of a number of variables including supply and demand responses from the rest of the world as well as the length of the conflict and the condition of the agricultural industry and export infrastructure after the conflict ends. The Black Sea Grain Initiative, an agreement that allowed Ukraine to export grain and other food products, expired on July 17, 2023. For more information, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

As of June 30, 2023, ADM’s assets in Ukraine consisted primarily of current assets that were less than 0.4% of the Company’s total current assets and an immaterial amount of non-current assets. Of the total current assets in Ukraine, the majority related to inventories that represented less than 0.3% of ADM’s total inventories.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Three Months Ended June 30, 2023

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, supply has been impacted by market dislocations such as the Russian-Ukraine war, a record world soybean production, and extreme drought conditions in Argentina. Inflationary pressures and declining natural gas prices impacted the entire value chain. Crushing was impacted by sustainable biofuel demand and protein consumption around the globe. In Refined Products and Other, margins were driven by strong oil demand, elevated oil values that were supported by biofuels demand driven by favorable blend economics due to historically low distillate levels. Mediocre growth in mandated renewable volume obligations for 2023 to 2025 drove further market volatility. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Industry ethanol inventories were restrained as production slowed due to seasonal maintenance at processing plants and strong domestic demand heading into the summer driving season. Solid export demand for ethanol supported the improved balance between supply and demand. In Nutrition, demand was softer in a few food and beverage product categories. Human Nutrition was impacted by inflation which drove lower demand especially in higher priced product categories in the food, beverage, and dietary supplement segment and impacted volumes in flavors, flavor systems, emulsifiers, bioactives, and alternative proteins. In Animal Nutrition, amino acids margins were pressured due to competition returning to market and production cost inflation. Results were also adversely affected by weak demand in other product lines due to decreased market for feed, particularly in North America and Europe, Middle East, and Africa (EMEA), and animal disease impacts on farms, and some premix and additives customers cutting products out of formulation due to increased ingredient, freight, and energy costs. Increased competition in Latin America also contributed to the weak demand in that region.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net earnings attributable to controlling interests decreased $0.3 billion from $1.2 billion to $0.9 billion. Segment operating profit decreased $0.3 billion from $1.8 billion to $1.5 billion and included a net charge of $103 million consisting of asset impairment and restructuring charges of $114 million and a gain on the sale of certain assets of $11 million. Included in segment operating profit in the prior-year quarter was a net charge of $9 million consisting of asset impairment charges. Adjusted segment operating profit (a non-GAAP measure) decreased $0.2 billion to $1.6 billion due primarily to lower results in Crushing, Wilmar, Ag Services, Carbohydrate Solutions, and Animal Nutrition, partially offset by higher results in Refined Products and Other and Other Business. Corporate results in the current quarter were a net charge of $393 million and included a mark-to-market gain of $1 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in the prior-year quarter were a net charge of $321 million and included a mark-to-market gain of $19 million on the conversion option of the exchangeable bonds issued in August 2020.

Income tax expense decreased $75 million to $204 million. The effective tax rate for the quarter ended June 30, 2023 was 18.0% compared to 18.4% for the quarter ended June 30, 2022. The decrease in the rate was primarily due to the impact of discrete tax items.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	June 30,
(In thousands)	2023	2022	Change
Oilseeds	8,783	8,208	575
Corn	4,448	4,776	(328)
Total	13,231	12,984	247

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds processed volumes was primarily related to improved crush rates in the current quarter compared to lower crush rates in the prior-year quarter resulting from unplanned downtime due to logistics and staffing issues. The overall decrease in corn processed volumes was related to unplanned downtime at a corn germ plant, lower export volumes in North America, and reduced grind in EMEA due to weaker demand.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues by segment for the quarter are as follows:

	Three Months Ended
	June 30,
	2023	2022	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$13,366	$14,333	$(967)
Crushing	3,480	3,362	118
Refined Products and Other	2,998	3,734	(736)
Total Ag Services and Oilseeds	19,844	21,429	(1,585)

Carbohydrate Solutions
Starches and Sweeteners	2,475	2,519	(44)
Vantage Corn Processors	906	1,232	(326)
Total Carbohydrate Solutions	3,381	3,751	(370)

Nutrition
Human Nutrition	966	1,020	(54)
Animal Nutrition	887	983	(96)
Total Nutrition	1,853	2,003	(150)

Other Business	112	101	11
Total	$25,190	$27,284	$(2,094)
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

Revenues decreased $2.1 billion to $25.2 billion due to lower sales prices ($3.2 billion), partially offset by higher sales volumes ($1.1 billion). Lower sales prices of soybeans, oils, biodiesel, and corn and lower sales volumes of alcohol, cotton, wheat, and corn were partially offset by higher sales volumes of soybeans and farming materials. Ag Services and Oilseeds revenues decreased 7% to $19.8 billion due to lower sales prices ($3.5 billion), partially offset by higher sales volumes ($1.9 billion). Carbohydrate Solutions revenues decreased 10% to $3.4 billion due to lower sales volumes ($0.5 billion), partially offset by higher sales prices ($0.1 billion). Nutrition revenues decreased 7% to $1.9 billion due to lower sales volumes ($0.3 billion), partially offset by higher sales prices ($0.2 million).

Cost of products sold decreased $1.9 billion to $23.3 billion due principally to lower average commodity costs partially offset by higher manufacturing expenses. Manufacturing expenses increased $0.1 billion to $1.8 billion due principally to increases in maintenance expenses, salaries and benefit costs, commercial service fees, energy costs, and lease expense.

Foreign currency translation increased revenues and cost of products sold by $11 million and $13 million, respectively.

Gross profit decreased $0.2 billion or 10%, to $1.9 billion due principally to lower results in Crushing ($245 million), Carbohydrate Solutions ($104 million), Ag Services ($46 million), and Animal Nutrition ($38 million), partially offset by higher results in Refined Products and Other ($221 million). These factors are explained in the segment operating profit discussion on page 43.

Selling, general, and administrative expenses increased $27 million to $841 million due primarily to higher salaries and benefit costs and higher professional and financing fees, partially offset by decreased provisions for bad debt.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Asset impairment, exit, and restructuring costs increased $59 million to $60 million. Charges in the current quarter consisted of $43 million of impairments related to certain long-lived assets and intangibles and $17 million of restructuring. Charges in the prior-year quarter were not material.

Equity in earnings of unconsolidated affiliates decreased $41 million to $151 million due primarily to lower earnings from the Company’s investments in Wilmar and Stratas Foods LLC.

Interest and investment income increased $110 million to $142 million due primarily to higher interest income driven by higher interest rates.

Interest expense increased $107 million to $180 million due primarily to increased short-term rates on customer deposit balances in ADM Investor Services and on the Company’s commercial paper borrowing programs and increased interest expense from the new debt issued in the current quarter. Interest expense in the current quarter also included a $1 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020, compared to a $19 million mark-to-market gain adjustment in the prior-year quarter.

Other income-net decreased $46 million to $37 million. Income in the current quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, net foreign exchange gains, and net other income. Income in the prior-year quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, a $50 million payment from USDA Biofuel Producer Recovery Program, and net foreign exchange gains, partially offset by net other expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	June 30,
Segment Operating Profit (Loss)	2023	2022	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$380	$407	$(27)
Crushing	224	468	(244)
Refined Products and Other	362	130	232
Wilmar	88	114	(26)
Total Ag Services and Oilseeds	1,054	1,119	(65)

Carbohydrate Solutions
Starches and Sweeteners	285	393	(108)
Vantage Corn Processors	18	80	(62)
Total Carbohydrate Solutions	303	473	(170)

Nutrition
Human Nutrition	184	183	1
Animal Nutrition	1	56	(55)
Total Nutrition	185	239	(54)

Other Business	86	18	68

Specified Items:
Gains on sales of assets and businesses	11	—	11
Asset impairment, restructuring, and settlement charges	(114)	(9)	(105)
Total Specified Items	(103)	(9)	(94)

Total Segment Operating Profit	$1,525	$1,840	$(315)

Adjusted Segment Operating Profit(1)	$1,628	$1,849	$(221)

Segment Operating Profit	$1,525	$1,840	$(315)
Corporate	(393)	(321)	(72)
Earnings Before Income Taxes	$1,132	$1,519	$(387)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit decreased 6%. Ag Services results were slightly lower than the strong second quarter of 2022. South American origination results were higher year-over-year, as the business delivered record volumes and higher margins on strong export demand, leveraging strategic investments in port capacity to capitalize on the record Brazilian soybean crop. Results for North America origination were slightly lower year-over-year, driven by lower export demand due to strong South America supplies. Execution in destination marketing as well as effective risk management continued to deliver strong Global Trade results, though lower than the prior year’s record quarter. Crushing results were much lower than the record results from the prior-year quarter. Global soy crush margins remained strong, but lower year-over-year in all regions due to softer demand for both meal and oil, and a tight U.S. soybean carryout. This was partially offset by strong softseed margins and higher volumes, supported by a strong Canadian canola crop and utilization of flex capacity in EMEA. Additionally, negative mark-to-market timing effects that are expected to reverse as contracts execute in future periods, affected the results in the current quarter. Refined Products and Other results were significantly higher than the prior-year quarter, achieving a record second quarter. North America results were higher, driven by strong food oil demand and improved biodiesel volumes. In EMEA, strong export demand for biodiesel and domestic food oil demand supported stronger margins. Additionally, positive mark-to-market timing effects that expected to reverse as contracts execute in future periods, contributed to the results in the current quarter. Equity earnings from Wilmar were lower versus the second quarter of 2022.

Carbohydrate Solutions operating profit decreased 36%. Starches and Sweeteners, including ethanol production from the wet mills, capitalized on a solid demand environment during the quarter. North America starches and sweeteners delivered volumes and margins similar to the prior year quarter and ethanol margins were solid as industry stocks moderated, though lower relative to the prior-year quarter. Results were negatively impacted due to unplanned downtime at one of the corn germ plants. In EMEA, the business effectively managed margins to deliver improved results. The global wheat milling business posted higher margins, supported by steady customer demand. Vantage Corn Processors results were lower due to lower year-over-year ethanol margins and absence of the prior-year quarter’s $50 million payment from the USDA Biofuel Producer Recovery Program.

Nutrition operating profit decreased 23%. Human Nutrition results were in-line with the second quarter of 2022, as the business effectively managed a challenging demand environment. Flavors results were significantly higher than the prior-year quarter due to improved mix and pricing in EMEA as well as improving demand in North America. Specialty Ingredients results were lower year-over-year due to softer demand for plant-based proteins, particularly in the meat alternatives category in North America and Europe, partially offset by strong performance in texturants. Health and Wellness results were similar versus the prior-year quarter as lower demand for fibers offset lower selling, general, and administrative expenses. Animal Nutrition results were much lower compared to the prior-year quarter due to significantly lower contribution from amino acids, pockets of softer global feed demand affecting volumes, and continued demand fulfillment challenges and inventory losses in pet solutions.

Other Business operating profit increased $68 million. Higher net interest income drove improved earnings in ADM Investor Services. Captive insurance results improved on premiums from new programs partially offset by increased claim settlements.

Corporate results for the quarter are as follows:

	Three Months Ended
	June 30,
	2023	2022	Change
	(In millions)
Interest expense-net	$(125)	$(87)	$(38)
Unallocated corporate costs	(262)	(267)	5
Expenses related to acquisitions	(3)	—	(3)
Gain on debt conversion option	1	19	(18)
Restructuring (charges) adjustment	(3)	1	(4)
Other expense	(1)	13	(14)
Total Corporate	$(393)	$(321)	$(72)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $393 million in the current quarter compared to a net charge of $321 million in the prior-year quarter. Interest expense-net increased $38 million due primarily to increased short-term rates on the Company’s commercial paper borrowing programs and increased interest expense from the new debt issued in the current quarter. Unallocated corporate costs decreased $5 million as lower health insurance costs were partially offset by higher information technology costs. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other expense in the current quarter included foreign exchange losses and railroad maintenance expenses, partially offset by the non-service components of net pension benefit income of $5 million. Other income in the prior-year quarter included the non-service components of net pension benefit income of $6 million, an investment revaluation gain of $3 million, and foreign exchange gains, partially offset by railroad maintenance expenses.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023		2022
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	546		568

Net earnings and reported EPS (fully diluted)	$927	$1.70	$1,236	$2.18
Adjustments:
Gain on sales of assets and businesses - net of tax of $3 million (1)	(8)	(0.02)	—	—
Gain on debt conversion option - net of tax of $0 (1)	(1)	—	(19)	(0.04)
Impairment and restructuring charges and contingency provisions - net of tax of $24 million in 2023 and $2 million in 2022 (1)	93	0.17	6	0.01
Expenses related to acquisitions - net of tax of $1 million in 2022 (1)	2	—	—	—
Certain discrete tax adjustments	21	0.04	(1)	—
Total adjustments	107	0.19	(14)	(0.03)
Adjusted net earnings and adjusted EPS	$1,034	$1.89	$1,222	$2.15

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended June 30, 2023 and 2022.

	Three months ended
	June 30,
(In millions)	2023	2022	Change
Earnings before income taxes	$1,132	$1,519	$(387)
Interest expense	124	73	51
Depreciation and amortization	262	257	5
Gains on sales of assets and businesses	(11)	—	(11)
Expenses related to acquisitions	3	—	3
Railroad maintenance expenses	2	9	(7)
Impairment and restructuring charges and contingency provisions	117	8	109
Adjusted EBITDA	$1,629	$1,866	$(237)

	Three months ended
	June 30,
(In millions)	2023	2022	Change
Ag Services and Oilseeds	$1,143	$1,207	$(64)
Carbohydrate Solutions	381	550	(169)
Nutrition	253	304	(51)
Other Business	84	24	60
Corporate	(232)	(219)	(13)
Adjusted EBITDA	$1,629	$1,866	$(237)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Six Months Ended June 30, 2023

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, supply has been impacted by market dislocations such as the Russian-Ukraine war, a record world soybean production, and extreme drought conditions in Argentina. Inflationary pressures impacted the entire value chain. Crushing was impacted by sustainable biofuel demand and protein consumption around the globe. In Refined Products and Other, margins were driven by strong oil demand, elevated oil values that were supported by biofuels demand driven by favorable blend economics due to historically low distillate levels. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Industry ethanol inventories were restrained as production slowed due to seasonal maintenance at processing plants and strong domestic demand heading into the summer driving season. Solid export demand for ethanol supported the improved balance between supply and demand. In Nutrition, demand was softer in a few food and beverage product categories. Human Nutrition was impacted by inflation which drove lower demand especially in higher priced product categories in the food, beverage, and dietary supplement segment and impacted volumes in flavors, flavor systems, emulsifiers, bioactives, and alternative proteins. In Animal Nutrition, amino acids margins were pressured due to competition returning to market and production cost inflation. Results were also adversely affected by weak demand in other product lines due to decreased market for feed, particularly in North America and EMEA, and animal disease impacts on farms, and some premix and additives customers cutting products out of formulation due to increased ingredient, freight, and energy costs. Increased competition in Latin America also contributed to the weak demand in that region.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net earnings attributable to controlling interests decreased $0.2 billion to $2.1 billion. Segment operating profit decreased $0.1 billion to $3.2 billion and included a net charge of $109 million consisting of asset impairment and restructuring charges of $121 million and a gain on the sale of certain assets of $12 million. Included in segment operating profit in the prior period was a net charge of $26 million consisting of asset impairment, restructuring, and settlement charges of $27 million and a gain on sale of assets of $1 million. Adjusted segment operating profit (a non-GAAP measure) decreased $52 million to $3.4 billion due primarily to lower results in Crushing, Wilmar, Carbohydrate Solutions, and Nutrition, partially offset by higher results in Refined Products and Other, Ag Services, and Other Business. Corporate results in the current period were a net charge of $0.7 billion and included a mark-to-market gain of $6 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in the prior period were a net charge of $0.6 billion and included a mark-to-market gain of $4 million on the conversion option of the exchangeable bonds issued in August 2020.

Income taxes of $429 million decreased $57 million. The Company’s effective tax rate for the six months ended June 30, 2023 was 17.0% compared to 17.4% for the six months ended June 30, 2022. The decrease in the rate was primarily due to the impact of discrete tax items.

Analysis of Statements of Earnings

Processed volumes by product for the six months ended June 30, 2023 and 2022 are as follows (in metric tons):

	Six Months Ended
	June 30,
(In thousands)	2023	2022	Change
Oilseeds	17,410	16,699	711
Corn	8,842	9,588	(746)
Total	26,252	26,287	(35)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds processed volumes was primarily related to improved crush rates in the current period compared to lower crush rates in the prior period resulting from unplanned downtime due to logistics and staffing issues. The overall decrease in corn processed volumes was related to unplanned downtime at a corn germ plant, lower export volumes in North America, and reduced grind in EMEA due to weaker demand.

Revenues by segment for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended
	June 30,
	2023	2022	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$25,061	$26,180	$(1,119)
Crushing	7,163	6,584	579
Refined Products and Other	6,199	6,918	(719)
Total Ag Services and Oilseeds	38,423	39,682	(1,259)

Carbohydrate Solutions
Starches and Sweeteners	5,212	5,017	195
Vantage Corn Processors	1,706	2,100	(394)
Total Carbohydrate Solutions	6,918	7,117	(199)

Nutrition
Human Nutrition	1,902	1,978	(76)
Animal Nutrition	1,804	1,949	(145)
Total Nutrition	3,706	3,927	(221)

Other Business	215	208	7
Total	$49,262	$50,934	$(1,672)

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

Revenues decreased $1.7 billion to $49.3 billion due to lower sales prices ($2.7 billion), partially offset by higher sales volumes ($1.0 billion). Lower sales prices of soybeans, oils, and biodiesel and lower sales volumes of corn, wheat, and alcohol were partially offset by higher sales prices of meal and higher sales volumes of soybeans, and biodiesel. Ag Services and Oilseeds revenues decreased 3% to $38.4 billion due to lower sales prices ($3.1 billion), partially offset by higher sales volumes ($1.8 billion). Carbohydrate Solutions revenues decreased 3% to $6.9 billion due to lower sales volumes ($0.3 billion), partially offset by lower sales prices ($0.1 billion). Nutrition revenues decreased 6% to $3.7 billion due to lower sales volumes ($0.5 billion), partially offset by higher sales prices ($0.3 billion).

Cost of products sold decreased $1.6 billion to $45.3 billion due principally to lower average commodity costs partially offset by higher manufacturing expenses. Manufacturing expenses increased $0.4 billion to $3.8 billion due principally to increases in energy costs, maintenance expenses, salaries and benefit costs, commercial service fees, and lease expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Foreign currency translation decreased revenues and cost of products sold by $0.3 billion.

Gross profit decreased $34 million or 1% to $4.0 billion due principally to lower results in Crushing ($232 million), Carbohydrate Solutions ($125 million), and Nutrition ($92 million), partially offset by higher results in Refined Products and Other ($330 million) and Ag Services ($89 million). These factors are explained in the segment operating profit discussion on page 50.

Selling, general, and administrative expenses increased $0.1 billion to $1.7 billion due primarily to higher salaries and benefit costs and higher professional and financing fees, partially offset by decreased provisions for bad debt.

Asset impairment, exit, and restructuring costs increased $65 million to $67 million. Charges in the current period consisted of $46 million of impairments related to certain long-lived assets and intangibles and $21 million of restructuring. Charges in the prior period were not material.

Equity in earnings of unconsolidated affiliates decreased $71 million to $325 million due primarily to lower earnings from the Company’s investments in Wilmar and Almidones Mexicanos S.A.

Interest and investment income increased $185 million to $276 million due primarily to higher interest income, partially offset by revaluation gains of $36 million in the prior period.

Interest expense increased $162 million to $327 million due primarily to increased short-term rates on the Company’s commercial paper borrowing programs and increased interest expense from new debt issuances. Interest expense in the current period also included a $6 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020 compared to a $4 million mark-to-market gain adjustment in the prior period.

Other income-net decreased $35 million to $81 million. Income in the current period included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, net foreign exchange gains, and net other income. Income in the prior period included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, a $50 million payment from USDA Biofuel Producer Recovery Program, and net foreign exchange gains, partially offset by net other expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended
	June 30,
Segment Operating Profit (Loss)	2023	2022	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$728	$665	$63
Crushing	650	896	(246)
Refined Products and Other	689	328	361
Wilmar	197	238	(41)
Total Ag Services and Oilseeds	2,264	2,127	137

Carbohydrate Solutions
Starches and Sweeteners	592	709	(117)
Vantage Corn Processors	(16)	81	(97)
Total Carbohydrate Solutions	576	790	(214)

Nutrition
Human Nutrition	322	324	(2)
Animal Nutrition	8	104	(96)
Total Nutrition	330	428	(98)

Other Business	183	60	123

Specified Items:
Gains (losses) on sales of assets and businesses	12	1	11
Asset impairment, restructuring, and settlement charges	(121)	(27)	(94)
Total Specified Items	(109)	(26)	(83)

Total Segment Operating Profit	$3,244	$3,379	$(135)

Adjusted Segment Operating Profit(1)	$3,353	$3,405	$(52)

Segment Operating Profit	$3,244	$3,379	$(135)
Corporate	(715)	(589)	(126)
Earnings Before Income Taxes	$2,529	$2,790	$(261)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 6%. Ag Services results were higher than the prior period. In South American origination, effective risk management and higher export demand due to the record Brazilian soybean crop drove significantly higher year-over-year results. Results for North America origination were slightly higher, driven by stronger soybean exports. Execution in destination marketing as well as effective risk management continued to deliver strong Global Trade results, though lower than the prior period. Crushing results were lower than the prior period. Global soy crush margins remained strong, but lower year-over-year in all regions due to softer demand for both meal and oil, and a tight U.S. soybean carryout. This was partially offset by strong softseed margins and higher volumes, supported by a strong Canadian canola crop and utilization of flex capacity in EMEA. Additionally, negative mark-to-market timing effects that are expected to reverse as contracts in future periods, affected the results in the current period. Refined Products and Other results were significantly higher than the prior period. North America results were higher, driven by strong food oil demand and improved biodiesel volumes. In EMEA, strong export demand for biodiesel and domestic food oil demand supported stronger margins. Additionally, positive mark-to-market timing effects that expected to reverse as contracts execute in future periods, contributed to the results in the current quarter. Equity earnings from Wilmar were lower versus the prior period.

Carbohydrate Solutions operating profit decreased 27%. Starches and Sweeteners, including ethanol production from the wet mills, capitalized on a solid demand environment during the period. North America starches and sweeteners delivered volumes and margins similar to the prior period and ethanol margins were solid as industry stocks moderated, though lower relative to the prior period. Results were negatively impacted due to unplanned downtime at one of the corn germ plants. In EMEA, the business effectively managed margins to deliver improved results. The global wheat milling business posted higher margins driven by solid customer demand. Vantage Corn Processors results were lower due to lower year-over-year ethanol margins and absence of the prior period’s $50 million payment from the USDA Biofuel Producer Recovery Program.

Nutrition operating profit decreased 23%. Human Nutrition results were in-line with the prior period, as the business continued to manage demand fulfillment challenges and destocking in certain categories. Flavors results were higher than the prior period due to improved mix and pricing in EMEA as well as improving demand in North America. Specialty Ingredients results were lower year-over-year due to softer demand for plant-based proteins, particularly in the meat alternatives category in North America and Europe, partially offset by strong performance in texturants. Health and Wellness results were lower year-over-year due to lower demand for fibers. Animal Nutrition results were significantly lower compared to the prior period due to lower contribution from amino acids, pockets of softer global feed demand affecting volumes, and continued demand fulfillment challenges and inventory losses in pet solutions.

Other Business operating profit increased $123 million. Higher net interest income drove improved earnings in ADM Investor Services. Captive insurance results improved on premiums from new programs partially offset by increased claim settlements.

Corporate results for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended
	June 30,
	2023	2022	Change
	(In millions)
Interest expense-net	$(228)	$(163)	(65)
Unallocated corporate costs	(510)	(476)	(34)
Loss on sale of assets	—	(3)	3
Expenses related to acquisitions	(3)	(2)	(1)
Gain on debt conversion option	6	4	2
Restructuring (charges) adjustment	(3)	2	(5)
Other income	23	49	(26)
Total Corporate	$(715)	$(589)	$(126)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $0.7 billion in the current period compared to a net charge of $0.6 billion in the prior period. Interest expense-net increased $65 million due primarily to increased short-term rates on the Company’s commercial paper borrowing programs and increased interest expense from new debt issuances. Unallocated corporate costs increased $34 million due primarily to higher financing, information technology, and centers of excellence costs, partially offset by lower incentive compensation accruals. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current period included the non-service components of net pension benefit income of $9 million and foreign exchange gains, partially offset by railroad maintenance expenses. Other income in the prior period included the non-service components of net pension benefit income of $12 million, an investment revaluation gain of $36 million, and foreign exchange gains, partially offset by railroad maintenance expenses.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023		2022
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	549		568

Net earnings and reported EPS (fully diluted)	$2,097	$3.82	$2,290	$4.03
Adjustments:
Gains (losses) on sales of assets and businesses - net of tax of $3 million in 2023 and $0 million in 2022 (1)	(9)	(0.02)	2	—
Impairment and restructuring charges and contingency provisions - net of tax of $26 million in 2023 and $5 million in 2022 (1)	98	0.18	20	0.04
Expenses related to acquisitions - net of tax of $1 million in 2023 and 2022 (1)	2	—	1	—
Gain on debt conversion option - net of tax of $0 (1)	(6)	(0.01)	(4)	(0.01)
Certain discrete tax adjustments	3	0.01	(5)	(0.01)
Total adjustments	88	0.16	14	0.02
Adjusted net earnings and adjusted EPS	$2,185	$3.98	$2,304	$4.05

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the six months ended June 30, 2023 and 2022.

	Six months ended
	June 30,
(In millions)	2023	2022	Change
Earnings before income taxes	$2,529	$2,790	$(261)
Interest expense	224	165	59
Depreciation and amortization	521	514	7
(Gains) losses on sales of assets and businesses	(12)	2	(14)
Expenses related to acquisitions	3	2	1
Railroad maintenance expenses	2	9	(7)
Impairment and restructuring charges and contingency provisions	124	25	99
Adjusted EBITDA	$3,391	$3,507	$(116)

	Six months ended
	June 30,
(In millions)	2023	2022	Change
Ag Services and Oilseeds	$2,443	$2,303	$140
Carbohydrate Solutions	733	946	(213)
Nutrition	463	558	(95)
Other Business	181	68	113
Corporate	(429)	(368)	(61)
Adjusted EBITDA	$3,391	$3,507	$(116)

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

Cash provided by operating activities was $0.9 billion for the six months ended June 30, 2023 compared to a use of $0.7 billion for the same period last year. Working capital changes decreased cash by $1.6 billion for the six months ended June 30, 2023 compared to a decrease of $3.9 billion for the same period last year. Segregated investments increased approximately $1.4 billion driven by higher interest rates. Trade receivables decreased $0.8 billion due to lower revenues. Inventories decreased approximately $2.9 billion due to lower inventory volumes, partially offset by higher inventory prices. Other current assets decreased $0.6 billion primarily due to decreases in margin deposits and grain accounts, customer omnibus receivable, and prepaid expenses. Trade payables decreased $2.8 billion due to lower payables related to grain purchases. Brokerage payables decreased approximately $1.2 billion due to decreased trading activity in the Company’s futures commission and brokerage business. Accrued expenses and other payables decreased $0.6 billion primarily due to decreases in contract liability, and compensation accruals.

Cash used in investing activities was $0.6 billion for the six months ended June 30, 2023 compared to $0.6 billion for the same period last year. Capital expenditures for the six months ended June 30, 2023 were $0.6 billion compared to $0.5 billion for the same period last year. There were $5 million additional cost method investments for the six months ended June 30, 2023 compared to $0.1 billion for the same period last year.

Cash used in financing activities was $2.1 billion for the six months ended June 30, 2023 compared to cash provided of $1.5 billion for the same period last year. Long-term debt borrowings for the six months ended June 30, 2023 were $0.5 billion which consisted of the $500 million aggregate principle amount of 4.500% Notes due 2033 compared to long-term debt borrowings for the same period last year of $0.8 billion which consisted of the $750 million aggregate principal amount of 2.900% Notes due 2032. Proceeds from the borrowings in the current period were used for general corporate purposes. Proceeds from the borrowings in the prior period were used to finance investments and expenditures in eligible green projects that contribute to environmental objectives and/or eligible social projects that aim to address or mitigate a specific social issue and/or seek to achieve positive social outcomes. Long-term debt payments were $0.7 billion for the six months ended June 30, 2023 which consisted of the €600 million aggregate principal amount of 1.750% Notes due 2023 compared to an immaterial amount for the same period last year. Net borrowings on short-term credit agreements for the six months ended June 30, 2023 were $0.4 billion compared to $1.4 billion for the same period last year. Share repurchases for the six months ended June 30, 2023 were $1.0 billion compared to $0.2 billion for the same period last year. Dividends for the six months ended June 30, 2023 of $0.5 billion were comparable for the same period last year.

At June 30, 2023, the Company had $1.4 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1. Included in working capital was $6.5 billion of readily marketable commodity inventories. At June 30, 2023, the Company’s capital resources included shareholders’ equity of $25.0 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $13.6 billion, of which $11.3 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 25% and 24% at June 30, 2023 and December 31, 2022, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 22% and 25% at June 30, 2023 and December 31, 2022, respectively. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was no commercial paper outstanding at June 30, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2023, the Company had $1.4 billion of cash and cash equivalents, $0.8 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $6.6 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $3.0 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2023, the Company had $0.9 billion unused capacity of its facility under the Programs.

As of June 30, 2023, the Company has total available liquidity of $12.7 billion comprised of cash and cash equivalents and unused lines of credit with a well-diversified group of primarily investment-grade institutions.

For the six months ended June 30, 2023, the Company spent approximately $0.6 billion in capital expenditures, $0.5 billion in dividends, and $1.0 billion in share repurchases. The Company has a stock repurchase program. Under the program, the Company has 74.8 million shares remaining as of June 30, 2023 that may be repurchased until December 31, 2024.

In 2023, the Company expects total capital expenditures of approximately $1.3 billion and additional cash outlays of approximately $1.0 billion in dividends and $2.0 billion in opportunistic share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2023 and December 31, 2022 were $14.2 billion and $15.8 billion, respectively.  The decrease is primarily related to obligations to purchase lower quantities of agricultural commodity inventories. As of June 30, 2023, the Company expects to make payments related to purchase obligations of $13.2 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended June 30, 2023.

Off Balance Sheet Arrangements

In May 2023, the Company amended its First Program with certain commercial and conduit purchasers and committed purchasers and increased its facility from $1.8 billion to $1.9 billion. The First Program terminates on May 17, 2024, unless extended. There were no other material changes in the Company’s off balance sheet arrangements during the quarter ended June 30, 2023.

Critical Accounting Policies and Estimates

There were no material changes in the Company’s critical accounting policies and estimates during the quarter ended June 30, 2023. For a description of the Company’s critical accounting policies, estimates, and assumptions used in the preparation of the Company’s financial statements, see Part II, Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2023 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Six months ended		Year ended
	June 30, 2023		December 31, 2022
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$498	$50	$986	$99
Lowest position	49	5	44	4
Average position	278	28	388	39

The change in fair value of the average position was due to the decrease in prices of certain commodities and, to a lesser extent, the overall decrease in average quantities.

ITEM 4.    CONTROLS AND PROCEDURES

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During 2018, the Company launched an initiative called Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. As part of this transformation, the Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. During the quarter ended June 30, 2023, there were no deployments of the ERP system. The Company continues to consider these changes in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, that the implementation of the new ERP system in these circumstances has not materially affected its internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended June 30, 2023. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
April 1, 2023 to
April 30, 2023	1,109,021	$78.331	1,109,021	82,337,873

May 1, 2023 to
May 31, 2023	4,018,934	75.349	4,018,934	78,318,939

June 1, 2023 to
June 30, 2023	3,557,170	73.387	3,556,480	74,762,459
Total	8,685,125	$74.926	8,684,435	74,762,459

(1)Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2023, there were 690 shares received as payments for the withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 5.    OTHER INFORMATION
On June 9, 2023, Jennifer L. Weber, the Company’s Senior Vice President, Chief People Officer and Chief Diversity Officer, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 11,111 shares of the Company’s common stock in the aggregate, and terminates on the earlier of the close of market on February 9, 2024 or the date all shares are sold thereunder. There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by the Company’s directors and executive officers during the quarter ended June 30, 2023.

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

Dated: July 25, 2023