Form 10-Q/A
period 2023-06-30
Archer-Daniels-Midland Co
filed 2023-09-11
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q/A
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
Common Stock, no par value – 536,101,643 shares
(July 24, 2023)

EXPLANATORY NOTE

Archer-Daniels-Midland Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which was originally filed on July 25, 2023 (“Original Filing”), solely to add inline eXtensible Business Reporting Language (“iXBRL”) data tagging that was inadvertently omitted from the disclosure included in the Original Filing under Part II, “Item 5. Other Information.”

Except for the iXBRL specifically noted above, this Amendment does not modify or update any disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any disclosures, other than those identified above.

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

ITEM 6.    EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001).

(3)(ii)	Bylaws, as amended through November 2, 2022 (incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023).

(4.1)	Form of 4.500% Notes due 2033 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Inline XBRL file set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” and for the information under Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.

(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ V. Luthar
V. Luthar
Senior Vice President and Chief Financial Officer

/s/ R. B. Jones
R. B. Jones
Senior Vice President, General Counsel, and Secretary

Dated: September 11, 2023