Form 10-Q
period 2023-09-30
Archer-Daniels-Midland Co
filed 2023-10-24
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Common Stock, no par value – 533,381,255 shares
(October 23, 2023)

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)

Revenues	$21,695	$24,683	$70,957	$75,617
Cost of products sold	19,885	22,872	65,184	69,809
Gross Profit	1,810	1,811	5,773	5,808

Selling, general, and administrative expenses	815	818	2,537	2,461
Asset impairment, exit, and restructuring costs	79	28	146	30
Equity in earnings of unconsolidated affiliates	(83)	(210)	(408)	(606)
Interest and investment income	(152)	(85)	(428)	(176)
Interest expense	155	97	482	262
Other (income) expense – net	(35)	(67)	(116)	(183)
Earnings Before Income Taxes	1,031	1,230	3,560	4,020

Income tax expense	207	193	636	679
Net Earnings Including Noncontrolling Interests	824	1,037	2,924	3,341

Less: Net earnings attributable to noncontrolling interests	3	6	6	20

Net Earnings Attributable to Controlling Interests	$821	$1,031	$2,918	$3,321

Average number of shares outstanding – basic	540	561	545	565

Average number of shares outstanding – diluted	540	563	546	566

Basic earnings per common share	$1.52	$1.84	$5.36	$5.88

Diluted earnings per common share	$1.52	$1.83	$5.35	$5.87

Dividends per common share	$0.45	$0.40	$1.35	$1.20

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)

Net earnings including noncontrolling interests	$824	$1,037	$2,924	$3,341
Other comprehensive income (loss):
Foreign currency translation adjustment	(245)	(221)	(57)	(79)
Tax effect	(36)	(74)	(8)	(189)
Net of tax amount	(281)	(295)	(65)	(268)

Pension and other postretirement benefit liabilities adjustment	—	8	(32)	45
Tax effect	(3)	(2)	(12)	(13)
Net of tax amount	(3)	6	(44)	32

Deferred gain (loss) on hedging activities	128	43	(13)	245
Tax effect	(28)	(5)	4	(50)
Net of tax amount	100	38	(9)	195

Unrealized gain (loss) on investments	5	—	13	(13)
Tax effect	—	1	(2)	2
Net of tax amount	5	1	11	(11)
Other comprehensive income (loss)	(179)	(250)	(107)	(52)
Comprehensive income (loss)	645	787	2,817	3,289

Less: Comprehensive income (loss) attributable to noncontrolling interests	2	3	1	8

Comprehensive income (loss) attributable to controlling interests	$643	$784	$2,816	$3,281

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,498	$1,037
Segregated cash and investments	7,739	9,010
Trade receivables - net	4,443	4,926
Inventories	11,224	14,771
Other current assets	5,618	5,666
Total Current Assets	30,522	35,410

Investments and Other Assets
Investments in affiliates	5,469	5,467
Goodwill and other intangible assets	6,392	6,544
Right of use assets	1,141	1,088
Other assets	1,351	1,332
Total Investments and Other Assets	14,353	14,431

Property, Plant, and Equipment
Land and land improvements	554	502
Buildings	5,680	5,639
Machinery and equipment	19,564	19,194
Construction in progress	1,721	1,440
	27,519	26,775
Accumulated depreciation	(17,301)	(16,842)
Net Property, Plant, and Equipment	10,218	9,933
Total Assets	$55,093	$59,774

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$116	$503
Trade payables	5,252	7,803
Payables to brokerage customers	8,300	9,856
Accrued expenses and other payables	4,141	4,795
Current lease liabilities	295	292
Current maturities of long-term debt	1	942
Total Current Liabilities	18,105	24,191

Long-Term Liabilities
Long-term debt	8,224	7,735
Deferred income taxes	1,390	1,402
Non-current lease liabilities	864	816
Other	929	1,014
Total Long-Term Liabilities	11,407	10,967

Temporary Equity - Redeemable noncontrolling interest	316	299

Shareholders’ Equity
Common stock	3,140	3,147
Reinvested earnings	24,699	23,646
Accumulated other comprehensive income (loss)	(2,611)	(2,509)
Noncontrolling interests	37	33
Total Shareholders’ Equity	25,265	24,317
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$55,093	$59,774

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net earnings including noncontrolling interests	$2,924	$3,341
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	782	774
Asset impairment charges	120	20
Deferred income taxes	17	(39)
Equity in earnings of affiliates, net of dividends	(64)	(279)
Stock compensation expense	98	123
Deferred cash flow hedges	(13)	245
Gains on sales of assets and businesses/investment revaluation	(33)	(77)
Other – net	(27)	549
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(1,183)	(1,452)
Trade receivables	443	(1,613)
Inventories	3,501	590
Other current assets	126	(929)
Trade payables	(2,561)	305
Payables to brokerage customers	(1,580)	1,706
Accrued expenses and other payables	(659)	84
Total Operating Activities	1,891	3,348

Investing Activities
Capital expenditures	(1,055)	(841)
Net assets of businesses acquired	(11)	—
Proceeds from sales of assets and businesses	21	51
Investments in affiliates	(8)	(60)
Cost method investments	(5)	(134)
Other – net	(3)	36
Total Investing Activities	(1,061)	(948)

Financing Activities
Long-term debt borrowings	500	752
Long-term debt payments	(963)	(482)
Net borrowings (payments) under lines of credit agreements	(379)	(751)
Share repurchases	(1,118)	(1,200)
Cash dividends	(738)	(677)
Other – net	(102)	(6)
Total Financing Activities	(2,800)	(2,364)

Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	(22)	—
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,992)	36
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	7,033	7,454
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$5,041	$7,490

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$1,498	$1,099
Restricted cash and restricted cash equivalents included in segregated cash and investments	3,543	6,391
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,041	$7,490

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, June 30, 2023	536	$3,128	$24,244	$(2,433)	$36	$24,975
Comprehensive income
Net earnings			821		3
Other comprehensive income (loss)				(178)	(1)
Total comprehensive income						645
Cash dividends paid - $0.45 per share			(244)			(244)
Share repurchases	(1)		(122)			(122)
Stock compensation expense	—	12				12
Stock option exercises net of taxes	—	(3)				(3)
Other	—	3	—	—	(1)	2
Balance, September 30, 2023	535	$3,140	$24,699	$(2,611)	$37	$25,265

Balance, December 31, 2022	547	$3,147	$23,646	$(2,509)	$33	$24,317
Comprehensive income
Net earnings			2,918		6
Other comprehensive income (loss)				(102)	(5)
Total comprehensive income						2,817
Cash dividends paid - $1.35 per share			(738)			(738)
Share repurchases	(14)		(1,127)			(1,127)
Stock compensation expense	3	98				98
Stock option exercises net of taxes	(1)	(110)				(110)
Other	—	5	—	—	3	8
Balance, September 30, 2023	535	$3,140	$24,699	$(2,611)	$37	$25,265

Balance, June 30, 2022	561	$3,066	$23,292	$(1,965)	$33	$24,426
Comprehensive income
Net earnings			1,031		6
Other comprehensive income (loss)				(247)	(3)
Total comprehensive income						787
Cash dividends paid - $0.40 per share			(224)			(224)
Share repurchases	(12)		(1,000)			(1,000)
Stock compensation expense	—	26				26
Stock option exercises net of taxes	—	17				17
Other	—	1	—	—	(4)	(3)
Balance, September 30, 2022	549	$3,110	$23,099	$(2,212)	$32	$24,029

Balance, December 31, 2021	560	$2,994	$21,655	$(2,172)	$31	$22,508
Comprehensive income
Net earnings			3,321		20
Other comprehensive income (loss)				(40)	(12)
Total comprehensive income						3,289
Cash dividends paid - $1.20 per share			(677)			(677)
Share repurchases	(14)		(1,200)			(1,200)
Stock compensation expense	3	123				123
Stock option exercises net of taxes	—	(9)				(9)
Other	—	2	—	—	(7)	(5)
Balance, September 30, 2022	549	$3,110	$23,099	$(2,212)	$32	$24,029

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 for Archer-Daniels-Midland Company (the Company or ADM).

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

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts included allowances for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances including any accrued interest thereon. The Company estimates uncollectible accounts by pooling receivables according to type, region, credit risk rating, and age. Each pool is assigned an expected loss co-efficient to arrive at a general reserve based on historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. The Company minimizes credit risk due to the large and diversified nature of its worldwide customer base. ADM manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Changes to the allowance for estimated uncollectible accounts are as follows:

	Three Months Ended September 30
	2023	2022
	(In millions)
Beginning, July 1	$174	$164
Current year provisions (reversals)	(11)	29
Write-offs against allowance	(3)	(1)
Foreign exchange translation adjustment	(2)	(2)
Other	—	(11)
Ending, September 30	$158	$179

	Nine Months Ended September 30
	2023	2022
	(In millions)
Beginning, January 1	$199	$122
Current year provisions	2	73
Recoveries	1	1
Write-offs against allowance	(43)	(6)
Foreign exchange translation adjustment	(1)	(4)
Other	—	(7)
Ending, September 30	$158	$179

Net reversals during the three months ended September 30, 2023 included reversals of prior year general provisions for economic factors related to the pandemic and a specific provision for a certain customer, partially offset by provisions for the current quarter. Write-offs against allowance in the nine months ended September 30, 2023 were related to a customer in Brazil and allowance on receivables that were subsequently sold.

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.

The following table sets forth the Company’s inventories.

	September 30, 2023	December 31, 2022
	(In millions)
Raw materials and supplies	$4,273	$6,975
Finished goods	6,951	7,796
Total inventories	$11,224	$14,771

Included in raw materials and supplies are work in process inventories which were not material as of September 30, 2023 and December 31, 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Cost Method Investments

Cost method investments of $493 million and $488 million as of September 30, 2023 and December 31, 2022, respectively, were included in Other Assets in the Company’s consolidated balance sheets. Revaluation gains of $37 million in the nine months ended September 30, 2022 in connection with observable third-party transactions, were recorded in interest and investment income in the Company's consolidated statements of earnings. There were no revaluation gains in the three and nine months ended September 30, 2023 and in the three months ended September 30, 2022.

Operations in Ukraine and Russia

ADM employs approximately 640 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. The Company’s footprint in Russia is limited to operations related to the production and transport of essential food commodities and ingredients.

As a result of the ongoing conflict in Ukraine, the Company reviewed the valuation of its assets and concluded that as of September 30, 2023, receivables, net of allowances, are deemed collectible and market inventories are valued appropriately. The Company also evaluated the impact of Russia’s announcement of its purported annexation of four Ukrainian regions on the valuation of ADM’s assets in those regions and concluded that the assets are appropriately valued. As the conflict in Ukraine evolves, the Company will continue to review the valuation of these assets and make any required adjustments, which are not expected to be material to the Company’s consolidated financial statements.

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

Effective January 1, 2023, the Company adopted the amended guidance of ASC Subtopic 405-50, Liabilities - Supplier Finance Programs, which enhances the transparency of supplier finance programs. The amended guidance requires an entity (buyer) in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ADM has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded that its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP continue to be classified in current liabilities in the Company’s consolidated balance sheet and in operating activities in its consolidated statement of cash flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 90 days of the invoice date. As of September 30, 2023 and December 31, 2022, the Company’s outstanding payment obligations that suppliers had elected to sell to the financial institutions were $313 million and $196 million, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 3.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $174 million and $552 million for the three and nine months ended September 30, 2023, respectively, and $227 million and $611 million for the three and nine months ended September 30, 2022, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services that the Company has yet to provide. Contract liabilities of $411 million and $694 million as of September 30, 2023 and December 31, 2022, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Revenues recognized from the December 31, 2022 contract liabilities were $21 million and $694 million for the three and nine months ended September 30, 2023, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$980	$174	$1,154	$9,044	$10,198
Crushing	118	—	118	3,234	3,352
Refined Products and Other	527	—	527	2,402	2,929
Total Ag Services and Oilseeds	1,625	174	1,799	14,680	16,479
Carbohydrate Solutions
Starches and Sweeteners	1,831	—	1,831	617	2,448
Vantage Corn Processors	877	—	877	—	877
Total Carbohydrate Solutions	2,708	—	2,708	617	3,325
Nutrition
Human Nutrition	900	—	900	—	900
Animal Nutrition	884	—	884	—	884
Total Nutrition	1,784	—	1,784	—	1,784

Other Business	107	—	107	—	107
Total Revenues	$6,224	$174	$6,398	$15,297	$21,695

	Nine Months Ended September 30, 2023
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$3,068	$552	$3,620	$31,639	$35,259
Crushing	341	—	341	10,174	10,515
Refined Products and Other	1,730	—	1,730	7,398	9,128
Total Ag Services and Oilseeds	5,139	552	5,691	49,211	54,902
Carbohydrate Solutions
Starches and Sweeteners	5,787	—	5,787	1,873	7,660
Vantage Corn Processors	2,583	—	2,583	—	2,583
Total Carbohydrate Solutions	8,370	—	8,370	1,873	10,243
Nutrition
Human Nutrition	2,802	—	2,802	—	2,802
Animal Nutrition	2,688	—	2,688	—	2,688
Total Nutrition	5,490	—	5,490	—	5,490

Other Business	322	—	322	—	322
Total Revenues	$19,321	$552	$19,873	$51,084	$70,957

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

	Three Months Ended September 30, 2022
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from the sale of commodities, from service fees for the transportation of goods, from the sale of products manufactured in its global processing facilities, and from its structured trade finance activities. Revenue is measured based on the consideration specified in the contract. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price, which may include freight or other contractually specified cost components. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20. The Company engages in various structured trade finance activities to leverage its global trade flows whereby the Company obtains letters of credit (LCs) to guarantee payments on both global purchases and sales of grain. LCs guaranteeing payment on grain sales are sold on a non-recourse basis with no continuing involvement. The Company earns returns from the difference in interest rates between the LCs that guarantee payment on the underlying purchases and sales of grain given the differing risk profiles of the underlying transactions. The net return related to structured trade finance activities is included in revenue and is not significant for the three and nine months ended September 30, 2023 and 2022.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 4.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	Fair Value Measurements at September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,172	$2,872	$6,044
Unrealized derivative gains:
Commodity contracts	—	873	890	1,763
Foreign currency contracts	—	287	—	287
Cash equivalents	366	—	—	366
Segregated investments	1,969	—	—	1,969
Total Assets	$2,335	$4,332	$3,762	$10,429

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$703	$549	$1,252
Foreign currency contracts	—	119	—	119
Inventory-related payables	—	1,070	87	1,157
Total Liabilities	$—	$1,892	$636	$2,528

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

The debt conversion option was the equity linked embedded derivative related to the exchangeable bonds. The fair value of the embedded derivative was included in long-term debt, with changes in fair value recognized as interest, and was valued with the assistance of a third-party pricing service (a level 3 measurement).

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2023.

	Level 3 Fair Value Asset Measurements at
	September 30, 2023
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)
Balance, June 30, 2023	$2,859	$886	$3,745
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	135	330	465
Purchases	6,615	—	6,615
Sales	(6,539)	—	(6,539)
Settlements	—	(356)	(356)
Transfers into Level 3	336	49	385
Transfers out of Level 3	(534)	(19)	(553)
Ending balance, September 30, 2023	$2,872	$890	$3,762

* Includes increase in unrealized gains of $438 million relating to Level 3 assets still held at September 30, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2023.

	Level 3 Fair Value Liability Measurements at
	September 30, 2023
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, June 30, 2023	$65	$791	$856
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(3)	290	287
Purchases	29	—	29
Settlements	—	(529)	(529)
Transfers into Level 3	—	10	10
Transfers out of Level 3	(4)	(13)	(17)
Ending balance, September 30, 2023	$87	$549	$636

* Includes increase in unrealized losses of $297 million relating to Level 3 liabilities still held at September 30, 2023.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023.

	Level 3 Fair Value Asset Measurements at
	September 30, 2023
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2022	$2,760	$541	$3,301
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	499	1,282	1,781
Purchases	25,190	—	25,190
Sales	(25,439)	—	(25,439)
Settlements	(4)	(1,195)	(1,199)
Transfers into Level 3	1,488	339	1,827
Transfers out of Level 3	(1,622)	(77)	(1,699)
Ending balance, September 30, 2023	$2,872	$890	$3,762

* Includes increase in unrealized gains of $1.8 billion relating to Level 3 assets still held at September 30, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023.

	Level 3 Fair Value Liability Measurements at
	September 30, 2023
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2022	$89	$603	$6	$698
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(1)	1,068	(6)	1,061
Purchases	36	—	—	36
Settlements	(34)	(1,236)	—	(1,270)
Transfers into Level 3	1	135	—	136
Transfers out of Level 3	(4)	(21)	—	(25)
Ending balance, September 30, 2023	$87	$549	$—	$636

* Includes increase in unrealized losses of $1.1 billion relating to Level 3 liabilities still held at September 30, 2023.

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

	Level 3 Fair Value Liability Measurements at
	September 30, 2022
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2021	$106	$815	$15	$936
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(1)	2,060	(12)	2,047
Purchases	176	—	—	176
Sales	(61)	—	—	(61)
Settlements	—	(2,363)	—	(2,363)
Transfers into Level 3	—	379	—	379
Transfers out of Level 3	—	(182)	—	(182)
Ending balance, September 30, 2022	$220	$709	$3	$932

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Fair Value Measurements (Continued)
The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2023 and December 31, 2022. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of September 30, 2023 is a weighted average 28.1% of the total price for assets and 47.3% of the total price for liabilities.

	Weighted Average % of Total Price
	September 30, 2023		December 31, 2022
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	28.1%	47.3%	19.4%	15.2%
Transportation cost	19.5%	—%	10.5%	—%

Commodity Derivative Contracts
Basis	36.6%	30.4%	22.7%	26.5%
Transportation cost	12.0%	21.5%	13.5%	3.7%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$191	$119	$154	$275
Commodity Contracts	1,747	1,252	1,337	1,248
Debt Conversion Option	—	—	—	6
Total	$1,938	$1,371	$1,491	$1,529

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2023 and 2022.

			Other (income) expense - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended September 30, 2023
Consolidated Statement of Earnings	$21,695	$19,885	$(35)	$155

Pre-tax gains (losses) on:
Foreign Currency Contracts	$1	$(38)	$96	$—
Commodity Contracts	—	168	—	—
Total gain (loss) recognized in earnings	$1	$130	$96	$—	$227

Three Months Ended September 30, 2022
Consolidated Statement of Earnings	$24,683	$22,872	$(67)	$97

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(5)	$6	$151	$—
Commodity Contracts	—	134	—	—
Debt Conversion Option	—	—	—	8
Total gain (loss) recognized in earnings	$(5)	$140	$151	$8	$294

			Other (income) expense - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Nine Months Ended September 30, 2023
Consolidated Statement of Earnings	$70,957	$65,184	$(116)	$482

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(25)	$210	$123	$—
Commodity Contracts	—	643	—	—
Debt Conversion Option	—	—	—	6
Total gain (loss) recognized in earnings	$(25)	$853	$123	$6	$957

Nine Months Ended September 30, 2022
Consolidated Statement of Earnings	$75,617	$69,809	$(183)	$262

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(30)	$354	$414	$—
Commodity Contracts	—	95	—	—
Debt Conversion Option	—	—	—	12
Total gain (loss) recognized in earnings	$(30)	$449	$414	$12	$845

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

Derivatives Designated as Cash Flow and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of September 30, 2023 and December 31, 2022.

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

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 65 million bushels of corn per month. During the past 12 months, the Company hedged between 17% and 34% of its monthly grind. At September 30, 2023, the Company had designated hedges representing between 5% and 31% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol.  During the past 12 months and as of September 30, 2023, the Company had no hedges related to ethanol sales under these programs.

The Company uses futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 61% and 89% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At September 30, 2023, the Company had designated hedges representing between 32% and 61% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 70% and 85% of the anticipated monthly natural gas consumption at the designated facilities. At September 30, 2023, the Company had designated hedges representing between 37% and 56% of the anticipated monthly natural gas consumption over the next 12 months.

As of September 30, 2023 and December 31, 2022, the Company had after-tax gains of $14 million and after-tax losses of $17 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $14 million of the September 30, 2023 after-tax gains in its consolidated statement of earnings during the next 12 months.

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

Foreign Currency Contracts
The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $0.8 billion as of September 30, 2023 and December 31, 2022, and foreign exchange forwards with an aggregate notional amount of $2.7 billion and $2.5 billion as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company had after-tax gains of $90 million and $79 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Commodity Contracts	$16	$—	$—	$20
Foreign Currency Contracts	96	—	104	$—
Interest Rate Contracts	—	—	109	—
Total	$112	$—	$213	$20

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and nine months ended September 30, 2023 and 2022.

		Cost of products sold
(In millions)	Revenues
Three Months Ended September 30, 2023
Consolidated Statement of Earnings	$21,695	$19,885

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$(132)
Total gain (loss) recognized in earnings	$—	$(132)	$(132)

Three Months Ended September 30, 2022
Consolidated Statement of Earnings	$24,683	$22,872

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$117
Interest Contracts	1	—
Total gain (loss) recognized in earnings	$1	$117	$118

		Cost of products sold
(In millions)	Revenues
Nine Months Ended September 30, 2023
Consolidated Statement of Earnings	$70,957	$65,184

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$(277)
Total gain (loss) recognized in earnings	$—	$(277)	$(277)

Nine Months Ended September 30, 2022
Consolidated Statement of Earnings	$75,617	$69,809

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$365
Interest Contracts	1	—
Total gain (loss) recognized in earnings	$1	$365	$366

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Derivative Instruments and Hedging Activities (Continued)
Other Net Investment Hedging Strategies

The Company has designated €0.7 billion and €1.3 billion of its outstanding long-term debt and commercial paper borrowings at September 30, 2023 and December 31, 2022, respectively, as hedges of its net investment in a foreign subsidiary. As of September 30, 2023 and December 31, 2022, the Company had after-tax gains of $240 million and $228 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	September 30,	December 31,
	2023	2022
	(In millions)
Unrealized gains on derivative contracts	$2,050	$1,704
Margin deposits and grain accounts	675	723
Customer omnibus receivable	1,021	1,309
Financing receivables - net (1)	215	235
Insurance premiums receivable	39	54
Prepaid expenses	614	443
Biodiesel tax credit	271	68
Tax receivables	315	616
Non-trade receivables	352	361
Other current assets	66	153
	$5,618	$5,666

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $3 million at September 30, 2023 and December 31, 2022. Interest earned on financing receivables of $4 million and $14 million for the three and nine months ended September 30, 2023, respectively, and $3 million and $11 million for the three and nine months ended September 30, 2022, respectively, is included in interest and investment income in the consolidated statements of earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	September 30,	December 31,
	2023	2022
	(In millions)

Unrealized losses on derivative contracts	$1,371	$1,543
Accrued compensation	387	475
Income tax payable	234	248
Other taxes payable	185	136
Insurance claims payable	78	223
Contract liability	411	694
Other accruals and payables	1,475	1,476
	$4,141	$4,795

Note 8.    Debt and Financing Arrangements

On April 3, 2023, the Company issued $500 million aggregate principal amount of 4.500% Notes due August 15, 2033. Net proceeds before expenses were $493 million.

In June 2023, the Company redeemed €600 million aggregate principal amount of 1.750% Notes due 2023.

In August 2023, the Company redeemed $300 million aggregate principal amount of zero coupon exchangeable bonds due 2023.

During the nine months ended September 30, 2023, Archer Daniels Midland Singapore, Pte. Ltd., a wholly-owned subsidiary of the Company, increased its revolving credit facility from $500 million to $750 million. The facility is used to finance working capital requirements and for general corporate purposes.

At September 30, 2023, the fair value of the Company’s long-term debt was below the carrying value by $0.7 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At September 30, 2023, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $13.5 billion, of which $11.7 billion was unused. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $10 million of commercial paper outstanding at September 30, 2023.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $3.0 billion in funding resulting from the sale of accounts receivable with $1.3 billion unused capacity as of September 30, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 9.    Income Taxes

The Company’s effective tax rate was 20.1% and 17.9% for the three and nine months ended September 30, 2023, respectively, compared to 15.7% and 16.9% for the three and nine months ended September 30, 2022, respectively. The increase in the rate was primarily due to the change in the geographic mix of forecasted pretax earnings.

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

The Company’s subsidiary in Argentina, ADM Agro SRL (formerly ADM Argentina SA and Alfred C. Toepfer Argentina SRL), received tax assessments challenging transfer prices used to price grain exports for the tax years 1999 through 2011, 2014 and 2015. As of September 30, 2023, these assessments totaled $3 million in tax and up to $13 million in interest (adjusted for variation in currency exchange rates). The Argentine tax authorities conducted a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities resulting in allegations of income tax evasion. The Company strongly believes it has complied with all Argentine tax laws. Currently the Company is under audit for fiscal years 2016 to 2017. While the statute of limitations has expired for tax years 2012 and 2013, the Company cannot rule out receiving additional assessments challenging transfer prices used to price grain exports for years subsequent to 2015. The Company believes it has appropriately evaluated the transactions underlying these assessments, and has concluded, based on Argentine tax law, that its tax position is more likely than not to be sustained based upon its technical merits, and accordingly, has not recorded a tax liability for these assessments. The Company intends to vigorously defend its position against any assessments.
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of September 30, 2023, this assessment was $86 million in tax and $32 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation. During the second quarter of 2021, the third party expert issued a final valuation. On September 30, 2022, the court issued a ruling consistent with the valuation report, and the Dutch tax authorities have filed an appeal. During the quarter ended March 31, 2023, ADM filed a cross-appeal. As of September 30, 2023, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10.     Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2023 and the reclassifications out of AOCI for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at June 30, 2023	$(2,402)	$39	$(63)	$(7)	$(2,433)
Other comprehensive income (loss) before reclassifications	(393)	(4)	3	5	(389)
Gain (loss) on net investment hedges	149	—	—	—	149
Amounts reclassified from AOCI	—	132	(3)	—	129
Tax effect	(36)	(28)	(3)	—	(67)
Net of tax amount	(280)	100	(3)	5	(178)
Balance at September 30, 2023	$(2,682)	$139	$(66)	$(2)	$(2,611)

	Nine months ended September 30, 2023
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2022	$(2,622)	$148	$(22)	$(13)	$(2,509)
Other comprehensive income (loss) before reclassifications	(71)	(290)	6	13	(342)
Gain (loss) on net investment hedges	19	—	—	—	19
Amounts reclassified from AOCI	—	277	(38)	—	239
Tax effect	(8)	4	(12)	(2)	(18)
Net of tax amount	(60)	(9)	(44)	11	(102)
Balance at September 30, 2023	$(2,682)	$139	$(66)	$(2)	$(2,611)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 10.     Accumulated Other Comprehensive Income (Continued)

	Amount reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2023	2022	2023	2022
	(In millions)
Deferred loss (gain) on hedging activities
	$—	$(1)	$—	$(1)	Revenues
	132	(117)	277	(365)	Cost of products sold
	132	(118)	277	(366)	Total before tax
	(29)	17	(55)	69	Tax
	$103	$(101)	$222	$(297)	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service loss (credit)	$(4)	$(10)	$(21)	$(114)	Other (income) expense-net
Actuarial losses	1	10	(17)	137	Other (income) expense-net
	(3)	—	(38)	23	Total before tax
	(3)	—	(12)	(8)	Tax
	$(6)	$—	$(50)	$15	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 11.    Other (Income) Expense - Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In millions)
Gains on sales of assets	$(1)	$(35)	$(33)	$(40)
Other – net	(34)	(32)	(83)	(143)
Other (Income) Expense - Net	$(35)	$(67)	$(116)	$(183)

Gains on sales of assets in the three and nine months ended September 30, 2023 and 2022 consisted of gains on sales of certain assets and disposals of individually insignificant assets in the ordinary course of business.
Other - net in the three and nine months ended September 30, 2023 included the non-service components of net pension benefit income of $4 million and $13 million, respectively, net foreign exchange gains, and net other income. Other - net in the three and nine months ended September 30, 2022 included the non-service components of net pension benefit income of $7 million and $19 million, respectively, net foreign exchange gains, and net other income. Also included in Other - net in the nine months ended September 30, 2022 was a $50 million payment from the USDA Biofuel Producer Recovery Program.

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

Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include unallocated corporate expenses, interest cost net of interest income, and revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies.

For more information about the Company’s business segments, refer to Note 17 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Gross revenues
Ag Services and Oilseeds	$17,643	$20,238	$58,421	$61,838
Carbohydrate Solutions	3,484	4,070	11,579	12,750
Nutrition	1,851	1,900	5,721	5,921
Other Business	107	97	322	305
Intersegment elimination	(1,390)	(1,622)	(5,086)	(5,197)
Total gross revenues	$21,695	$24,683	$70,957	$75,617

Intersegment sales
Ag Services and Oilseeds	$1,164	$1,097	$3,519	$3,015
Carbohydrate Solutions	159	489	1,336	2,052
Nutrition	67	36	231	130
Total intersegment sales	$1,390	$1,622	$5,086	$5,197

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$10,198	$12,537	$35,259	$38,717
Crushing	3,352	3,220	10,515	9,804
Refined Products and Other	2,929	3,384	9,128	10,302
Total Ag Services and Oilseeds	16,479	19,141	54,902	58,823
Carbohydrate Solutions
Starches and Sweeteners	2,448	2,680	7,660	7,697
Vantage Corn Processors	877	901	2,583	3,001
Total Carbohydrate Solutions	3,325	3,581	10,243	10,698
Nutrition
Human Nutrition	900	906	2,802	2,884
Animal Nutrition	884	958	2,688	2,907
Total Nutrition	1,784	1,864	5,490	5,791

Other Business	107	97	322	305
Total revenues from external customers	$21,695	$24,683	$70,957	$75,617

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 12.    Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Segment operating profit
Ag Services and Oilseeds	$848	$1,075	$3,112	$3,202
Carbohydrate Solutions	460	309	1,036	1,099
Nutrition	138	177	468	605
Other Business	46	18	229	78
Specified Items:
Gain (loss) on sales of assets(1)	(2)	29	10	30
Impairment and restructuring charges and settlement contingencies(2)	(69)	(49)	(190)	(76)
Total segment operating profit	1,421	1,559	4,665	4,938
Corporate	(390)	(329)	(1,105)	(918)
Earnings before income taxes	$1,031	$1,230	$3,560	$4,020

(1) Consists of gains (losses) related to the sale of certain assets in all periods presented.
(2) Current quarter and year-to-date charges were related to the impairment of certain long-lived assets and intangibles and restructuring, partially offset by a contingency loss adjustment. Also included in the current year-to-date is a contingent loss provision related to import duties. Prior-year quarter and year-to-date charges were related to the impairment of certain assets, restructuring, and a contingency/settlement.

Note 13.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three and nine months ended September 30, 2023 consisted of impairments related to certain long-lived assets and intangibles of $74 million and $120 million, respectively, and restructuring charges of $3 million and $21 million, respectively, presented as specified items within segment operating profit, and restructuring charges in Corporate of $2 million and $5 million, respectively. Intangibles impairments in the three and nine months ended September 30, 2023 of $37 million and $62 million, respectively, was primarily related to discontinued animal nutrition trademarks in the Nutrition segment.

Asset impairment, exit, and restructuring costs in the three and nine months ended September 30, 2022 consisted of impairments related to certain long-lived assets of $16 million and $20 million, respectively, and restructuring charges of $12 million and $12 million, respectively, presented as specified items within segment operating profit, and a restructuring adjustment in Corporate of $2 million in the nine months ended September 30, 2022.

Note 14.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.9 billion for the accounts receivable transferred. The First Program terminates on May 17, 2024, unless extended.
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 14.     Sale of Accounts Receivable (Continued)
Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At September 30, 2023 and December 31, 2022, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of September 30, 2023 and December 31, 2022, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $1.7 billion and $2.6 billion, respectively. Total receivables sold were $41.2 billion and $42.9 billion for the nine months ended September 30, 2023 and 2022, respectively. Cash collections from customers on receivables sold were $40.7 billion and $42.1 billion for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, receivables pledged as collateral to the Purchasers was $1.3 billion and $0.6 billion, respectively.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $11 million and $45 million for the three and nine months ended September 30, 2023, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2022, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

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
•the announcement in June 2023 of the opening of a new Customer Creation and Innovation Center in Manchester, England, serving as a United Kingdom (UK) hub for food innovation and building upon ADM’s strong presence in the UK and;
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

While the Company’s Ukraine and Russian operations have historically represented less than 0.2% of consolidated revenues, the direct and indirect impacts of the ongoing military action could negatively affect ADM’s future operating results. The conflict in Ukraine has created disruptions in global supply chains and has created dislocations of key agricultural commodities. The indirect impact of these dislocations on the Company’s operating results will be a function of a number of variables including supply and demand responses from the rest of the world as well as the length of the conflict and the condition of the agricultural industry and export infrastructure after the conflict ends. The Black Sea Grain Initiative, an agreement that allowed Ukraine to export grain and other food products, expired on July 17, 2023. In September 2023, a new alternative shipping corridor in the Black Sea took effect with Ukraine setting up temporary route from ports in Greater Odessa. For more information, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

As of September 30, 2023, ADM’s assets in Ukraine consisted primarily of current assets that were less than 1% of the Company’s total current assets and an immaterial amount of non-current assets. Of the total current assets in Ukraine, the majority related to inventories that represented less than 1% of ADM’s total inventories.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Three Months Ended September 30, 2023

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, supply has been impacted by market dislocations driven by geopolitical uncertainty, longer Brazilian export season, and low North American water levels. Crushing was impacted by renewable fuel demand, adequate crop supplies, and protein consumption around the globe. In Refined Products and Other, margins were driven by renewable fuel demand and biodiesel market volatility. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Ethanol’s extremely favorable price as an oxygenate relative to competing petroleum-based oxygenates supported demand. Discretionary blending was supported by the ethanol blend economics on the domestic front. The U.S. remained as the main supplier for ethanol exports as the world dynamics for sugar shifted Brazil to favor sugar production over ethanol. In Nutrition, demand was softer in a few food and beverage product categories. Human Nutrition was impacted by inflation which drove lower demand especially in higher priced product categories in the food, beverage, and dietary supplement segment and impacted volumes in flavors, flavor systems, emulsifiers, bioactives, and alternative proteins. In Animal Nutrition, amino acids margins were pressured due to competition returning to the market and production cost inflation. Results were also adversely affected by weak demand in other product lines due to decreased market for feed, particularly in North America and Europe, Middle East, and Africa (EMEA), and animal disease impacts on farms, and some premix and additives customers cutting products out of formulation due to increased ingredient, freight, and energy costs. Increased competition in Latin America also contributed to the weak demand in that region.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net earnings attributable to controlling interests decreased $0.2 billion from $1.0 billion to $0.8 billion. Segment operating profit decreased $0.1 billion from $1.6 billion to $1.4 billion and included a net charge of $71 million consisting of asset impairment and restructuring charges and a contingency loss adjustment totaling $69 million and a loss on the sale of certain assets of $2 million. Included in segment operating profit in the prior-year quarter was a net charge of $20 million consisting of charges totaling $49 million related to the impairment of certain assets, restructuring, and a contingency/settlement, partially offset by gains on the sale of certain assets of $29 million. Adjusted segment operating profit (a non-GAAP measure) decreased $0.1 billion to $1.5 billion due primarily to lower results in Wilmar, Crushing, Ag Services, and Nutrition, partially offset by higher results in Carbohydrate Solutions, Refined Products and Other, and Other Business. Corporate results in the current quarter were a net charge of $390 million. Corporate results in the prior-year quarter were a net charge of $329 million and included a mark-to-market gain of $8 million on the conversion option of the exchangeable bonds issued in August 2020.

Income tax expense increased $14 million to $207 million. The effective tax rate for the quarter ended September 30, 2023 was 20.1% compared to 15.7% for the quarter ended September 30, 2022. The increase in the rate was primarily due to changes in the geographic mix of forecasted pretax earnings.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	September 30,
(In thousands)	2023	2022	Change
Oilseeds	8,648	7,688	960
Corn	4,507	4,381	126
Total	13,155	12,069	1,086

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds processed volumes was primarily related to improved crush rates in the current quarter compared to decreased crush rates in the prior-year quarter resulting from the decline in canola crop due to the drought condition in North America and a temporarily idled facility in Paraguay due to reduced crop. The overall increase in corn processed volumes was related to higher grind for fuel alcohol, partially offset by lower export volumes for amino acids and unplanned downtime from the recent Decatur, Illinois incident.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues by segment for the quarter are as follows:

	Three Months Ended
	September 30,
	2023	2022	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$10,198	$12,537	$(2,339)
Crushing	3,352	3,220	132
Refined Products and Other	2,929	3,384	(455)
Total Ag Services and Oilseeds	16,479	19,141	(2,662)

Carbohydrate Solutions
Starches and Sweeteners	2,448	2,680	(232)
Vantage Corn Processors	877	901	(24)
Total Carbohydrate Solutions	3,325	3,581	(256)

Nutrition
Human Nutrition	900	906	(6)
Animal Nutrition	884	958	(74)
Total Nutrition	1,784	1,864	(80)

Other Business	107	97	10
Total	$21,695	$24,683	$(2,988)

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

Revenues decreased $3.0 billion to $21.7 billion due to lower sales prices ($4.2 billion), partially offset by higher sales volumes ($1.2 billion). Lower sales prices of oils, corn, soybeans, biodiesel, farming materials, wheat, canola seed, and meal and lower sales volumes of corn and milled rice, were partially offset by higher sales volumes of biodiesel, meal, oils, soybeans, canola seed, and farming materials. Ag Services and Oilseeds revenues decreased 14% to $16.5 billion due to lower sales prices ($4.3 billion), partially offset by higher sales volumes ($1.6 billion). Carbohydrate Solutions revenues decreased 7% to $3.3 billion due to lower sales volumes ($0.2 billion). Nutrition revenues decreased 4% to $1.8 billion due to lower sales volumes ($0.2 billion), partially offset by higher sales prices ($0.1 billion).

Cost of products sold decreased $3.0 billion to $19.9 billion due principally to lower average commodity costs. Manufacturing expenses increased $19 million to $1.8 billion due principally to increases in salaries and benefit costs and commercial service fees, partially offset by decreases in maintenance expenses and operating supplies.

Foreign currency translation increased revenues and cost of products sold by $0.3 billion.

Gross profit was unchanged at $1.8 billion. Higher results in Carbohydrate Solutions ($139 million) and Refined Products and Other ($34 million) were offset by lower results in Ag Services ($71 million), Human Nutrition ($63 million), and Crushing ($55 million). These factors are explained in the segment operating profit discussion on page 43.

Selling, general, and administrative expenses decreased $3 million to $815 million due primarily to lower provisions for bad debt, partially offset by higher salaries and benefit costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Asset impairment, exit, and restructuring costs increased $51 million to $79 million. Charges in the current quarter consisted of $74 million of impairments related to certain long-lived assets and intangibles and $3 million of restructuring, presented as specified items within segment operating profit, and restructuring of $2 million in Corporate. Intangibles impairments in the current quarter of $37 million was related to discontinued animal nutrition trademarks in the Nutrition segment. Charges in the prior-year quarter consisted of $16 million of impairments related to long-lived assets and $12 million of restructuring, presented as specified items within segment operating profit.

Equity in earnings of unconsolidated affiliates decreased $127 million to $83 million due primarily to lower earnings from the Company’s investments in Wilmar and Skyland Grain, LLC.

Interest and investment income increased $67 million to $152 million due primarily to higher interest income driven by higher interest rates.

Interest expense increased $58 million to $155 million due primarily to increased short-term rates on customer deposit balances in ADM Investor Services and on the Company’s commercial paper borrowing programs. Interest expense in the prior-year quarter also included a mark-to-market gain adjustment of $8 million related to the conversion option of the exchangeable bonds issued in August 2020.

Other income-net decreased $32 million to $35 million. Income in the current quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and net foreign exchange gains, and net other income. Income in the prior-year quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and net foreign exchange gains.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	September 30,
Segment Operating Profit (Loss)	2023	2022	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$226	$292	$(66)
Crushing	250	346	(96)
Refined Products and Other	337	295	42
Wilmar	35	142	(107)
Total Ag Services and Oilseeds	848	1,075	(227)

Carbohydrate Solutions
Starches and Sweeteners	395	327	68
Vantage Corn Processors	65	(18)	83
Total Carbohydrate Solutions	460	309	151

Nutrition
Human Nutrition	118	146	(28)
Animal Nutrition	20	31	(11)
Total Nutrition	138	177	(39)

Other Business	46	18	28

Specified Items:
Gain (loss) on sales of assets and businesses	(2)	29	(31)
Impairment, restructuring, and settlement charges, net of a contingency adjustment	(69)	(49)	(20)
Total Specified Items	(71)	(20)	(51)

Total Segment Operating Profit	$1,421	$1,559	$(138)

Adjusted Segment Operating Profit(1)	$1,492	$1,579	$(87)

Segment Operating Profit	$1,421	$1,559	$(138)
Corporate	(390)	(329)	(61)
Earnings Before Income Taxes	$1,031	$1,230	$(199)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit decreased 21%. Ag Services results were lower than the strong third quarter of 2022. South American origination results were higher year-over-year, as the business delivered significantly higher volumes and margins on strong export demand. Results for North America origination were lower year-over-year, driven by shift of exports to South America. Effective risk management and higher volumes and margins in global trade led to strong results, however, lower year-over-year. The current quarter also included a $48 million insurance settlement related to damages from Hurricane Ida. Crushing results were lower than the prior-year’s record third quarter. Global soy crush margins remained robust, but lower than the strong levels of the prior-year quarter. In EMEA, the business continued to optimize its flex capacity to higher margin softseeds, in-line with market opportunities. Positive mark-to-market timing effects contributed to the current quarter’s results, however, lower than the net positive impacts from the prior-year quarter. Refined Products and Other results were higher than the prior-year quarter. EMEA results were higher year-over-year as strong export demand for biodiesel and domestic demand for food oil supported higher margins. Additionally, net positive mark-to-market timing effects that are expected to reverse as contracts execute in future periods contributed to the current quarter’s results. Equity earnings from Wilmar were significantly lower versus the third quarter of 2022.

Carbohydrate Solutions operating profit increased 49%. Starches and Sweeteners results, including ethanol production from the wet mills, were higher year-over-year on a steady demand environment. North America starches and sweeteners delivered higher margins on similar volumes versus the prior-year quarter and capitalized on a strong ethanol backdrop. The global wheat milling business posted higher margins on similar volumes, supported by steady customer demand. Vantage Corn Processors results were significantly higher year-over-year as the business executed on a robust demand and margin environment for ethanol.

Nutrition operating profit decreased 22%. Human Nutrition results were lower than the third quarter of 2022. Flavors results were substantially higher than the prior-year quarter, driven by pricing actions in EMEA and strong win rates pipeline in North America. Specialty Ingredients results were lower year-over-year due to continued lower market demand for plant-based proteins in meat alternatives, inventory adjustments, and unplanned downtime resulting from the recent Decatur, Illinois incident. In Health and Wellness, a favorable impact related to a revised commercial agreement as well as stronger probiotics sales, led to higher results versus the prior-year quarter. Animal Nutrition results were lower compared to the same quarter last year due to lower contributions from amino acids and persistent demand fulfillment challenges in pet solutions, partially offset by cost management optimization actions and improving volumes.

Other Business operating profit increased $28 million. Higher net interest income drove improved earnings in ADM Investor Services. Captive insurance results were lower on higher claim settlements, partially offset by premiums from new programs.

Corporate results for the quarter are as follows:

	Three Months Ended
	September 30,
	2023	2022	Change
	(In millions)
Interest expense-net	$(98)	$(76)	$(22)
Unallocated corporate costs	(298)	(251)	(47)
Expenses related to acquisitions	(3)	—	(3)
Gain on debt conversion option	—	8	(8)
Restructuring charges	(2)	—	(2)
Other income	11	(10)	21
Total Corporate	$(390)	$(329)	$(61)

Corporate results were a net charge of $390 million in the current quarter compared to a net charge of $329 million in the prior-

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
year quarter. Interest expense-net increased $22 million due primarily to increased short-term rates on the Company’s commercial paper borrowing programs. Unallocated corporate costs increased $47 million due primarily to higher information technology costs. Gain on debt conversion option in the prior-year quarter was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current quarter included foreign exchange gains and the non-service components of net pension benefit income of $4 million, partially offset by railroad maintenance expenses of $26 million. Other expense in the prior-year quarter included railroad maintenance expenses of $32 million, partially offset by the non-service components of net pension benefit income of $7 million and foreign exchange gains.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the three months ended September 30, 2023 and 2022.

	Three months ended September 30,
	2023		2022
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	540		563

Net earnings and reported EPS (fully diluted)	$821	$1.52	$1,031	$1.83
Adjustments:
Loss (gain) on sales of assets and businesses - net of tax of $0 million in 2023 and $7 million in 2022 (1)	2	—	(22)	(0.04)
Gain on debt conversion option - net of tax of $0 (1)	—	—	(8)	(0.01)
Impairment, restructuring, and settlement charges, net of a contingency adjustment - net of tax of $17 million in 2023 and $9 million in 2022 (1)	54	0.10	40	0.07
Expenses related to acquisitions - net of tax of $0 million (1)	3	0.01	—	—
Certain discrete tax adjustments	—	—	7	0.01
Total adjustments	59	0.11	17	0.03
Adjusted net earnings and adjusted EPS	$880	$1.63	$1,048	$1.86

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the three months ended September 30, 2023 and 2022.

	Three months ended
	September 30,
(In millions)	2023	2022	Change
Earnings before income taxes	$1,031	$1,230	$(199)
Interest expense	97	97	—
Depreciation and amortization	261	260	1
(Gain) loss on sales of assets and businesses	2	(29)	31
Expenses related to acquisitions	3	—	3
Railroad maintenance expenses	26	32	(6)
Impairment, restructuring, and settlement charges, net of a contingency adjustment	71	49	22
Adjusted EBITDA	$1,491	$1,639	$(148)

	Three months ended
	September 30,
(In millions)	2023	2022	Change
Ag Services and Oilseeds	$937	$1,166	$(229)
Carbohydrate Solutions	538	391	147
Nutrition	205	242	(37)
Other Business	44	35	9
Corporate	(233)	(195)	(38)
Adjusted EBITDA	$1,491	$1,639	$(148)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Nine Months Ended September 30, 2023

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, supply has been impacted by market dislocations driven by geopolitical uncertainty, record world soybean production, and extreme drought conditions in Argentina. Inflationary pressures impacted the entire value chain. Crushing was impacted by sustainable biofuel demand and protein consumption around the globe. In Refined Products and Other, margins were driven by strong oil demand and elevated oil values that were supported by biofuels demand, driven by favorable blend economics due to historically low distillate levels. Mediocre growth in mandated renewable volume obligations for 2023 to 2025 drove further market volatility. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Industry ethanol inventories were restrained as production slowed due to seasonal maintenance at processing plants and strong domestic demand heading into the summer driving season. Solid export demand for ethanol supported the improved balance between supply and demand. In Nutrition, demand was softer in a few food and beverage product categories. Human Nutrition was impacted by inflation which drove lower demand especially in higher priced product categories in the food, beverage, and dietary supplement segment and impacted volumes in flavors, flavor systems, emulsifiers, bioactives, and alternative proteins. In Animal Nutrition, amino acids margins were pressured due to competition returning to the market and production cost inflation. Results were also adversely affected by weak demand in other product lines due to decreased market for feed, particularly in North America and EMEA, and animal disease impacts on farms, and some premix and additives customers cutting products out of formulation due to increased ingredient, freight, and energy costs. Increased competition in Latin America also contributed to the weak demand in that region.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net earnings attributable to controlling interests decreased $0.4 billion to $2.9 billion. Segment operating profit decreased $0.3 billion to $4.7 billion and included a net charge of $180 million consisting of asset impairment and restructuring charges and contingency provisions totaling $190 million and a gain on the sale of certain assets of $10 million. Included in segment operating profit in the prior period was a net charge of $46 million consisting of charges totaling $76 million related to the impairment of certain assets, restructuring, and a contingency/settlement, partially offset by gains on the sale of certain assets of $30 million. Adjusted segment operating profit (a non-GAAP measure) decreased $0.1 billion to $4.8 billion due primarily to lower results in Crushing, Wilmar, Nutrition, Carbohydrate Solutions, and Ag Services, partially offset by higher results in Refined Products and Other and Other Business. Corporate results in the current period were a net charge of $1.1 billion and included a mark-to-market gain of $6 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in the prior period were a net charge of $0.9 billion and included a mark-to-market gain of $12 million on the conversion option of the exchangeable bonds issued in August 2020.

Income taxes of $636 million decreased $43 million. The Company’s effective tax rate for the nine months ended September 30, 2023 was 17.9% compared to 16.9% for the nine months ended September 30, 2022. The increase in the rate was primarily due to changes in the geographic mix of forecasted pretax earnings.

Analysis of Statements of Earnings

Processed volumes by product for the nine months ended September 30, 2023 and 2022 are as follows (in metric tons):

	Nine Months Ended
	September 30,
(In thousands)	2023	2022	Change
Oilseeds	26,058	24,387	1,671
Corn	13,349	13,969	(620)
Total	39,407	38,356	1,051

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds processed volumes was primarily related to improved crush rates in the current period compared to decreased crush rates in the prior period resulting from the decline in global demand for rapeseed and the decline in canola crop due to the drought condition in North America and a temporarily idled facility in Paraguay due to reduced crop. The overall decrease in corn processed volumes was related to unplanned downtime from the recent Decatur, Illinois incident and due to the earthquake in Turkey and fire at the Cedar Rapids, Iowa dry mill.

Revenues by segment for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended
	September 30,
	2023	2022	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$35,259	$38,717	$(3,458)
Crushing	10,515	9,804	711
Refined Products and Other	9,128	10,302	(1,174)
Total Ag Services and Oilseeds	54,902	58,823	(3,921)

Carbohydrate Solutions
Starches and Sweeteners	7,660	7,697	(37)
Vantage Corn Processors	2,583	3,001	(418)
Total Carbohydrate Solutions	10,243	10,698	(455)

Nutrition
Human Nutrition	2,802	2,884	(82)
Animal Nutrition	2,688	2,907	(219)
Total Nutrition	5,490	5,791	(301)

Other Business	322	305	17
Total	$70,957	$75,617	$(4,660)

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

Revenues decreased $4.7 billion to $71.0 billion due to lower sales prices ($6.8 billion), partially offset by higher sales volumes ($2.1 billion). Lower sales prices of oils, soybeans, biodiesel, farming materials, and corn and lower sales volumes of corn, were partially offset by higher sales volumes of soybeans and biodiesel. Ag Services and Oilseeds revenues decreased 7% to $54.9 billion due to lower sales prices ($6.8 billion), partially offset by higher sales volumes ($2.9 billion). Carbohydrate Solutions revenues decreased 4% to $10.2 billion due to lower sales volumes ($0.1 billion) and lower sales prices ($0.4 billion). Nutrition revenues decreased 5% to $5.5 billion due to lower sales volumes ($0.7 billion), partially offset by higher sales prices ($0.4 billion).

Cost of products sold decreased $4.6 billion to $65.2 billion due principally to lower average commodity costs partially offset by higher manufacturing expenses. Manufacturing expenses increased $0.4 billion to $5.5 billion due principally to increases in energy costs, maintenance expenses, salaries and benefit costs, commercial service fees, and lease expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Foreign currency translation decreased revenues and cost of products sold by $74 million and $47 million, respectively.

Gross profit decreased $0.0 billion or 1% to $5.8 billion due principally to lower results in Crushing ($287 million) and Nutrition ($151 million), partially offset by higher results in Refined Products and Other ($364 million), Vantage Corn Processors ($19 million), and Ag Services ($18 million). These factors are explained in the segment operating profit discussion on page 50.

Selling, general, and administrative expenses increased $0.1 billion to $2.5 billion due primarily to higher salaries and benefit costs, increased expenses for contracted outside labor, and higher professional and financing fees, partially offset by decreased provisions for bad debt.

Asset impairment, exit, and restructuring costs increased $116 million to $146 million. Charges in the current period consisted of $120 million of impairments related to certain long-lived assets and intangibles and $21 million of restructuring, presented as specified items within segment operating profit, and $5 million of restructuring in Corporate. Intangibles impairments in the current period of $62 million was primarily related to discontinued animal nutrition trademarks in the Nutrition segment. Charges in the prior period consisted of $20 million of impairments related to certain long-lived assets and $12 million of restructuring, presented as specified items within segment operating profit, and a $2 million restructuring adjustment in Corporate.

Equity in earnings of unconsolidated affiliates decreased $198 million to $408 million due primarily to lower earnings from the Company’s investments in Wilmar, Skyland Grain, LLC, and Almidones Mexicanos S.A., partially offset by higher earnings from ADM’s investment in Olenex Sarl.

Interest and investment income increased $252 million to $428 million due primarily to higher interest income, partially offset by revaluation gains of $37 million in the prior period.

Interest expense increased $220 million to $482 million due primarily to increased short-term rates on customer deposit balances in ADM Investor Services and on the Company’s commercial paper borrowing programs and increased interest expense from new debt issuances. Interest expense in the current period also included a $6 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020 compared to a $12 million mark-to-market gain adjustment in the prior period.

Other income-net decreased $67 million to $116 million. Income in the current period included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and net foreign exchange gains. Income in the prior period included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, a $50 million payment from USDA Biofuel Producer Recovery Program, net foreign exchange gains, and net other income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended
	September 30,
Segment Operating Profit (Loss)	2023	2022	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$954	$957	$(3)
Crushing	900	1,242	(342)
Refined Products and Other	1,026	623	403
Wilmar	232	380	(148)
Total Ag Services and Oilseeds	3,112	3,202	(90)

Carbohydrate Solutions
Starches and Sweeteners	987	1,036	(49)
Vantage Corn Processors	49	63	(14)
Total Carbohydrate Solutions	1,036	1,099	(63)

Nutrition
Human Nutrition	440	470	(30)
Animal Nutrition	28	135	(107)
Total Nutrition	468	605	(137)

Other Business	229	78	151

Specified Items:
Gains on sales of assets and businesses	10	30	(20)
Impairment, restructuring, and settlement charges and contingency provisions	(190)	(76)	(114)
Total Specified Items	(180)	(46)	(134)

Total Segment Operating Profit	$4,665	$4,938	$(273)

Adjusted Segment Operating Profit(1)	$4,845	$4,984	$(139)

Segment Operating Profit	$4,665	$4,938	$(273)
Corporate	(1,105)	(918)	(187)
Earnings Before Income Taxes	$3,560	$4,020	$(460)

(1) Adjusted segment operating profit is segment operating profit excluding the above specified items.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit decreased 3%. Ag Services results were in-line with the prior period. In South American origination, effective risk management and higher export demand due to the record Brazilian soybean crop drove significantly higher year-over-year results. Results for North America origination were lower year-over-year driven by shift of exports to South America. Execution in destination marketing as well as effective risk management continued to deliver strong Global Trade results, though lower than the prior period. Current period results also included a $48 million insurance settlement related to damages from Hurricane Ida. Crushing results were lower than the prior period. Global soy crush margins remained strong, but lower year-over-year in all regions due to softer demand for both meal and oil, and a tight U.S. soybean carryout. This was partially offset by strong softseed margins and higher volumes, supported by a strong Canadian canola crop and utilization of flex capacity in EMEA. Refined Products and Other results were significantly higher than the prior period. North America results were higher, driven by strong food oil demand and improved biodiesel volumes. In EMEA, strong export demand for biodiesel and domestic food oil demand supported stronger margins. Additionally, net positive mark-to-market timing effects that are expected to reverse as contracts execute in future periods contributed to the results in the current quarter. Equity earnings from Wilmar were lower versus the prior period.

Carbohydrate Solutions operating profit decreased 6%. Starches and Sweeteners, including ethanol production from the wet mills, capitalized on a solid demand environment during the period. North America starches and sweeteners delivered volumes and margins similar to the prior period and ethanol margins were solid as industry stocks moderated, though lower relative to the prior period. Results were negatively impacted due to unplanned downtime at one of the corn germ plants. In EMEA, the business effectively managed margins to deliver improved results. The global wheat milling business posted higher margins driven by solid customer demand. Vantage Corn Processors results were lower due to the absence of the prior period’s $50 million payment from the USDA Biofuel Producer Recovery Program, partially offset by higher operating results as the business executed on a robust demand and margin environment for ethanol.

Nutrition operating profit decreased 23%. Human Nutrition results were lower than the prior period, as the business continued to manage demand fulfillment challenges and destocking in certain categories. Flavors results were higher than the prior period driven by pricing actions in EMEA and strong win rates in North America. Specialty Ingredients results were lower year-over-year due to continued lower market demand for plant-based proteins in meat alternatives, inventory adjustments, and unplanned downtime resulting from the recent Decatur, Illinois incident. Health and Wellness results were in-line with the prior period. Animal Nutrition results were significantly lower compared to the prior period due to lower contribution from amino acids, pockets of softer global feed demand affecting volumes, and continued demand fulfillment challenges and inventory losses in pet solutions.

Other Business operating profit increased $151 million. Higher net interest income drove improved earnings in ADM Investor Services. Captive insurance results improved on premiums from new programs, partially offset by increased claim settlements.

Corporate results for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended
	September 30,
	2023	2022	Change
	(In millions)
Interest expense-net	$(326)	$(239)	(87)
Unallocated corporate costs	(808)	(727)	(81)
Loss on sale of assets	—	(3)	3
Expenses related to acquisitions	(6)	(2)	(4)
Gain on debt conversion option	6	12	(6)
Restructuring (charges) adjustment	(5)	2	(7)
Other income	34	39	(5)
Total Corporate	$(1,105)	$(918)	$(187)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $1.1 billion in the current period compared to a net charge of $0.9 billion in the prior period. Interest expense-net increased $87 million due primarily to increased short-term rates on the Company’s commercial paper borrowing programs and increased interest expense from new debt issuances. Unallocated corporate costs increased $81 million due primarily to higher financing, information technology, and centers of excellence costs, partially offset by lower incentive compensation accruals. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current period included the non-service components of net pension benefit income of $13 million and foreign exchange gains, partially offset by railroad maintenance expenses of $28 million. Other income in the prior period included the non-service components of net pension benefit income of $19 million, an investment revaluation gain of $37 million, and foreign exchange gains, partially offset by railroad maintenance expenses of $41 million.

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

The table below provides a reconciliation of diluted EPS to adjusted EPS for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023		2022
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	546		566

Net earnings and reported EPS (fully diluted)	$2,918	$5.35	$3,321	$5.87
Adjustments:
Gains on sales of assets and businesses - net of tax of $3 million in 2023 and $7 million in 2022 (1)	(7)	(0.02)	(20)	(0.04)
Impairment and restructuring charges and settlement contingencies - net of tax of $43 million in 2023 and $14 million in 2022 (1)	152	0.28	60	0.10
Expenses related to acquisitions - net of tax of $1 million in 2023 and 2022 (1)	5	0.01	1	—
Gain on debt conversion option - net of tax of $0 (1)	(6)	(0.01)	(12)	(0.02)
Certain discrete tax adjustments	3	0.01	2	—
Total adjustments	147	0.27	31	0.04
Adjusted net earnings and adjusted EPS	$3,065	$5.62	$3,352	$5.91

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of earnings before income taxes to adjusted EBITDA and adjusted EBITDA by segment for the nine months ended September 30, 2023 and 2022.

	Nine months ended
	September 30,
(In millions)	2023	2022	Change
Earnings before income taxes	$3,560	$4,020	$(460)
Interest expense	321	262	59
Depreciation and amortization	782	774	8
Gains on sales of assets and businesses	(10)	(27)	17
Expenses related to acquisitions	6	2	4
Railroad maintenance expenses	28	41	(13)
Impairment and restructuring charges and settlement contingencies	195	74	121
Adjusted EBITDA	$4,882	$5,146	$(264)

	Nine months ended
	September 30,
(In millions)	2023	2022	Change
Ag Services and Oilseeds	$3,380	$3,469	$(89)
Carbohydrate Solutions	1,271	1,337	(66)
Nutrition	668	800	(132)
Other Business	225	103	122
Corporate	(662)	(563)	(99)
Adjusted EBITDA	$4,882	$5,146	$(264)

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

Cash provided by operating activities was $1.9 billion for the nine months ended September 30, 2023 compared to $3.3 billion for the same period last year. Working capital changes decreased cash by $1.9 billion for the nine months ended September 30, 2023 compared to a decrease of $1.3 billion for the same period last year. Segregated investments increased $1.2 billion driven by higher interest rates. Trade receivables decreased $0.4 billion due to lower revenues. Inventories decreased $3.5 billion due to lower inventory volumes and prices. Trade payables decreased $2.6 billion primarily due to lower payables related to grain and other inventory purchases. Brokerage payables decreased approximately $1.6 billion due to decreased trading activity in the Company’s futures commission and brokerage business. Accrued expenses and other payables decreased $0.7 billion primarily due to decreases in contract liability and unrealized losses on derivative contracts.

Cash used in investing activities was $1.1 billion for the nine months ended September 30, 2023 compared to $0.9 billion for the same period last year. Capital expenditures for the nine months ended September 30, 2023 were $1.1 billion compared to $0.8 billion for the same period last year. There were $5 million additional cost method investments for the nine months ended September 30, 2023 compared to $0.1 billion for the same period last year.

Cash used in financing activities was $2.8 billion for the nine months ended September 30, 2023 compared to $2.4 billion for the same period last year. Long-term debt borrowings for the nine months ended September 30, 2023 were $0.5 billion which consisted of the $500 million aggregate principle amount of 4.500% Notes due 2033 compared to long-term debt borrowings for the same period last year of $0.8 billion which consisted of the $750 million aggregate principal amount of 2.900% Notes due 2032. Proceeds from the borrowings in the current period were used for general corporate purposes. Proceeds from the borrowings in the prior period were used to finance investments and expenditures in eligible green projects that contribute to environmental objectives and/or eligible social projects that aim to address or mitigate a specific social issue and/or seek to achieve positive social outcomes. Long-term debt payments were $1.0 billion for the nine months ended September 30, 2023 which consisted of the €600 million aggregate principal amount of 1.750% Notes due 2023 and the $300 million aggregate amount of zero coupon exchangeable bonds due 2023, compared to $0.5 billion for the same period last year which consisted of the €0.5 billion aggregate principal amount of fixed-to-floating rate senior notes due 2022 issued in a private placement on March 25, 2021. Net borrowings on short-term credit agreements for the nine months ended September 30, 2023 were $0.4 billion compared to $0.8 billion for the same period last year. Share repurchases for the nine months ended September 30, 2023 were $1.1 billion compared to $1.2 billion for the same period last year. Dividends were $0.7 billion for the nine months ended September 30, 2023 and the same period last year.

At September 30, 2023, the Company had $1.5 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.7 to 1. Included in working capital was $6.0 billion of readily marketable commodity inventories. At September 30, 2023, the Company’s capital resources included shareholders’ equity of $25.3 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $13.5 billion, of which $11.7 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of the Company’s long-term debt and shareholders’ equity) was 25% and 24% at September 30, 2023 and December 31, 2022, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt, current maturities of long-term debt, and long-term debt less the sum of cash and cash equivalents and short-term marketable securities) to capital (the sum of net debt and shareholders’ equity) was 21% and 25% at September 30, 2023 and December 31, 2022, respectively. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $10 million of commercial paper outstanding at September 30, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2023, the Company had $1.5 billion of cash and cash equivalents, $0.8 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $7.1 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $3.0 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2023, the Company had $1.3 billion unused capacity of its facility under the Programs.

As of September 30, 2023, the Company has total available liquidity of $13.2 billion comprised of cash and cash equivalents and unused lines of credit with a well-diversified group of primarily investment-grade institutions.

For the nine months ended September 30, 2023, the Company spent approximately $1.1 billion in capital expenditures, $0.7 billion in dividends, and $1.1 billion in share repurchases. The Company has a stock repurchase program. Under the program, the Company has 73.2 million shares remaining as of September 30, 2023 that may be repurchased until December 31, 2024.

In 2023, the Company expects total capital expenditures of approximately $1.5 billion and additional cash outlays of approximately $1.0 billion in dividends and $2.0 billion in opportunistic share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2023 and December 31, 2022 were $16.5 billion and $15.8 billion, respectively.  The increase is primarily related to obligations for energy commitments, partially offset by obligations to purchase lower quantities of agricultural commodity inventories. As of September 30, 2023, the Company expects to make payments related to purchase obligations of $15.7 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended September 30, 2023.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended September 30, 2023.

Critical Accounting Policies and Estimates

There were no material changes in the Company’s critical accounting policies and estimates during the quarter ended September 30, 2023. For a description of the Company’s critical accounting policies, estimates, and assumptions used in the preparation of the Company’s financial statements, see Part II, Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended September 30, 2023 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Nine months ended		Year ended
	September 30, 2023		December 31, 2022
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$498	$50	$986	$99
Lowest position	(139)	(14)	44	4
Average position	210	21	388	39

The change in fair value of the average position was due to the decrease in prices of certain commodities.

ITEM 4.    CONTROLS AND PROCEDURES

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During 2018, the Company launched an initiative called Readiness to drive new efficiencies and improve the customer experience in the Company’s existing businesses through a combination of data analytics, process simplification and standardization, and behavioral and cultural change, building upon its earlier 1ADM and operational excellence programs. As part of this transformation, the Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. During the quarter ended September 30, 2023, the Company deployed the ERP system to 18 legal entities. The Company has appropriately considered this change in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described in the above paragraph, the implementation of the new ERP system in these instances has not materially affected its internal control over financial reporting.

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

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP has appealed the dismissal to the United States Court of Appeals for the Seventh Circuit. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. On March 18, 2022, the Nebraska federal district court granted ADM’s motion to transfer the GP case back to the Central District of Illinois for further proceedings. ADM moved to dismiss the complaint on May 20, 2022 and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP has appealed the dismissal. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company is not currently a party to any legal proceeding or environmental claim that it believes would have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 1A.    RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended September 30, 2023.

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results and forward strategy.

The Company does business globally, connecting crops and markets in over 190 countries, and is required to comply with laws and regulations administered by the United States federal government as well as state, local, and non-U.S. governmental authorities in numerous areas including: accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, privacy and security, environmental, product safety, and handling and production of regulated substances.  The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due including questions regarding the timing, amount of deductions, the allocation of income among various tax jurisdictions. Legislatures and taxing authorities in many jurisdictions in which ADM operates may enact changes to their tax rules. For example, the Organization for Economic Cooperation and Development (the “OECD”), the European Union, and other countries (including countries in which the Company operates) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD’s Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. ADM will continually monitor potential and enacted tax changes, including the implementation of Pillar Two legislation, in the countries in which the Company operates. The impact of these potential new rules, as well as any other changes in domestic and international tax rules and regulations, could have a material effect on ADM’s effective tax rate. Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to administrative, civil, and criminal remedies, including fines, penalties, disgorgement, injunctions, and recalls of its products, and damage to its reputation.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
July 1, 2023 to
July 31, 2023	162,835	$104.621	119,050	74,643,409

August 1, 2023 to
August 31, 2023	312	84.960	—	74,643,409

September 1, 2023 to
September 30, 2023	1,407,219	78.521	1,394,055	73,249,354
Total	1,570,366	$81.229	1,513,105	73,249,354

(1)Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2023, there were 57,261 shares received as payments for the withholding taxes on vested restricted stock awards and for the exercise price of stock option exercises.

(2)On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 5.    OTHER INFORMATION
None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2023.

ITEM 6.    EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001).

(3)(ii)	Bylaws, as amended through November 2, 2022 (incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023).

(4.1)
Indenture, dated as of July 26, 2023, by and between the Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on July 26, 2023).

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

Dated: October 24, 2023