Form 10-K
period 2023-12-31
Archer-Daniels-Midland Co
filed 2024-03-12
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, no par value—$40.3 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 30, 2023)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—509,849,153 shares
(March 8, 2024)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Annual Report on Form 10-K, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results and operations, growth opportunities, pending litigation and investigations, and timing of the remediation of the Company’s material weakness in the Company’s internal control over financial reporting are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from the forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, without limitation, those that are described in Item 1A, "Risk Factors" included in this Annual Report on Form 10-K, as may be updated in subsequent Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, Archer-Daniels- Midland Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland Company (the Company or ADM) unlocks the power of nature to enrich the quality of life. The Company is an essential global agricultural supply chain manager and processor; a premier human and animal nutrition provider; a trailblazer in groundbreaking solutions to support healthier living; an industry-leading innovator in replacing petroleum-based products; and a leader in sustainability. ADM’s breadth, depth, insights, facilities and logistical expertise give the Company unparalleled capabilities to meet demand driven by global trends related to food security, health and well-being, and sustainability of the agriculture and food value chains. From the seed of the idea to the outcome of the solution, ADM gives customers an advantage in solving the nutritional and sustainability challenges of today and tomorrow.

The Company is one of the world’s leading producers of ingredients for sustainable nutrition. From staple foods, such as flour, oils, and sweeteners, to innovative alternatives like plant-based meat and dairy, ADM offers the industry’s broadest portfolio of food and beverage solutions. The Company is also a leader in animal nutrition. Today, more and more people want to feed their pets with the same kind of clean, simple, and healthy products that they eat themselves, and consumers expect livestock and poultry to be fed and raised naturally, humanely, and sustainably. ADM offers a range of ingredients, flavors, and solutions from nature to meet animal’s needs.

ADM is a global leader in health and well-being, with an industry-leading range of probiotics, enzymes, supplements, and more to meet the needs of consumers looking for new ways to live healthier lives. The Company is also leading the way to a future of new consumer and industrial solutions from nature. With unparalleled expertise and capacity in precision fermentation, ADM is reimagining the world of plastics, lubricants, adhesives, home products, and more.

ADM also has significant investments and joint ventures that aim to expand or enhance the market for its products or offer other benefits including, but not limited to, geographic or product-line expansion.

At ADM, sustainable practices and a focus on environmental responsibility are foundational to the Company’s purpose and culture, and integral to the work the Company does every day to serve customers and create value for shareholders. ADM’s Board of Directors actively oversees the Company’s sustainability strategy through a board-level Sustainability and Corporate Responsibility Committee (Sustainability Committee), and ADM’s Chief Sustainability Officer is part of the core strategy team and reports to the Senior Vice President and President of Ag Services and Oilseeds.

Utilizing ADM’s unique position in the agricultural value chain, including relationships with farmers around the globe and an unparalleled origination, transportation, and processing network, the Company is enhancing sustainability and leading in decarbonization across the multiple value chains in which it operates. ADM works with growers by supporting them with personalized services and innovative technologies and partnering with them to develop and enhance sustainable practices, including a goal of enrolling four million regenerative agriculture acres by 2025. The Company is actively working to improve the efficiency of its facilities and vehicles, finding alternative uses for waste, reusing and recycling water, and sequestering carbon at its onsite capture and storage facility. These efforts are helping advance ADM’s “Strive 35” commitments to, by 2035, reduce from a 2019 baseline absolute Scope 1 and 2 greenhouse gas (GHG) emissions by 25%; reduce from a 2021 baseline absolute Scope 3 emissions by 25%; reduce energy intensity by 15% and increase low-carbon energy usage to 25% of total; reduce water intensity and water withdrawal by 10%; and achieve a 90% landfill diversion rate.

All of this work is propelling ADM’s broadening array of products from nature, which are helping customers meet increasing demand for more sustainable solutions spanning food, feed, fuel, and industrial and consumer products.

The Company is strongly committed to diversity, equity, and inclusion. ADM fundamentally values the differences between individuals and believes a variety of perspectives makes for a better company.

The Company’s innovation and expertise are helping people live healthier lives and support a healthier planet. The Company’s globally-integrated footprint combines with local insights to give ADM capabilities few other companies have to meet critical and global needs.

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
Carbohydrate Solutions

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers and ethanol for use in gasoline due to its ability to increase octane as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids, which are used in various food and industrial products. The Carbohydrate Solutions segment is a leader in carbon capture and sequestration. By continuing to advance additional carbon capture and sequestration initiatives and products aimed at replacing coal power and steam generation with lower emissions power, the Carbohydrate Solutions segment is well positioned to benefit from the replacement of essential materials historically made from fossil fuels with plant-based alternatives.

The Company has a 50.0% equity interest in Hungrana Ltd. which operates a corn wet milling plant in Hungary.

The Company has a 50.0% equity interest in Almidones Mexicanos S.A. which operates a corn wet milling plant in Mexico.

The Company has a 50.0% equity interest in Aston Foods and Food Ingredients, a Russian-based sweeteners and starches business.

The Company has a 40.0% equity interest in Red Star Yeast Company, LLC, which produces and sells fresh and dry yeast in the U.S. and Canada.

The Company has a 22.1% equity interest in LSCP, LLLP, which operates an ethanol plant facility in the U.S.

Nutrition

The Nutrition segment serves various end markets including food, beverages, nutritional supplements, and feed premix and additives for livestock, aquaculture, and pet food. The segment engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods.

The Company has a 45.3% equity interest in Vimison S.A. de C.V., a leader in the animal nutrition industry in Mexico.

The Company has 50% equity interests in ADM Matsutani LLC and Matsutani Singapore Pte. Ltd., joint ventures for the worldwide sales and marketing of Fibersol.

The Company has a 50% equity interest in ADM Vland Biotech Shandong Co., Ltd., which manufactures and commercializes human probiotics in Greater China. As of December 31, 2023, this joint venture has temporarily ceased operations.

The Company has a 42.8% equity interest in Dusial S.A., a leader in the complete feed industry in Southwest of France.

The Company has a 34.3% equity interest in Vitafort ZRT, a leading company in the Hungarian animal feed market.
Other Business

Other Business includes the Company’s remaining operations as described below.

Item 1.	BUSINESS (Continued)
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

Insurance activities include Agrinational Insurance Company (Agrinational) and its subsidiaries. Agrinational, a wholly owned subsidiary of ADM, provides insurance coverage for certain property, casualty, marine, medical, and other miscellaneous risks of the Company. Agrinational also participates in certain third-party reinsurance arrangements.

Corporate

Corporate includes the activities related to cost and equity method investments in early-stage start-up companies within ADM Ventures. In addition to identifying companies to invest in, ADM Ventures also works on select high-potential, new product development projects and alternative business models, all with the objective of supporting the Company’s strategic objectives.

Internal Investigation

Background

As previously disclosed, the Company received a voluntary document request from the Securities and Exchange Commission (the SEC) relating to intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments. In response, the Company initiated an internal investigation regarding certain accounting practices and procedures with respect to its Nutrition reporting segment, including as related to certain intersegment sales (the Investigation). As previously disclosed on January 21, 2024, the Company placed Vikram Luthar, Chief Financial Officer and Senior Vice President, on administrative leave.

Correction of Certain Segment-Specific Historical Financial Information

The Company has historically disclosed in the footnotes to its financial statements that intersegment sales have been recorded at amounts approximating market. In connection with the Investigation, the Company identified certain intersegment sales that occurred between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments that were not recorded at amounts approximating market.

Because each sale to be adjusted occurred between the Company’s reporting segments, the adjustments have no impact on the Company’s consolidated balance sheets and statements of earnings, comprehensive income (loss), or cash flows. The Company determined that the adjustments are not material to the Company’s consolidated financial statements taken as a whole for any period.

For more information, see “Management’s Discussion and Analysis of Financial Position and Results and Operations” included in Part II, Item 7 herein, and Note 17, Segment and Geographic Information of “Notes to Consolidated Financial Statements” included in Part II, Item 8 herein.

Government Investigations
The Company continues to cooperate with the SEC. Following the Company’s January 21, 2024 announcement of the Investigation, the Company received voluntary document requests from the Department of Justice (the DOJ) focused primarily on the same subject matter, and the DOJ directed grand jury subpoenas to certain current and former Company employees. The Company is cooperating with the DOJ.

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

Concentration of Revenues by Product

The following products accounted for 10% or more of revenues for the following periods:

	% of Revenues
	Year Ended December 31
	2023	2022	2021
Soybeans	18%	17%	18%
Soybean Meal	13%	12%	12%
Corn	12%	14%	14%

Status of New Products

The Company continues to expand the size and global reach of its business through the development of new products.  Acquisitions expand the Company’s ability to unlock the potential of nature and serve customers’ evolving and expanding needs through its offerings of natural flavor and ingredient products. The Company does not expect any individual new product to have a significant impact on the Company’s revenues in 2024.

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

Some of the principal crops that ADM sources and processes present specific climate change risks. For example, South American soy and global palm present risks of deforestation due to their proximity to the forest and other high-carbon-value landscapes. In addition, when not managed appropriately, row crops such as corn, soy, wheat, and canola present environmental risks such as water quality impairment, erosion, soil degradation, and GHG emissions. However, these crops also present an opportunity to combat climate change through their ability to sequester carbon in the soil using regenerative agricultural practices. In 2022, ADM launched its “re: generations” program to engage and encourage growers in its supply chain to implement regenerative agriculture practices. In the first year of the program, the Company exceeded its goal to enroll one million acres. In 2023, the Company expanded its regenerative agriculture program to cover two million acres across 18 U.S. states and Canada and also extended the program into new geographies, launching regenerative agriculture projects in Europe and South America, with a goal to enroll four million acres globally by 2025.

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

Trademarks, Brands, Recipes, and other Intellectual Property

The Company owns trademarks, brands, recipes, and other intellectual property including patents, with a net book value of $734 million as of December 31, 2023. More than 90% of these intangibles are in the Nutrition segment which is not materially dependent upon any individual trademark, brand, recipe or other intellectual property.

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
Research and Development (R&D)

R&D expense, net of reimbursements of government grants, for the year ended December 31, 2023 was $256 million.

The Company is committed to global health and sustainable products, recognizing the interconnectedness of human, animal, and environmental health. ADM’s R&D efforts focus on creating science-based products, solutions, and technologies aligned with macro trends in food security, sustainable processes, health, and personalized nutrition. The Company strategically invests in R&D across the entire nutrition value chain by leveraging its access to innovative processes and product optimization. The R&D team is also engaged in BioSolutions initiatives which is a key part of ADM’s commitment to utilize its value chain to reduce its carbon footprint, redesign core products with sustainable alternatives, and explore new markets.

The Company’s internal R&D network, consisting of approximately 1,600 talented employees, is dedicated to transforming aspirations into solutions and brand innovation. The integration of interdisciplinary experts in biology, chemistry, physiology, nutrition, agronomy, and product development provides a competitive edge.

R&D teams are closely connected to customers and the global markets. Targeted product development leverages innovative ingredients and ADM’s existing portfolio across different segments. R&D innovation centers across four continents enable the rapid transformation of ideas into products. An external network of collaborators, including customers, key opinion leaders, start-ups, and academia amplifies the Company’s scientific excellence.

The scope and application of the Company’s technical capabilities reinforce its commitment to global health and sustainable products. High-throughput screening and characterization facilities strengthen ADM’s extensive ingredient database. Formulation platforms enable rapid upscaling or downscaling for cost-effective innovation. Resources dedicated to functional ingredient characterization enhance the Company’s capacity to deliver on the science behind each product.

ADM’s R&D strategy prioritizes fulfilling customer expectations and supporting the Company’s growth. In 2023, ADM introduced over 40 new products aligned with short and medium-term customer needs. The Company’s future strategy aims to deliver world-class solutions more efficiently and sustainably, and to capitalize on ADM’s full potential.

Environmental, Social, and Governance (ESG)

The Company knows that the health of our natural resources is critical to our future, and that its commitments to sustainable practices will result in a stronger ADM and a better world. ADM is committed to being a force for change in developing innovative, sustainable solutions in agriculture, food and nutrition, industrial and consumer products, energy, and packaging materials while pursuing ways to continually improve the Company’s efforts in both protecting the environment and enhancing environmental sustainability. The United Nations Development Programme created the Sustainable Development Goals (SDG) blueprint as a universal call to action to end poverty, protect the planet, and ensure that all people enjoy peace and prosperity. ADM focuses its efforts toward goals that align with its business objectives and allow the Company to make the greatest contribution towards the achievement of the SDGs, specifically Zero Hunger, Clean Water and Sanitation, Decent Work and Economic Growth, Climate Action, and Life On Land.

Item 1.	BUSINESS (Continued)
Governance
The Sustainability Committee of the Board actively oversees the Company’s objectives, goals, strategies, and activities relating to sustainability and corporate responsibility matters. The Sustainability Committee also oversees the Company’s compliance with sustainability and corporate responsibility laws and regulations, assesses performance relating to industry benchmarks, and assists the Board of Directors in overseeing the Company’s operations as a sustainable organization and responsible corporate citizen in order to enhance shareholder value and protect ADM’s reputation. Both the Company’s Chief Sustainability Officer and Senior Vice President of Global Operations attend committee meetings as management representatives. The Senior Vice President, Chief People and Diversity Officer meets periodically with the Sustainability Committee to discuss ADM’s diversity progress and strategy. The Executive Council of ADM, the Company’s highest strategic and operational body, provides close supervision of the Company’s ESG efforts and in-depth review of sustainability issues. Furthermore, regional sustainability teams, along with the corporate sustainability team, support the Chief Sustainability Officer to drive sustainability efforts in the Company’s facilities and supply chains around the world. ADM’s sustainability efforts are also supported by functional expertise throughout the Company such as in Operations and Utilities, Supply Chain and Procurement, Diversity, Equity and Inclusion, and Environmental Health and Safety (EHS).

Strategy
The Company aims to mitigate climate change and protect biodiversity through renewable product and process innovations, supply chain efforts including a commitment to no-deforestation or native vegetation conversion and regenerative agriculture, and a strategic approach to operational excellence with a focus on enhancing the efficiency of ADM’s production plants throughout its global operations.

ADM believes sustainability is critical to its future growth strategy. ADM’s strategic plan of sustainable growth leverages the trends and technologies in sustainability to help the Company grow and create value for its stakeholders. Ag Services and Oilseeds is focused on traceability of sourcing and differentiation and working with growers on low carbon agricultural practices and products. Carbohydrate Solutions is focused on decarbonization efforts that increasingly position the segment to offer low-carbon intensity feedstocks for biosolutions and biomaterials, including fuel solutions, to replace petroleum-based products. Nutrition is working with suppliers and customers to identify nature positive solutions that can reduce environmental impact in supply chains. The growth of these projects and businesses will be integral to supporting the objective of helping the planet limit total global warming to the 1.5°C threshold indicated by the United Nations. Additionally, beginning in 2022, the Company incorporated the achievement of gender parity and GHG emission goals to executive performance measurement to reflect the strategic importance of ESG to its business.

Moreover, ADM has a large industrial footprint and believes it is important to reduce GHG emissions related to its business activities and the entire agricultural supply chain. The Company continues to use internal and external resources to identify opportunities and take action to reduce its GHG emissions globally to meet its continued commitment to mitigate the effects of climate change.

In 2020, ADM announced its environmental stewardship goals, collectively called “Strive 35” – an ambitious plan to, by 2035, reduce absolute Scope 1 and 2 GHG emissions by 25% from a 2019 baseline, reduce energy intensity by 15%, reduce water intensity by 10%, and achieve a 90% landfill diversion rate. To support the Company’s Strive 35 environmental goals, ADM developed a feasibility study with a leading engineering professional services firm that provides the technology pathway for absolute reduction of GHG by 2035. The Company has also committed to develop a global strategy focused on improving community well-being in priority watersheds, including water-stressed areas, by 2025. In 2023, ADM refined two of its Strive 35 commitments to more meaningfully drive progress: ADM aims to reduce its absolute water withdrawal by 10%, from a 2019 baseline, by 2035, and ADM aims to increase its use of low-carbon energy sources to 25% of total energy used by 2035.

In 2021, ADM announced its Scope 3 GHG reduction goal, focused upon the five most material Scope 3 categories for the Company: purchased goods and services; fuel and energy related emissions; upstream transportation and distribution; waste; and processing of solid products/goods. ADM aims to reduce its absolute Scope 3 emissions by 25% from a 2021 baseline by 2035.

ADM has applied for approval of its Scope 1, 2 and 3 GHG reduction goals from the Science-based Targets Initiative (SBTi). This approval is pending SBTi’s review and engagement with ADM.

Item 1.	BUSINESS (Continued)
As of December 31, 2022, the Company reduced absolute Scope 1 and 2 GHG emissions by 7.8% and realized no reductions in Scope 3 emissions. The Company reduced absolute water withdrawal by 1.0% and realized no reductions in water intensity. The Company realized no increase in low carbon energy usage and achieved 82.4% of its waste diverted from landfill.

In 2023, the Company published an updated Carbon Reduction Program Assessment, a report of ADM’s carbon reduction progress and exploration to support its aspiration of net zero emissions by 2050 at the latest. The report can be accessed through the Company’s website at http://www.adm.com.

The Company anticipates spending between $360 million and $490 million on capital projects to achieve the Strive 35 targets. ADM has spent $158 million on projects in support of these goals since inception, of which $71 million was spent in 2023, including three projects in Ag Services and Oilseeds designed to fully transition away from coal usage.

The Company believes that protection of natural resources, habitats, and biodiversity are important to life and to the Company’s business. ADM is committed to eliminating deforestation from all of the Company’s supply chains by 2025. In 2023, after a strategic investigation of the impact of conversion of native habitats in its key supply chains, the Company announced its commitment to eliminate conversion of native habitats in high risk areas in South America for direct suppliers of all commodities by 2025 and indirect suppliers by 2027, with a 2025 cutoff date (a date after which conversion of primary native vegetation renders a given area or production unit non-compliant) for both direct and indirect suppliers. In 2022, the Company achieved full traceability of its direct and indirect sourcing throughout its soy supply chains in Brazil, Paraguay, and Argentina.

During the year ended December 31, 2023, the Company spent $69 million specifically to improve equipment, facilities, and programs for pollution control and in light of requirements of various environmental agencies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with applicable laws or regulations enacted or adopted relating to the protection of the environment.

ADM’s corporate social investment program, ADM Cares, aligns the Company’s corporate giving with its business strategies and sustainability objectives. Through the program, ADM works to sustain and strengthen its commitment to communities where ADM colleagues work, live, and operate by directing funding to initiatives and organizations driving meaningful social, economic, and environmental progress. The ADM Cares team evaluates potential projects submitted for funding to ensure they meet eligibility criteria, such as initiatives that support food security, health and well-being, and sustainability around the world.

Scenario Analysis
In line with the recommendations of the Task Force on Climate-Related Disclosures, ADM conducted an analysis using three scenarios: 1.5°C (based on IPCC SSP1), 2°C (based on IEA WEO 450 Scenario), and 2.6°C (based on IEA INDC Scenario). The first scenario assumes a rapid transition to a low carbon world in the next decade, limiting temperature increase of 1.5°C. This involves a high degree of transformation across the economy. Under this scenario, the worst anticipated physical impacts of climate change are avoided. The second scenario involves ambitious actions to mitigate climate change, limiting temperature increase of 2°C. This scenario requires greater policy action; however, there is still an increase in physical climate-related impacts. The third scenario is based on the current status quo with no changes to policies or actions and an anticipated increase in global temperature of 2.6°C resulting in increased physical impacts of climate change.

In each of the scenarios, the Company identified potential sourcing shifts and limitations, operational changes, physical impacts, and opportunities. The primary risks identified fall into two categories: physical and transition. Key opportunities are related to product and service offerings.

Item 1.	BUSINESS (Continued)

Physical Risks	• Increased severity and frequency of extreme weather events such as hurricanes/cyclones and floods could lead to increased direct costs from the disruption of supply chains and impair the Company’s ability to deliver products to customers in a timely manner. • Increased severity and frequency of extreme weather events such as hurricanes/cyclones and floods could lead to increased sourcing costs due to limited availability of agricultural commodities and impact ADM’s ability to produce goods, which would directly affect revenues.
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

The Company reviewed the results of the scenario analysis with a cross-functional team of individuals from finance, strategy, sustainability, operations, legal, and risk management. As part of the Company’s Enterprise Risk Management (ERM) process, the risks identified from the scenario analysis have been reviewed by the ERM team for mitigation actions. The risks are also reviewed by the ERM team on a quarterly basis to ensure they remain relevant.

Risk Management
See Item 1A, “Risk Factors” for the discussion of climate-related risks.

Metrics and Targets
Metrics and targets are available in ADM’s Corporate Sustainability Report which can be accessed through its website at http://www.adm.com.

References to the Company’s website address in this report are provided as a convenience and are not incorporated by reference. See Available Information on page 17 for more information.

Income Taxes
The Company has a responsibility to oversee that all ADM businesses within the Company follow responsible tax practices. ADM manages its tax affairs based upon the following key principles:
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

Human Capital and Diversity, Equity, and Inclusion

ADM’s purpose of unlocking the power of nature to enrich the quality of life highlights the significant role ADM plays within an essential industry and the critical job each employee has within the Company.

ADM has long maintained its Code of Conduct to help the Company achieve the right results, the right way. The code establishes high standards of honesty and integrity for all ADM colleagues and business partners, and sets forth specific policies to further the Company’s commitment to conducting business fairly and ethically everywhere it operates.

Item 1.	BUSINESS (Continued)
The Company’s culture is grounded in its values of integrity, respect, excellence, resourcefulness, teamwork, and responsibility. ADM is a truly global company of 41,802 employees working together to achieve extraordinary results. Talented colleagues can be found in a wide variety of roles – including front-line workers who enable the production of ADM’s products, supply chain experts who deliver to customers all over the world, engineering teams who continuously improve the Company’s operations, sales and commercial teams who work closely with customers, information technology professionals who implement the technologies to enable the Company’s processes, and so many more. ADM continues to develop its workforce to remain relevant and deliver on the Company’s growth aspirations with a strong focus on sustainability.

The following tables set forth information about the Company’s employees as of December 31, 2023.

Number of Employees by Contract and Region

	Salaried	Hourly	Part-Time/ Seasonal	Total
North America	9,527	10,589	217	20,333
EMEA	5,168	4,341	543	10,052
South America	2,605	4,461	794	7,860
Asia Pacific	1,962	1,093	30	3,085
Central America/Caribbean	234	233	5	472
Total	19,496	20,717	1,589	41,802

Number of Employees by Type and Gender

	Male	%	Female	%	Total	%
Full-time	30,497	76%	9,716	24%	40,213	100%
Part-time	603	38%	986	62%	1,589	100%
Total	31,100	74%	10,702	26%	41,802	100%

Percentage of Employees by Level and Gender

	Percentage
	2023			2022
	Male	Female	Total	Male	Female	Total
Executive Council	67%	33%	100%	71%	29%	100%
Senior Leadership	69%	31%	100%	72%	28%	100%
Salaried Colleagues	61%	39%	100%	62%	38%	100%

The Company believes diversity, equity, and inclusion (DE&I) are key business priorities that will enable ADM to continue innovating, driving growth through customer focus, and delivering outstanding performance for shareholders. Part of ADM’s vision is to foster an inclusive culture with equitable opportunities for all employees so that all members of its diverse, global workforce belong and make meaningful contributions to the success of each other and the Company. The Company’s comprehensive DE&I strategy is focused on Recruitment, Advancement, Development, Retention and Culture, and is supported by a global DE&I council, which reflects the Company’s global business strategy across four regions of the world. In support of ADM’s commitment to a productive, diverse, and inclusive workforce, it is a signatory to the CEO Action for Diversity & InclusionTM and a member of Paradigm for Parity®. At the industry level, ADM founded and currently participates in Together We Grow, a consortium of agricultural industry leaders united in a shared belief that American agriculture’s best days are yet to come. Emphasizing diversity and inclusion, Together We Grow works to build a modern workforce with the skills, experience, and capabilities needed to keep pace with the growing world.

Item 1.	BUSINESS (Continued)
ADM’s early career programs are focused on attracting and cultivating a diverse pipeline of early career talent which will become future leaders in the organization. Recruitment partnerships with a variety of organizations ensure that ADM engages with, supports, recruits, and hires inclusively, from front line production associates, to interns, to college graduates that begin their career across ADM’s business units, functions and regions.

In 2021, ADM launched the first of its Employee Resource Groups (ERGs). The inaugural group focused on women as part of the Company’s DE&I vision and strategy. The ERGs, also known as Affinity Groups, are voluntary, employee-led groups where colleagues with shared experiences, interests or goals can come together in a safe space to provide support, build a sense of community, and promote personal and professional development. Recognizing the broad spectrum of intersectionality, the Company has expanded its ERGs in 2022 across its four regions (North America, APAC, EMEA, and LATAM) to include, depending on geographic relevance, Multicultural, Black Colleague, Hispanic, Veterans, and LGBTQIA+ affinity groups. ADM’s ERGs are open to all employees. ADM holds an annual Global Week of Understanding, a signature week-long investment focused on continuous learning and strengthening ADM’s culture of belonging. The week features keynote presentations, training programs, ERG roundtable sessions, and onsite inclusion activities that foster an environment where all can thrive, and diversity of perspectives are harnessed to fuel innovation and growth.
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

Employee Development

All ADM employees participate annually in training and development that further increases knowledge, skills, and awareness on current and important topics. In addition, ADM offers many voluntary training opportunities, including in-person, virtual and on-demand training that have largely moved to virtual and on-demand learning. Among the offerings are an Ability to Connect Program that cultivates business language skills to foster collaboration and LinkedIn Learning Platform which offers access to over 16,000 courses in 7 languages to support career development. ADM’s leadership development program, Ability to Lead, focuses on enabling innovation, driving productivity, developing talent, change leadership, building trust, and coaching teams for engagement and performance. Additionally, first time and front line leaders are offered a Leadership Essentials program that cultivates effective communication, coaching, and the engagement and retention of talent.

ADM prides itself in offering equitable career opportunities that include global assignments for its high potential talent, internal career growth for those who wish to learn more, and experiential learning through projects, mentorships, and on-the-job development.

Board Diversity

The Nominating and Corporate Governance Committee has worked hard to recommend nominees who have skills and experiences relevant to ADM’s strategy and operations and who reflect the diversity of the world around us. As of December 31, 2023, 64% of ADM’s 11 board members identify as members of underrepresented groups – five are African-American, Hispanic or Asian, and four are women.

Workplace Safety

ADM is committed to providing a safe working environment for all of its employees and contractors. For the last several years, the Company has been working to significantly reduce its incident rate by strengthening its safety culture and systems so everyone will go home safely to their families and the things that are most important to them.

In 2023, about 76% of ADM’s sites completed the year without recordable injuries and about 90% without lost workday injuries. The Company’s Total Recordable Incident Rate and Lost Workday Incident Rate for ADM colleagues (excluding unsupervised contractors) were 0.68 and 0.23, respectively.

Item 1.	BUSINESS (Continued)
In 2023, the Company had two ADM colleague fatalities and 12 serious injuries. The Company continues to take steps to further enhance the safety of its workplaces through occupational safety and process safety improvements and maintains a goal of zero fatalities. Through the guidance of the Environmental, Health, and Safety Technology Center, the operations teams focused on three programs to reduce the most serious injuries:

–Safe Work Permit and Last Minute Risk Assessment Standards;
–Gloves Clock-to-Clock Program;
–New Site Integration Process; and
–Loss Prevention Principles

Through continued application of these programs, ADM aims to continue to reduce its recordable injury rate in 2024 versus 2023.

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

The risks described below, as well as the other information contained in this Annual Report on Form 10-K, should be carefully considered. Any one or more of such risks could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price and could cause actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect the Company.

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

Item 1A.	RISK FACTORS (Continued)
The Company’s operations rely on dependable and efficient transportation services, the disruption of which could result in difficulties supplying materials to the Company’s facilities and impair the Company’s ability to deliver products to its customers in a timely manner.  The Company relies on access to navigable rivers and waterways in order to fulfill its transportation obligations more effectively.  In addition, if certain non-agricultural commodity raw materials, such as water or certain chemicals used in the Company’s processing operations, are not available, the Company’s business could be disrupted.  Any major lack of available water for use in certain of the Company’s processing operations could have a material adverse impact on operating results.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of the Company’s control including, but not limited to, disruptions resulting from weather, high or low river water conditions, economic conditions, border closures, manufacturing delays or disruptions at suppliers, shortage of materials, interruption of energy supply, and unavailable or poor supplier credit conditions.

Transportation, inflationary impacts, and fluctuations in energy prices could affect the Company’s operating results.

The Company’s operating costs and the selling prices of certain finished products are sensitive to changes in energy prices, inflationary pressures, and certain logistic constraints.  The Company’s processing plants are powered principally by electricity, natural gas, and coal.  The Company’s transportation operations are partially dependent upon rail access, diesel fuel and other petroleum-based products.  Significant increases in the cost or access of these items, including any consequences of regulation or taxation of greenhouse gases, could adversely affect the Company’s production costs and operating results. The Company continues to use internal and external resources to identify opportunities and take action to reduce associated impacts and its energy intensity globally to meet its demand while mitigating the effects of climate change.

Human capital availability may not be sufficient to effectively support global operations.

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

As the Company executes its growth strategy, through both organic and inorganic growth, it may encounter risks which could result in increased costs, decreased revenues, and delayed synergies. Growth in new geographies outside the U.S. can expose the Company to volatile economic, political, and regulatory risks that may negatively impact its operations and ability to achieve its growth strategy. Expanding businesses where the Company has limited presence may expose the Company to risks related to the inability to identify an appropriate partner or target and favorable terms, inability to retain/hire strategic talent, or integration risks that may require significant management resources that would have otherwise been available for ongoing growth or operational initiatives. Acquisitions may involve unanticipated delays, costs, and other problems. Due diligence performed prior to an acquisition may not identify a material liability or issue that could impact the Company’s reputation or adversely affect results of operations resulting in a reduction of the anticipated acquisition benefits. Additionally, acquisitions may involve integration risks such as: internal control effectiveness, system integration risks, the risk of impairment charges related to goodwill and other intangibles, ability to retain acquired employees, and other unanticipated risks. The Company may fail to realize the operational or financial benefits expected from acquisitions, which may impact the Company’s growth strategy.

Item 1A.	RISK FACTORS (Continued)
The Company has limited control over and may not realize the expected benefits of its equity investments and joint ventures and may not be able to monetize the investments at an attractive value when the Company decides to exit the investments.

The Company has $5.5 billion invested in or advanced to joint ventures and investments over which the Company has limited control as to governance and management activities.  Net sales to unconsolidated affiliates during the year ended December 31, 2023 were $7.0 billion.  Risks related to these investments may include: the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; the risk that the Company may not be able to resolve disputes with the partners; and the risk that the Company may not realize the operational or financial benefits expected from the investment.  The Company may encounter unanticipated operating issues, financial results, or compliance and reputational risks related to these investments. The Company mitigates this risk using controls and policies related to joint venture formation, governance (including board of directors’ representation), merger and acquisition integration management, and harmonization of joint venture policies with the Company’s policies and controls.

The Company faces risks related to health epidemics, pandemics, and similar outbreaks.

The Company could be materially impacted in the future if a more severe variant of the coronavirus (COVID-19) or other disease would arise causing disruptions far more severe than previously experienced. In such circumstances, ADM may be unable to perform fully on its contractual obligations, critical global supply chain and logistical networks may be affected, and costs and working capital needs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, demand for certain products that ADM produces, particularly biofuels and ingredients that go into food and beverages that support the food services channels, could be materially impacted from a prolonged regional or global outbreak, leading to government-imposed lockdowns, quarantines, or other restrictions.

Geopolitical Risks

The Company faces risks related to international conflicts, acts of terrorism or war, or other geopolitical events, such as the ongoing war in Ukraine, Israel-Hamas war, sanctions, and other economic disruptions.

ADM’s assets and operations could be subject to extensive property damage and business disruption from geopolitical conflicts, acts of terrorism (e.g. purposeful adulteration of the Company’s products), and war. The assets and operations located in the region affected by the war in Ukraine are at an increased risk to property damage, inventory loss, business disruption, and expropriation. The Black Sea region is a major exporter of wheat and corn to the world, and the disruption of supply may continue to cause volatility in volumes, prices, and margins of these commodities and related products. While the Company has a robust trade sanctions compliance program, there is a risk that ADM and its related parties could trade with a sanctioned partner due to the number of sanctions taken against Russia. Trade receivables may be at risk of higher defaults, and other third-party risks could affect ADM’s ability to obtain inputs if suppliers are unable to perform or face insolvency, as certain supplies may not be attainable due to sanctions and/or restrictions on cross-border payment transactions. The Company could be materially impacted if, in the worst-case scenario, the conflict in Ukraine advances to other countries. Though currently limited, the risk to ADM’s business from the war in Israel could increase if it expands into other countries. In such circumstances, trade policies and the Company’s critical global supply chain and logistical networks could be affected, impairing the Company’s ability to satisfy contractual obligations and impacting working capital requirements. Insurance may not adequately cover these risks. In addition, provisions for certain products that ADM produces, particularly those that support the food services channels, could be materially impacted. The Company continues to monitor risks associated to the conflicts in Ukraine and Israel along with the Red Sea and other political tensions and evaluate alternatives to reduce the impacts of these risks.

Item 1A.	RISK FACTORS (Continued)
Political instability and changes in trade policies could negatively impact the Company’s financial results.

The Company’s operating results could be affected by political instability and by changes in monetary, fiscal, trade, and environmental policies, laws, regulations, and acquisition approvals, creating risks including, but not limited to: changes in a country’s or region’s economic or political conditions, local labor conditions and regulations, and safety and environmental regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; restrictions on currency exchange activities; currency exchange fluctuations; burdensome taxes and tariffs; enforceability of legal agreements and judgments; adverse tax, administrative agency or judicial outcomes; and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets. The Company has historically benefited from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Increases in tariff and restrictive trade activities around the world could negatively impact the Company’s ability to enter certain markets or the price of products may become less competitive in those markets.

Investigation Risks

The Investigation and related events could have a material adverse impact on the Company.

As previously disclosed, the Company received a voluntary document request from the SEC relating to intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments.

The Company has historically disclosed in the footnotes to its financial statements that intersegment sales have been recorded at amounts approximating market. In connection with the Investigation, the Company identified certain intersegment sales that occurred between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments that were not recorded at amounts approximating market. As a result of the Investigation, the Company has become subject to a number of risks, including, but not limited to:

•the Company’s Board of Directors and senior management have been required to devote significant time to the Investigation, the correction of certain segment-specific historical financial information and related matters, resulting in potential management distraction from the operation of the business;
•the price of the Company’s common stock has declined significantly, has been subject to fluctuations and could continue to fluctuate upon further announcements or actions;
•the Company is facing securities litigation and could face additional litigation under federal and state securities laws or other claims arising from the Investigation, such litigation can be costly to defend, and if decided against the Company, such litigation could require the Company to pay substantial judgments or settlements;
•the Company could discover additional material or immaterial errors in its financial statements; and
•two of the Company’s credit ratings have been placed “On Credit Watch” and “Ratings Under Review,” and if the ratings are effectively downgraded, the Company’s access to the credit markets and its ability to fund its working capital and capital expenditures may be affected.

Each of the risks described above could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity.

In addition, although the Company has taken certain actions in response to the findings of the Investigation, the Company could take new or different actions in addition to those taken to date if it determines those actions are appropriate. Such actions are uncertain and could have a material adverse impact on the Company’s business and the price of its common stock.

Item 1A.	RISK FACTORS (Continued)
The Company is subject to ongoing government investigations, and the timing for their resolution and outcome cannot be predicted.

In addition to the SEC’s voluntary document request described above, following the Company’s January 21, 2024 announcement of the Investigation, the Company received voluntary document requests from the DOJ focused primarily on the same subject matter, and the DOJ directed grand jury subpoenas to certain current and former Company employees. The Company cannot predict when these investigations will be completed, nor can it predict the results of these investigations. Expenses incurred in connection with these investigations (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who are parties to these investigations) could adversely affect the Company’s liquidity position. The Company may be required to pay material fines, consent to injunctions on future conduct or be subject to other penalties, each of which could have a material adverse effect on its business, results of operations, financial condition and liquidity. These government investigations may adversely affect the Company’s ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance. In addition, the findings and outcomes of the Investigation as well as the government investigations could result in additional litigation or actions taken by third parties against the Company. The effects and results of such other litigation or actions may have a materially adverse effect on the Company’s business, results of operations, financial condition and liquidity.

The Company identified a material weakness in the Company’s internal control over financial reporting, which could impact the Company’s ability to report its results of operations and financial condition accurately and in a timely manner.

In connection with the Investigation, the Company identified a material weakness in the Company’s internal control over financial reporting related to its accounting practices and procedures for intersegment sales. The material weakness resulted from inadequate controls that allowed for certain intersegment sales to be reported at amounts not approximating market. For a description of this material weakness, see “Controls and Procedures” in Part II, Item 9A herein. While the Company has developed a remediation plan, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weakness until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new controls.

The material weakness, if not fully addressed, could result in additional accounting errors, such as those resulting in the correction of certain segment-specific historical financial information as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 herein and in Note 17 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 herein. The Company may be unable to remediate this material weakness in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings the Company makes with the SEC.

Negative publicity may adversely affect the Company and the market price of its common stock.

The Company has become subject to negative publicity as a result of the Investigation and related events. Negative publicity and unfavorable perception of the Company could have caused and could cause significant declines in the price of the Company’s common stock. Negative publicity could also impact the terms under which some customers and suppliers are willing to continue to do business with the Company and could affect the Company’s financial performance or financial condition. In addition, negative publicity or unfavorable perceptions could make it more difficult for the Company and its employees to operate, resulting in reduced morale, a potential increase in employee turnover, and difficulty attracting talent. As a result, any negative publicity could have a material adverse effect on the Company’s business and the market price of its common stock.

Item 1A.	RISK FACTORS (Continued)
Environmental, Social, and Governance Risks

The Company may be impacted by carbon emission regulations in multiple regions throughout the globe.

The production of the Company’s products uses materials that can create emissions of certain regulated substances, including GHG emissions. Such regulated emissions also include indirect emissions that occur in the value chain as the result of activities from assets now owned or controlled by the Company. A number of jurisdictions where the Company has operations have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions impacting climate change and rising sea levels including, but not limited to, the United States, Canada, Mexico, the European Union and its member states, and China. In particular, the State of Illinois enacted legislation intended to eliminate carbon emissions by 2050 which includes the mandate for zero emissions for private coal by 2030. It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation, regulations or agreements. Potential consequences of new obligations could include increased energy, transportation, raw material, and administrative costs, and may require the Company to make additional investments in its facilities and equipment.

Operations could be impacted by the European Union (EU) deforestation-free regulation as part of the EU Green Deal.

The EU deforestation-free regulation was approved late 2022 and is effective December 2024. The regulation affects seven specific commodities (i.e. cocoa, coffee, soy, palm oil, wood, rubber, and cattle) and their derivatives, as well as products made using these commodities (e.g. leather, cosmetics, chocolate, etc.). Soybean is the primary commodity that could be impacted due to the volume of export into and used in production in the EU. Failure to comply with the regulation could have serious consequences including civil, administrative, and criminal penalties, as well as negative impact on the Company’s reputation, business, cash flows, and results of operations.

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

The Company’s sustainable practices require oversight and robust monitoring requirements. The lack of unified reporting standards increases sustainability regulatory compliance and reporting requirements.

The Company has programs and policies in place (e.g., Corporate Sustainability Program; Commitment to Protecting Forests, Biodiversity and Communities; Environmental Policy; Strive 35 environmental goals; etc.) to expand responsible practices while reducing its environmental footprint and to help ensure compliance with laws and regulations. Implementation of these programs and policies sometimes requires the acquisition of technology or capital investments at a cost to the Company. Starting in 2026, the Corporate Sustainability Reporting Directive (CSRD) will require companies within the European Union to report extensive climate-related information for the 2025 financial year. The reporting requirements of CSRD, along with the growing multitude of corporate sustainability reporting standards, will result in increased compliance costs and could result in regulatory reporting risks as each standard will have its own required disclosures. Failure to comply with laws and regulations can have serious consequences, including civil, administrative, and criminal penalties as well as a negative impact on the Company’s reputation, business, cash flows, and results of operations.

Item 1A.	RISK FACTORS (Continued)
Financial Risks
Limitations on access to external financing could adversely affect the Company’s operating results due to its capital-intensive nature.

The Company requires significant capital, including continuing access to credit markets, to operate its current business and fund its growth strategy.  The Company’s working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets, and other facilities to keep pace with competitive developments, technological advances, regulations, and changing safety standards in the industry.  Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  Access to credit markets and pricing of the Company’s capital is dependent upon maintaining sufficient credit ratings from credit rating agencies. Strong credit ratings allow the Company to access cost-competitive tier one commercial paper markets.  As of December 31, 2023, the three major credit rating agencies maintained the Company’s credit ratings at investment grade levels. Subsequent to December 31, 2023, the Company’s ratings were placed “On Credit Watch” and “Ratings Under Review” by two of the credit rating agencies. Further watches, reviews or downgrades could occur. If the Company is unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected.  If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict the Company’s current operations and its growth opportunities. The Company manages this risk with constant monitoring of credit/liquidity metrics, cash forecasting, and routine communications with credit rating agencies regarding risk management practices and diversifying sources of liquidity.

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

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 63% of the Company’s long-lived assets are located in the United States, the Company also has significant operations in both developed areas (such as Western Europe, Canada, and Brazil) and emerging market areas. One of the Company’s strategies is to expand the global reach of its core model, which may include expanding or developing its business in emerging market areas. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, epidemic outbreaks and economic recovery, limitations or regulations affecting trade flows, local currency concerns, and other economic and political instability.  Political fiscal instability could generate intrusive regulations in emerging markets, potentially creating unanticipated assessments of taxes, fees, increased risks of corruption, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies, although the nature of many of the Company’s products (i.e. food and feed ingredients) is less sensitive to demand reductions in any economic downcycle. The Company mitigates this risk in many ways, including country risk and exposure analysis, government relations and tax compliance activities, and robust ethics compliance training requirements.

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

The Company has a Chief Risk Officer who oversees the ERM Program and regularly reports to the Board of Directors on the myriad of risks facing the Company and the Company’s strategies for mitigating those risks. The Company’s business is affected by fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, foreign currency exchange rates, and equity markets.  The Company monitors position limits, counterparty risks, and liquidity levels, and engages in other strategies and controls to manage these risks. The Company regularly reports its aggregate commodity risk exposures to the Board of Directors through the ERM process. The Company has an established commodity merchandising governance process that ensures proper position reporting and monitoring, limit approvals, and executes training on trade compliance, commodity regulatory reporting controls, and other policies. The Company’s risk monitoring efforts may not be successful at detecting a significant risk exposure.  If these controls and strategies are not successful in mitigating the Company’s exposure to these fluctuations, it could adversely affect the Company’s operating results.

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

The Company’s operations rely on certain key IT systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information, and services for internal and external users.  These interactions include, but are not limited to: ordering and managing materials from suppliers; risk management activities; converting raw materials to finished products; inventory management; shipping products to customers; processing transactions; summarizing and reporting financial results of operations; human resources benefits and payroll management; and complying with regulatory, legal or tax requirements. Additionally, legacy technologies are used to support significant business functions. The instability of aging legacy systems could diminish performance and elevate the risk of system failures, reduce compatibility with modern software, and impact growth initiatives. The Company is implementing a new enterprise resource planning (ERP) system and integrating it with various third party service providers on a worldwide basis as part of its ongoing business transformation program, which will improve the efficiency and effectiveness of certain financial and business transaction processes and the underlying systems environment. The new ERP system will mitigate the instability of aging legacy systems as the Company transitions to the new 1ADM platform.

Item 1A.	RISK FACTORS (Continued)
The Company’s IT systems, processes, and sites may suffer cyber security breaches, which could expose the Company to operational and various regulatory risks.

Increased IT security and social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s third party data. The Company is subject to a variety of laws and regulations in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Compliance with and interpretation of various data privacy regulations continue to evolve and any violation could subject the Company to legal claims, regulatory penalties, and damage to its reputation. The Company has put in place security measures to endeavor to prevent, detect, and mitigate cyber-based attacks, and has instituted control procedures for cybersecurity incident response plans for its critical systems. In addition, the Company monitors this risk on an ongoing basis to detect and correct breaches, and reports metrics on the quality of the Company’s data security efforts and control environment to the highest level of management and to the Board of Directors. However, if the Company’s IT systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s recovery efforts do not effectively mitigate the risks on a timely basis, the Company may suffer significant interruptions in its ability to manage its operations, loss of valuable data, actual or threatened legal actions, and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

Generative AI advancements are progressing at an unprecedented pace, which brings risks that could subject the Company to loss through various technical, legal, and opportunistic-related risks.

The pace of Generative AI and the complex and dynamic regulatory environment subjects the Company to a variety of risks including, but not limited to, data privacy and security vulnerabilities, unauthorized third-party usage of Company data associated with training models, malicious use and advanced deceitful communication methods, missed innovation opportunities, and potential competitive disadvantages. Guidance for awareness and responsible Generative AI use to protect ADM data from a legal and ethical standpoint, along with technological development for opportunistic uses, monitoring, and oversight are important components of the Company’s risk mitigation approach.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 1C.	CYBERSECURITY
The Company faces significant and persistent cybersecurity risks due to: the breadth of geographies, networks, and systems ADM must defend against cybersecurity attacks such as exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats; the attractiveness of the Company’s systems and processes to threat actors (including state-sponsored organizations) seeking to inflict harm on ADM or its customers; the substantial level of harm that could occur to the Company and its customers in case of a material cybersecurity incident; and ADM’s use of third-party products, services and components. During the year ended December 31, 2023, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably anticipated to materially affect the Company, including its business strategy, results of operations, or financial condition. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving. For more information on the Company's cybersecurity risks, refer to Item 1A, “Risk Factors”. ADM is committed to supporting the governance and oversight of cybersecurity risks and to implementing mechanisms, controls, technologies, and processes designed to help the Company assess, identify, and manage these risks.

Cybersecurity risks are included in the risk universe that the Company’s ERM function evaluates, with input from information security subject matter experts at the Company, to assess top risks to the enterprise. The ERM process provides input into our strategic planning process, such as development of action plans to address and mitigate identified risks. Integrating cybersecurity risk into the overall ERM process in this manner assists the Company in identifying, assessing, and managing material cybersecurity risks.

Item 1C.	CYBERSECURITY (Continued)
The Company has a dedicated cybersecurity team that collaborates with compliance, privacy, legal, and other teams across the global organization to assess the risk landscape. ADM’s cybersecurity program is designed to be aligned with applicable industry standards and is assessed regularly by independent third-party auditors. The multifaceted nature of the Company’s cybersecurity measures includes aspects of prevention, detection, and response capabilities, employee training programs, threat intelligence monitoring, and the implementation of an array of technologies. The Company has established processes to oversee and identify cybersecurity risks associated with the use of third-party service providers, which include the completion of due diligence before engaging with any third party, controls for response to mitigate any significant risks, and assessments and reviews during the course of the relationship. Additionally, the Company has ongoing partnerships with government and commercial cybersecurity experts to understand emerging cybersecurity threats.

The Company has seen an increase in cyberattack volume, frequency, and sophistication. ADM seeks to detect and investigate unauthorized attempts and attacks against its network, products, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to the Company’s internal processes and tools; however, ADM remains potentially vulnerable to known or unknown threats. The Company’s cyber incident response plan includes an escalation process if a cybersecurity incident meets specific rating criteria to trigger swift and effective action designed to minimize potential disruptions and protect the integrity of our operations. The Company also conducts periodic cybersecurity scenarios with senior management to enhance preparedness.

The Board of Directors has oversight of cybersecurity risk, which it manages as part of the ERM program. The Board of Directors is assisted by the Audit Committee, which regularly reviews the cybersecurity program with management and reports to the Board of Directors. Cybersecurity reviews by the Audit Committee or the Board of Directors generally occur quarterly, or more frequently as determined to be necessary or advisable. In recent years, the Board added a director who had served as Chief Information Officer for a large public company with sensitive information to assist the Board and Audit Committee in overseeing cybersecurity risks.

The Company’s cybersecurity program is led by the Chief Information Security Officer (CISO), who reports to the Senior Vice President and Chief Technology Officer (CTO). The CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team, many of whom hold cybersecurity certifications in Information Systems Security or Information Security Management, and through the use of technological tools and software and results from third party audits. Additionally, the CISO directs the Global Information and Cyber Security Council (the “Council”), which includes a diverse range of relevant experts. The Council includes management from global technology, compliance, privacy, controlling, operations, security, automation, ERM, and internal audit. The Council promotes alignment and communication of new and ongoing cybersecurity prevention techniques and provides a forum for staying current on the latest cybersecurity threats.

The CISO and CTO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. The CISO has served in that position since 2018 and, was previously the Vice President, Head of Enterprise Security, Americas at Worldpay and a Security Principal/Strategist for Hewlett Packard Enterprises for a combined cybersecurity experience of 20 years. The CTO joined ADM in 2016 and was previously Senior Vice President and Chief Information Officer at Dow Corning Corporation for approximately 6 years.

Item 2.	PROPERTIES

The Company’s operations are such that most products are efficiently processed near the source of raw materials.  Consequently, the Company has many plants strategically located in agricultural commodity producing areas.  The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products. The Company also owns approximately 160 warehouses and terminals primarily used as bulk storage facilities and has 67 innovation centers. Processing plants and procurement facilities owned or leased by unconsolidated joint ventures are not included in the tables below.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to its customers around the world, the Company owns approximately 1,900 barges, 10,100 rail cars, 230 trucks, 1,200 trailers, 140 boats, and 3 oceangoing vessels; and leases, under operating leases, approximately 640 barges, 21,800 rail cars, 350 trucks, 500 trailers, 24 boats, and 22 oceangoing vessels.

Item 2.	PROPERTIES (Continued)
The daily capacities of the processing plants and storage capacities of the procurement facilities that the Company owns or leases, under operating leases, are as follows:

	Ag Services and Oilseeds Processing Facilities (in 1,000s metric tons)
	Owned				Leased
			Refined
	Ag		Products
	Services	Crushing	and Other	Total	Crushing
North America	2	64	19	85	—
South America	—	20	12	32	1
Europe	1	34	15	50	—
Asia	—	1	—	1	1
Total daily capacity	3	119	46	168	2

	Ag Services and Oilseeds Procurement Facilities (in 1,000s metric tons)
	Owned				Leased
			Refined				Refined
	Ag		Products		Ag		Products
	Services	Crushing	and Other	Total	Services	Crushing	and Other	Total
North America	12,185	360	830	13,375	675	—	181	856
South America	2,105	60	—	2,165	941	—	—	941
Europe	1,385	288	—	1,673	—	—	—	—
Asia	—	—	—	—	130	4	—	134
Total storage capacity	15,675	708	830	17,213	1,746	4	181	1,931

	Carbohydrate Solutions Processing Plants (in 1,000s metric tons)
	Owned			Leased
	Starches & Sweeteners	Vantage Corn Processors	Total	Starches & Sweeteners
North America	72	17	89	—
Europe	6	—	6	1
Total daily capacity	78	17	95	1

	Carbohydrate Solutions Procurement Facilities (in 1,000s metric tons)
	Owned	Leased
	Starches & Sweeteners	Starches & Sweeteners
North America	589	86
Europe	—	18
Total storage capacity	589	104

Item 2.	PROPERTIES (Continued)

	Nutrition Processing Plants (in 1,000s metric tons)
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition	Animal Nutrition	Total
North America	80	10	90	25	50	75
South America	—	3	3	2	1	3
Europe	3	8	11	—	—	—
Asia	—	3	3	—	10	10
Total daily capacity	83	24	107	27	61	88

	Nutrition Procurement Facilities (in 1,000s metric tons)
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition
North America	316	28	344	2
Total storage capacity	316	28	344	2

Item 3.	LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 in Item 8 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief, including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice. See Note 20 in Item 8 for information on the Company’s legal proceedings which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market

The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “ADM”.

The number of registered stockholders of the Company’s common stock at March 8, 2024, was 7,795.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
October 1, 2023 to October 31, 2023	2,815,562	$72.453	2,815,562	70,433,792
November 1, 2023 to November 30, 2023	8,514,616	73.033	8,513,387	61,920,405
December 1, 2023 to December 31, 2023	9,886,971	73.709	9,886,971	52,033,434
Total	21,217,149	$73.271	21,215,920	52,033,434

(1) Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced stock repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2023, there were 1,229 shares received as payments for the withholding taxes on vested restricted stock awards.

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
Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index.  The graph assumes an initial investment of $100 on December 31, 2018 and assumes all dividends have been reinvested through December 31, 2023.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
Among Archer Daniels Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples Index

$275
$250
$225
$200
$175
$150
$125
$100
$75
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
ADM
S&P 500
S&P Consumer Staples

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This MD&A should be read in conjunction with the accompanying consolidated financial statements.

The Company’s significant portfolio actions and announcements during 2023 include:
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
•the announcement in May 2023 of a Strategic Development Agreement with Air Protein, a pioneer in air-based nutritional protein that requires no agriculture or farmland, decoupling protein production from traditional supply chain risks, to collaborate on research and development to advance new and novel proteins for nutrition;
•the announcement in June 2023 of the opening of a new Customer Creation and Innovation Center in Manchester, England, serving as a United Kingdom (UK) hub for food innovation and building upon ADM’s strong presence in the UK;
•the launch in July 2023 of a growth initiative of its re:generations™ regenerative agriculture program that will drive expansion to cover 2 million acres across 18 U.S. states and Canada in 2023, and 4 million acres globally by 2025;
•the announcement in October 2023 of a strategic partnership with Solugen, a rapidly scaling climate technology company that is reimagining the chemistry of everyday to scale a range of innovative, plant-based specialty chemicals and bio-based building block molecules in a new manufacturing facility in Marshall, Minnesota.;
•the opening in November 2023 of Green Bison Soy Processing, a joint venture with Marathon Petroleum Corp, a leading, integrated, downstream energy company headquartered in Findlay, Ohio;
•the announcement in November 2023 of an expansion of the Company’s global regenerative agriculture efforts with the launch of the Brazil program that aims to promote and support sustainable agricultural production with a focus on soil health, biodiversity protection, improved soil fertility and resilience, and increased farm productivity;
•the announcement in November 2023 to expand crush capacity in Brazil and the acquisition of a controlling stake in Buckminster Química, a Macatuba, São Paulo-based producer of refined glycerin; and
•the acquisition in December 2023 of D.C.A. Finance B.V., a commodity derivative brokerage service provider.
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

ADM plans to support the three pillars with investments in technology, which include expanding digital capabilities and investing further in research and development.

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

Intersegment Sales

Background

As previously disclosed, the Company received a voluntary document request from the SEC relating to intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments. In response, the Company engaged external counsel, assisted by a forensic accounting firm, to conduct an internal investigation, overseen by the Audit Committee of the Company’s Board of Directors, which is separately advised by external counsel (the Investigation). As previously disclosed on January 21, 2024, the Company placed Vikram Luthar, Chief Financial Officer and Senior Vice President, on administrative leave.

Correction of Certain Segment-Specific Historical Financial Information

Based on the Investigation, the Company is correcting certain segment-specific historical financial information for the years ended December 31, 2021 through 2023 to reflect immaterial error corrections to certain intersegment sales as further described and set forth in Note 17, Segment and Geographic Information of “Notes to Consolidated Financial Statements” included in Part II, Item 8 herein.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has historically disclosed in the footnotes to its financial statements that intersegment sales have been recorded at amounts approximating market. In connection with the Investigation, the Company identified certain intersegment sales that were not recorded at amounts approximating market. The immaterial error corrections generally arise from the measurement of intersegment sales pricing or rebates relating to products sold to the Nutrition reporting segment by the Ag Services and Oilseeds and Carbohydrate Solutions reporting segments.

Because each sale to be adjusted occurred between the Company’s reporting segments, the adjustments have no impact on the Company’s consolidated balance sheets and statements of earnings, comprehensive income (loss), or cash flows. The Company determined that the adjustments are not material to the Company’s consolidated financial statements taken as a whole for any period.

For more information, see Note 17, Segment and Geographic Information of “Notes to Consolidated Financial Statements” included in Part II, Item 8 herein.

In addition, because the Investigation covers the period between January 2018 and September 2023, the Company is providing below information with respect to the adjustments effected to operating profit for each of the Company’s reporting segments for each of the years ended December 31, 2018 through 2023.

Impact of the Adjustments on Ag Services and Oilseeds Segment on Segment Operating Profit

	Years Ended December 31
(In millions)	2023(1)	2022	2021	2020	2019	2018
Segment operating profit, as originally reported for 2022, 2021, 2020, 2019, and 2018	$4,066	$4,386	$2,775	$2,105	$1,935	$2,020
Adjustments	1	15	24	1	1	—
Segment operating profit, as revised	$4,067	$4,401	$2,799	$2,106	$1,936	$2,020

(1) The adjustments set forth in the tables above for the year ended December 31, 2023 reflect adjustments effected for the period January 1, 2023 through September 30, 2023. Given the timing of the Investigation, no adjustments were effected in the fourth quarter of 2023.

Impact of the Adjustments on Carbohydrate Solutions Segment Operating Profit

	Years Ended December 31
(In millions)	2023(1)	2022	2021	2020	2019	2018
Segment operating profit, as originally reported for 2022, 2021, 2020, 2019, and 2018	$1,345	$1,360	$1,283	$717	$644	$945
Adjustments	30	53	35	15	26	27
Segment operating profit, as revised	$1,375	$1,413	$1,318	$732	$670	$972

(1) The adjustments set forth in the tables above for the year ended December 31, 2023 reflect adjustments effected for the period January 1, 2023 through September 30, 2023. Given the timing of the Investigation, no adjustments were effected in the fourth quarter of 2023.

Impact of the Adjustments on Nutrition Segment Operating Profit

	Years Ended December 31
(In millions)	2023(1)	2022	2021	2020	2019	2018
Segment operating profit, as originally reported for 2022, 2021, 2020, 2019, and 2018	$458	$736	$691	$574	$418	$339
Adjustments	(31)	(68)	(59)	(16)	(27)	(27)
Segment operating profit, as revised	$427	$668	$632	$558	$391	$312

(1) The adjustments set forth in the tables above for the year ended December 31, 2023 reflect adjustments effected for the period January 1, 2023 through September 30, 2023. Given the timing of the Investigation, no adjustments were effected in the fourth quarter of 2023.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As further described in Note 17, Segment and Geographic Information of “Notes to Consolidated Financial Statements” included in Part II, Item 8 herein, the Company also corrected certain immaterial errors relating to the classification of certain intrasegment revenues. More information about such error correction is set forth in Note 17, Segment and Geographic Information.

Material Weakness

In connection with the Investigation, the Company identified a material weakness in the Company’s internal control over financial reporting related to its accounting practices and procedures for intersegment sales. The material weakness resulted from inadequate controls that allowed for certain intersegment sales to be reported at amounts not approximating market. The Company has put in place a plan to remediate this material weakness. For more information, see “Controls and Procedures” in Part II, Item 9A herein.

Government Investigations

The Company continues to cooperate with the SEC. Following the Company’s January 21, 2024 announcement of the Investigation, the Company received voluntary document requests from the Department of Justice (DOJ) focused primarily on the same subject matter, and the DOJ directed grand jury subpoenas to certain current and former Company employees. The Company is cooperating with the DOJ.

The foregoing is a summary of the Investigation and related matters. The Company could take new or different actions in addition to those taken to date if it determines those actions are appropriate.

Operations in Ukraine and Russia

ADM employs approximately 630 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. The Company’s footprint in Russia is limited to operations related to the production and transport of essential food commodities and ingredients.

While the Company’s Ukraine and Russian operations have historically represented 0.1% of consolidated revenues, the direct and indirect impacts of the ongoing military action could negatively affect ADM’s future operating results. The conflict in Ukraine has created disruptions in global supply chains and has created dislocations of key agricultural commodities. The indirect impact of these dislocations on the Company’s operating results will be a function of a number of variables including supply and demand responses from the rest of the world as well as the length of the conflict and the condition of the agricultural industry and export infrastructure after the conflict ends. The Black Sea Grain Initiative, an agreement that allowed Ukraine to export grain and other food products, expired on July 17, 2023. In September 2023, a new alternative shipping corridor in the Black Sea took effect with Ukraine setting up temporary routes from ports in Greater Odessa. For more information, refer to Part I, Item 1A, “Risk Factors”.

As of December 31, 2023, ADM’s assets in Ukraine consisted primarily of current assets that were less than 1% of the Company’s total current assets and an immaterial amount of non-current assets. Of the total current assets in Ukraine, the majority were related to inventories that represented less than 2% of ADM’s total inventories.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Twelve Months Ended December 31, 2023

The Company is subject to a variety of market factors which affect the Company’s operating results. In Ag Services and Oilseeds, supply has been impacted by market dislocations driven by geopolitical uncertainty, record Brazil soybean production, and extreme drought conditions in Argentina. Inflationary pressures impacted the entire value chain. Crushing was positively impacted by sustainable biofuel demand and protein consumption around the globe. In Refined Products and Other, margins were driven by strong oil demand and elevated oil prices that were supported by biofuels demand, driven by favorable blend economics as historically low distillate fuel oil inventory drove diesel prices to all-time highs. Mediocre growth in mandated renewable volume obligations for 2023 to 2025 drove further market volatility. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with stronger overall margins due to specialty products pricing. Lower gasoline prices in 2023 were supportive of higher domestic gasoline consumption and ethanol demand. Strong ethanol exports helped balance overall supply and demand and were supported by discretionary blending at export markets. In Nutrition, demand was softer in a few food and beverage product categories. Human Nutrition was impacted by inflation which drove lower demand especially in higher priced product categories in the food, beverage, and dietary supplement segment and impacted volumes in flavors, flavor systems, emulsifiers, bioactives, and alternative proteins. In Animal Nutrition, overall market remained weak with pressured farm gate prices in China and structurally decreasing European production. Certain tailwinds, however, including softening raw material prices, predominantly in micro ingredients, and recovery in global poultry production helped offset the negative impacts. The amino acids market continued to be subdued with ample supply from China.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net earnings attributable to controlling interests decreased 20% or $0.9 billion, to $3.5 billion. Segment operating profit decreased 10% or $0.6 billion, to $5.9 billion, and included a net charge of $344 million consisting of asset impairment and restructuring charges and net settlement contingencies totaling $361 million and a gain on the sale of certain assets of $17 million. Included in segment operating profit in the prior year was a net charge of $100 million consisting of charges totaling $147 million related to the impairment of certain assets, restructuring, and contingencies/settlements, partially offset by gains on the sale of certain assets of $47 million. Adjusted segment operating profit (a non-GAAP measure) decreased $0.4 billion to $6.2 billion due primarily to lower results in Crushing, Wilmar, Nutrition, Ag Services, and Starches and Sweeteners, partially offset by higher results in Refined Products and Other, Other Business, and Vantage Corn Processors. Lower margins partially offset by improved pricing and positive timing impacts, overall decline in volume, higher manufacturing costs, and unplanned downtime at Decatur East decreased adjusted segment operating profit. Corporate results in the current year were a net charge of $1.6 billion and included a mark-to-market gain of $6 million on the conversion option of the exchangeable bonds issued in August 2020, acquisition-related expenses of $7 million, and restructuring charges of $6 million. Corporate results in the prior year were a net charge of $1.3 billion and included a mark-to-market gain of $9 million on the conversion option of the exchangeable bonds issued in August 2020.

Income taxes of $828 million decreased $40 million. The Company’s effective tax rate for 2023 was 19.3% compared to 16.6% for 2022. The change in the rate was due primarily to changes in the geographic mix of pretax earnings.

Analysis of Statements of Earnings

Processed volumes by product for the years ended December 31, 2023 and 2022 are as follows (in metric tons):

(In thousands)	2023	2022	Change
Oilseeds	34,899	32,952	1,947
Corn	18,067	18,558	(491)
Total	52,966	51,510	1,456
The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds processed volumes was primarily related to improved crush rates in the current year compared to decreased crush rates in the prior year resulting from the decline in global demand for rapeseed and the decline in canola crop due to the drought condition in North America. The overall decrease in corn processed volumes was related to unplanned downtime from plants in Decatur, Illinois and due to the earthquake in Turkey and fire at the Cedar Rapids, Iowa dry mill.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues by segment for the years ended December 31, 2023 and 2022 are as follows:

(In millions)	2023	2022	Change
Ag Services and Oilseeds
Ag Services	$47,420	$53,181	$(5,761)
Crushing	14,020	13,139	881
Refined Products and Other	11,986	13,243	(1,257)
Total Ag Services and Oilseeds	73,426	79,563	(6,137)

Carbohydrate Solutions
Starches and Sweeteners	9,885	10,251	(366)
Vantage Corn Processors	2,989	3,710	(721)
Total Carbohydrate Solutions	12,874	13,961	(1,087)

Nutrition
Human Nutrition	3,634	3,769	(135)
Animal Nutrition	3,577	3,867	(290)
Total Nutrition	7,211	7,636	(425)

Other Business	424	396	28
Total Other Business	424	396	28
Total	$93,935	$101,556	$(7,621)

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

Revenues decreased $7.6 billion to $93.9 billion due to lower sales prices ($10.3 billion), partially offset by higher sales volumes ($2.7 billion). Lower sales prices of oils, soybeans, corn, biodiesel, and farming materials and lower sales volumes of corn, were partially offset by higher sales volumes of soybeans and biodiesel. Ag Services and Oilseeds revenues decreased 8% to $73.4 billion due to lower sales prices ($10.1 billion), partially offset by higher sales volumes ($4.0 billion). Carbohydrate Solutions revenues decreased 8% to $12.9 billion due to lower sales prices ($0.6 billion) and lower sales volumes ($0.5 billion). Nutrition revenues decreased 6% to $7.2 billion due to lower sales volumes ($0.8 billion), partially offset by higher sales prices ($0.4 billion).

Cost of products sold decreased $7.6 billion to $86.4 billion due principally to lower average commodity costs partially offset by higher volumes and increased manufacturing expenses. Manufacturing expenses increased $0.3 billion due to individually insignificant increases in various expense categories.

Foreign currency translation impacts increased revenues by $0.1 billion and cost of goods sold by $0.1 billion with no impact to gross profit.

Gross profit decreased $0.1 billion or 1%, to $7.5 billion due to lower results in Crushing ($273 million), Nutrition ($232 million) and Ag Services ($68 million), partially offset by higher results in Refined Products and Other ($431 million) and Carbohydrate Solutions ($46 million). These factors are explained in the segment operating profit discussion on page 41.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Selling, general, and administrative expenses increased 3% to $3.5 billion due principally to higher salaries and benefit costs, increased expenses for contracted outside labor, and higher professional and financing fees, partially offset by lower provisions for bad debt.

Asset impairment, exit, and restructuring costs increased $276 million to $342 million. Charges in the current year consisted of $137 million of impairments related to goodwill in the Animal Nutrition reporting unit, $108 million of impairments related to property, plant, and equipment and an equity method investment, $64 million of impairments related to customer list and discontinued Animal Nutrition trademarks, and $27 million of restructuring, presented as specified items within segment operating profit, and $6 million of restructuring in Corporate. Charges in the prior year consisted of $37 million of impairments related to certain long-lived assets and $28 million of restructuring, presented as specified items within segment operating profit, and $1 million of restructuring in Corporate.

Equity in earnings of unconsolidated affiliates decreased $281 million to $551 million due primarily to lower earnings from the Company’s investments in Wilmar, Skyland Grain, LLC, and Hungrana Ltd., partially offset by higher earnings from ADM’s investment in Olenex.

Interest and investment income increased $206 million to $499 million due primarily to higher interest rates, partially offset by revaluation losses of $76 million compared to revaluation gains of $37 million in the prior year.

Interest expense increased $251 million to $647 million due primarily to increased short-term rates on customer deposit balances in ADM Investor Services and on the Company’s commercial paper borrowing programs and increased interest expense from a new debt issuance at a higher rate. Interest expense in the current year also included a $6 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020 compared to a $9 million mark-to-market gain adjustment in the prior year.
Other income - net of $176 million decreased $182 million. Current year income included net gains on disposals of individually insignificant assets in the ordinary course of business of $38 million, the non-service components of net pension benefit income of $18 million, net foreign exchange gains of $85 million, and net other income. Prior year income included a legal recovery of $110 million related to the 2020 and 2019 closure of the Company’s export facility in Reserve, Louisiana, net foreign exchange gains of $105 million, a $50 million payment from the USDA Biofuel Producer Recovery Program, gains on disposals of individually insignificant assets in the ordinary course of business of $78 million, and the non-service components of net pension benefit income of $25 million, partially offset by net other expense.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit, adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the years ended December 31, 2023 and 2022 are as follows:

(In millions)	2023	2022	Change

Segment Operating Profit	$5,900	$6,549	$(649)
Specified Items:
Gains on sale of assets	(17)	(47)	30
Impairment, restructuring, and net settlement contingencies	361	147	214
Adjusted Segment Operating Profit	$6,244	$6,649	$(405)

Ag Services and Oilseeds
Ag Services	$1,168	$1,374	$(206)
Crushing	1,290	1,636	(346)
Refined Products and Other	1,306	837	469
Wilmar	303	554	(251)
Total Ag Services and Oilseeds	4,067	4,401	(334)

Carbohydrate Solutions
Starches and Sweeteners	1,329	1,376	(47)
Vantage Corn Processors	46	37	9
Total Carbohydrate Solutions	1,375	1,413	(38)

Nutrition
Human Nutrition	417	557	(140)
Animal Nutrition	10	111	(101)
Total Nutrition	427	668	(241)

Other Business	375	167	208
Total Other	375	167	208

Segment Operating Profit	$5,900	$6,549	$(649)
Corporate	(1,606)	(1,316)	(290)
Earnings Before Income Taxes	$4,294	$5,233	$(939)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit decreased 8%. In Ag Services, significantly higher origination volumes and margins in South America due to a record Brazilian soybean crop were mostly offset by decreased North American origination results from lower export demand and low water levels. Destination marketing, global ocean freight, and transportation results decreased due to less favorable timing effects and higher freight rates. Current year results also included a $48 million insurance settlement related to damages from Hurricane Ida compared to the prior year's $110 million legal recovery related to the 2019 and 2020 closure of the Company’s Reserve, Louisiana, export facility. In Crushing, global crush margins were historically strong, yet lower than the prior year’s record highs with the lower Argentine soybean crop driving a tight soybean meal supply, partially offset by improved processed volumes. In EMEA, lower meal demand and exports were offset by the switch capacity in the region. In Refined Products and Other, increasing global demand for fuel and food created elevated margins in North America and Europe for refined oils and biodiesel. In North America, sales volumes were also higher supported by U.S. renewable volume obligations and margins for food oil in Europe expanding year-over-year. Additionally, net positive mark-to-market timing effects that are expected to reverse as contracts execute in future periods contributed to the results in the current year. Equity earnings from Wilmar were lower versus the prior year.

Carbohydrate Solutions operating profit decreased 3%. Starches and Sweeteners, including ethanol production from the wet mills, capitalized on a solid demand environment during the year. North America starches and sweeteners delivered volumes and margins similar to the prior year with higher margins led by specialty products. Ethanol margins were solid as industry stocks moderated, though lower relative to the prior year. Results were negatively impacted due to unplanned downtime at one of the corn germ plants. In EMEA, the business effectively managed margins to deliver improved results. The global wheat milling business posted higher margins driven by solid customer demand. Vantage Corn Processors results were higher as the business executed on a robust demand and margin environment for ethanol partially offset by the absence of the prior year’s $50 million payment from the USDA Biofuel Producer Recovery Program.

Nutrition operating profit decreased 36%. Human Nutrition results were lower than the prior year, as the business continued to manage demand fulfillment challenges and destocking in certain categories. Flavors results were lower than the prior year driven by softer sales, higher expenses, and $45 million of negative impacts primarily related to the deconsolidation and write-down of a joint venture. Specialty Ingredients results were lower year-over-year due to continued lower market demand for plant-based proteins in meat alternatives and unplanned downtime at Decatur East. Health and Wellness results were lower than the prior year due to a revaluation loss of $19 million related to an investment in precision fermentation, partially offset by continued growth in the biotics category. Animal Nutrition results were lower compared to the prior year due to lower contribution from amino acids, pockets of softer global feed demand affecting volumes, and continued supply chain challenges and inventory losses in pet solutions.

Other Business operating profit increased 125%. Higher interest rates drove improved earnings in ADM Investor Services. Captive insurance results improved on premiums from new programs, partially offset by increased claim settlements.

Corporate results are as follows:

(In millions)	2023	2022	Change
Interest expense - net	$(431)	$(333)	$(98)
Unallocated corporate costs	(1,144)	(1,026)	(118)
Loss on sale of assets	—	(3)	3
Expenses related to acquisitions	(7)	(2)	(5)
Gain on debt conversion option	6	9	(3)
Restructuring charges	(6)	(1)	(5)
Other (expense) income	(24)	40	(64)
Total Corporate	$(1,606)	$(1,316)	$(290)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $1.6 billion in the current year compared to $1.3 billion in the prior year. Interest expense-net increased $98 million due primarily to increased short-term rates on the Company’s commercial paper borrowing programs and increased interest expense from a new debt issuance at a higher rate. Unallocated corporate costs increased $118 million due primarily to higher financing, information technology, and centers of excellence costs, partially offset by lower incentive compensation expense accruals and higher corporate cost allocation. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current year included the non-service components of net pension benefit income of $18 million and foreign exchange gains, partially offset by investment revaluation losses of $57 million and railroad maintenance expenses of $67 million. Other income in the prior year included investment revaluation gains of $37 million, the non-service components of net pension benefit income of $25 million, and foreign exchange gains, partially offset by railroad maintenance expenses of $67 million.

Non-GAAP Financial Measures

The Company uses adjusted net earnings, adjusted earnings per share (EPS), adjusted EBITDA, and adjusted segment operating profit, non-GAAP financial measures as defined by the SEC, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items. Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

Management believes that adjusted net earnings, adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS, net earnings, and segment operating profit, respectively, the most directly comparable amounts reported under GAAP.

The table below provides a reconciliation of net earnings to adjusted net earnings and diluted EPS to adjusted EPS for the years ended December 31, 2023 and 2022.

	2023		2022
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	542		563

Net earnings and reported EPS (fully diluted)	$3,483	$6.43	$4,340	$7.71
Adjustments:
Gains on sale of assets (net of tax of $5 million in 2023 and $11 million in 2022) (1)	(12)	(0.03)	(33)	(0.06)
Asset impairment, restructuring, and net settlement contingencies (net of tax of $57 million in 2023 and $33 million in 2022) (1)	310	0.57	115	0.21
Expenses related to acquisitions (net of tax of $1 million in 2023 and $1 million in 2022) (1)	6	0.01	1	—
Gain on debt conversion option (net of tax of $0) (1)	(6)	(0.01)	(9)	(0.02)
Tax adjustments	4	0.01	7	0.01
Adjusted net earnings and adjusted EPS	$3,785	$6.98	$4,421	$7.85

(1) Tax effected using the U.S. and applicable tax rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of net earnings to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2023 and 2022.

(In millions)	2023	2022	Change
Net earnings	$3,483	$4,340	$(857)
Net earnings (losses) attributable to noncontrolling interests	(17)	25	(42)
Income tax expense	828	868	(40)
Earnings before income taxes	4,294	5,233	(939)
Interest expense	430	396	34
Depreciation and amortization	1,059	1,028	31
Gains on sale of assets	(17)	(44)	27
Asset impairment, restructuring, and net settlement contingencies	367	148	219
Railroad maintenance expense	67	67	—
Expenses related to acquisitions	7	2	5
Adjusted EBITDA	$6,207	$6,830	$(623)

(In millions)	2023	2022	Change
Ag Services and Oilseeds	$4,434	$4,755	(321)
Carbohydrate Solutions	1,688	1,728	(40)
Nutrition	695	928	(233)
Other Business	368	227	141
Corporate	(978)	(808)	(170)
Adjusted EBITDA	$6,207	$6,830	$(623)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net earnings attributable to controlling interests increased 60% or $1.6 billion, to $4.3 billion. Segment operating profit increased 41% or $1.9 billion, to $6.5 billion, and included a net charge of $100 million consisting of charges totaling $147 million related to the impairment of certain assets, restructuring, and contingencies/settlements, partially offset by gains on the sale of certain assets of $47 million. Included in segment operating profit in the prior year was a net charge of $136 million consisting of charges totaling $213 million related to the impairment of certain assets, restructuring, and settlement, partially offset by gains on the sale of ethanol and certain other assets of $77 million. Adjusted segment operating profit (a non-GAAP measure) increased $1.9 billion to $6.6 billion due primarily to higher results in most businesses except in Vantage Corn Processors. Corporate results in 2022 were a net charge of $1.3 billion and included a mark-to-market gain of $9 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in 2021 were a net charge of $1.3 billion and included a pension settlement charge of $83 million, loss on debt extinguishment of $36 million, a mark-to-market gain of $19 million on the conversion option of the exchangeable bonds issued in August 2020, acquisition-related expenses of $7 million, and a restructuring charge of $4 million.

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

Interest expense increased $131 million to $396 million due to higher long-term debt balances and increased short-term rates on the Company’s U.S. and European commercial paper borrowing programs. Interest expense in 2022 also included a $9 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020 compared to a $19 million mark-to-market gain adjustment in 2021.
Other income - net of $358 million increased $264 million. Income in 2022 included a legal recovery related to the 2019 and 2020 closure of the Company’s Reserve, Louisiana, export facility of $110 million, net foreign exchange gains of $105 million, a $50 million one-time payment from the USDA Biofuel Producer Recovery Program, gains on disposals of individually insignificant assets in the ordinary course of business, and the non-service components of net pension benefit income of $25 million, partially offset by other net expense. Income in 2021 included gains on the sale of ethanol and certain other assets and disposals of individually insignificant assets in the ordinary course of business, net foreign exchange gains of $24 million, the non-service components of net pension benefit income of $33 million, and other income, partially offset by a non-cash pension settlement charge of $83 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Operating profit by segment and earnings before income taxes for the years ended December 31, 2022 and 2021 are as follows:

(In millions)	2022	2021	Change

Segment Operating Profit	$6,549	$4,638	$1,911
Specified Items:
Gain on sales of assets and businesses	(47)	(77)	30
Impairment, restructuring, and exit charges	147	213	(66)
Adjusted Segment Operating Profit	$6,649	$4,774	$1,875

Ag Services and Oilseeds
Ag Services	$1,374	$770	$604
Crushing	1,636	999	637
Refined Products and Other	837	652	185
Wilmar	554	378	176
Total Ag Services and Oilseeds	4,401	2,799	1,602

Carbohydrate Solutions
Sweeteners and Starches	1,376	948	428
Vantage Corn Processors	37	370	(333)
Total Carbohydrate Solutions	1,413	1,318	95

Nutrition
Human Nutrition	557	520	37
Animal Nutrition	111	112	(1)
Total Nutrition	668	632	36

Other Business	167	25	142
Total Other Business	167	25	142

Segment Operating Profit	6,549	4,638	1,911
Corporate	(1,316)	(1,325)	9
Earnings Before Income Taxes	$5,233	$3,313	$1,920

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit increased 57%. Ag Services results were significantly higher versus 2021. Global trade results were higher, driven by strong performances in destination marketing and global ocean freight. North American origination volumes were lower but margins were higher year-over-year. South America results were higher, driven by better origination margins on good demand for grain. Crushing was higher year-over-year driven by robust protein and renewable diesel demand. Positive net timing effects in 2022 versus negative timing effects in 2021 helped drive higher year-over-year results. Refined Products and Other results were higher than in 2021, driven by higher margins due to strong oils demand. Biodiesel margins also benefited from direct sales compared to the historical auction sales. Equity earnings from Wilmar were higher versus 2021.

Carbohydrate Solutions operating profit increased 7%. Starches and Sweeteners, including ethanol production from the wet mills, delivered higher results versus 2021, driven by solid margins across sweeteners and starches, strong contributions from corn co-products, and effective risk management, partially offset by weaker ethanol margins. Sales volumes for starches and sweeteners continued their recovery and the biosolutions platform continued to deliver revenue growth as demand for plant-based products expanded into more diverse applications. Vantage Corn Processors results were lower versus 2021 as ethanol margins decreased from the 2021 strong positioning gains and industrial alcohol results from the now-sold Peoria, Illinois facility, partially offset by the $50 million one-time payment from the USDA Biofuel Producer Recovery Program.

Nutrition operating profit increased 6%. Human Nutrition delivered higher year-over-year results. Flavors results were lower driven by demand fulfillment challenges, the impact of the strong U.S. dollar in EMEA, softer demand in Asia Pacific, and higher costs in North America. Strong sales growth in alternative proteins, including contribution from the Sojaprotein acquisition, and good demand for texturants offset some higher operating costs to help deliver better year-over-year results in Specialty Ingredients. Health and Wellness was also higher year-over-year, powered by probiotics, including the contribution from the November 2021 Deerland Probiotics and Enzymes acquisition, and robust demand for fiber and Vitamin E. Animal Nutrition profits were comparable to 2021.

Other Business operating profit increased 568%. Higher short-term interest rates drove improved earnings in ADM Investor Services and improved underwriting performance resulted in better captive insurance results.

Corporate results are as follows:

(In millions)	2022	2021	Change
Interest expense - net	$(333)	$(277)	(56)
Unallocated corporate costs	(1,026)	(957)	(69)
Loss on sale of assets	(3)	—	(3)
Expenses related to acquisitions	(2)	(7)	5
Loss on debt extinguishment	—	(36)	36
Gain loss on debt conversion option	9	19	(10)
Restructuring and settlement charges	(1)	(87)	86
Other income	40	20	20
Total Corporate	$(1,316)	$(1,325)	$9

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Corporate results were a net charge of $1.3 billion in 2022 compared to $1.3 billion in 2021. Interest expense-net increased $56 million due primarily to higher long-term debt balances and increased average rates on the Company’s U.S. and European commercial paper borrowing programs. Unallocated corporate costs increased $69 million due primarily to higher IT and project-related costs and higher costs in the Company’s centers of excellence, partially offset by lower incentive compensation accruals. Loss on debt extinguishment in 2021 related to the early redemption of $500 million aggregate principal amount of 2.750% notes due in March 2025. Gain on debt conversion option was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Restructuring and settlement charges in 2021 included a non-cash pension settlement charge of $83 million related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties, and individually insignificant restructuring charges. Other income in 2022 included investment revaluation gains of $37 million, the non-service components of net pension benefit income of $25 million, and foreign exchange gains from hedge activity, partially offset by railroad maintenance expenses of $67 million. Other income in 2021 included investment revaluation gains of $49 million, the non-service components of net pension benefit income of $16 million, and foreign exchange gains from hedge activity, partially offset by railroad maintenance expenses of $67 million.

Non-GAAP Financial Measures

The Company uses adjusted net earnings, adjusted earnings per share (EPS), adjusted EBITDA, and adjusted segment operating profit, non-GAAP financial measures as defined by the SEC, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items. Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

Management believes that adjusted net earnings, adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted EPS, adjusted EBITDA, and adjusted segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS, net earnings, and segment operating profit, respectively, the most directly comparable amounts reported under GAAP.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The table below provides a reconciliation of net earnings to adjusted net earnings and diluted EPS to adjusted EPS for the years ended December 31, 2022 and 2021.

	2022		2021
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	563		566

Net earnings and reported EPS (fully diluted)	$4,340	$7.71	$2,709	$4.79
Adjustments:
Gains on sale of assets (net of tax of $11 million in 2022 and $20 million in 2021) (1)	(33)	(0.06)	(57)	(0.1)
Asset impairment, restructuring, and settlement charges (net of tax of $33 million in 2022 and $63 million in 2021) (1)	115	0.21	237	0.42
Expenses related to acquisitions (net of tax of $1 million in 2022 and $2 million in 2021) (1)	1	—	5	0.01
Loss on debt extinguishment (net of tax of $9 million) (1)	—	—	27	0.05
Gain on debt conversion (net of tax of $0) (1)	(9)	(0.02)	(19)	(0.03)
Tax adjustments	7	0.01	33	0.05
Adjusted net earnings and adjusted EPS	$4,421	$7.85	$2,935	$5.19
(1) Tax effected using the U.S. and applicable tax rates.

The tables below provide a reconciliation of net earnings to adjusted EBITDA and adjusted EBITDA by segment for the years ended December 31, 2022 and 2021.

(In millions)	2022	2021	Change
Net earnings	$4,340	$2,709	$1,631
Net earnings attributable to noncontrolling interests	25	26	(1)
Income tax expense	868	578	290
Earnings before income taxes	5,233	3,313	1,920
Interest expense	396	265	131
Depreciation and amortization	1,028	996	32
Gains on sale of assets	(44)	(77)	33
Asset impairment, restructuring, and settlement charges	148	300	(152)
Railroad maintenance expense	67	67	—
Expenses related to acquisitions	2	7	(5)
Loss on debt extinguishment	—	36	(36)
Adjusted EBITDA	$6,830	$4,907	$1,923

(In millions)	2022	2021	Change
Ag Services and Oilseeds	$4,755	$3,169	1,586
Carbohydrate Solutions	1,728	1,651	77
Nutrition	928	853	75
Other Business	227	32	195
Corporate	(808)	(798)	(10)
Adjusted EBITDA	$6,830	$4,907	$1,923

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

Cash provided by operating activities was $4.5 billion in 2023 compared to $3.5 billion in 2022. Working capital changes decreased cash by $0.3 billion in the current year compared to a decrease of $1.5 billion in the prior year. Segregated investments increased $0.2 billion driven by higher interest rates. Trade receivables decreased $0.7 billion due to lower revenues. Inventories decreased $2.9 billion due to lower inventory prices and volumes. Trade payables decreased $1.5 billion due to lower payables related to grain and other inventory purchases. Payables to brokerage customers decreased $2.1 billion due to decreased trading activity in the Company’s futures commission and brokerage business.

Cash used in investing activities was $1.5 billion this year compared to $1.4 billion last year. Capital expenditures in the current year were $1.5 billion compared to $1.3 billion in the prior year. Proceeds from sales of assets and businesses were $60 million in the current year compared to $131 million in the prior year. There were no additional cost method investments in the current year compared to $0.2 billion in the prior year.

Cash used in financing activities was $4.6 billion this year compared to $2.5 billion last year. Long-term debt borrowings in the current year of $0.5 billion consisted of the $500 million aggregate principal amount of 4.500% Notes due 2033. Long-term debt borrowings in the prior year of $0.8 billion consisted of the $750 million aggregate principal amount of 2.900% Notes due 2032. Proceeds from the borrowings in the current year were used for general corporate purposes. Proceeds from the borrowings in the prior year were used to finance investments and expenditures in eligible green projects that contribute to environmental objectives and/or eligible social projects that aim to address or mitigate a specific social issue and/or seek to achieve positive social outcomes. Long-term debt payments in the current year of $1.0 billion consisted of the €600 million aggregate principal amount of 1.750% Notes due 2023 and $300 million aggregate principal amount of zero coupon exchangeable bonds due 2023. Long-term debt payments in the prior year of $0.5 billion consisted of the €0.5 billion aggregate principal amount of fixed-to-floating rate senior notes due 2022 issued in a private placement on March 25, 2021. Net payments on short-term credit arrangements of $0.4 billion in the current year was comparable to $0.4 billion to the prior year. Share repurchases in the current year were $2.7 billion compared to $1.5 billion in the prior year. Dividends paid in the current year were $1.0 billion compared to $0.9 billion in the prior year.
At December 31, 2023, ADM had $1.4 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.6 to 1.  Included in working capital is $7.0 billion of readily marketable commodity inventories.  At December 31, 2023, the Company’s capital resources included shareholders’ equity of $24.1 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $13.2 billion, of which $11.5 billion was unused.  ADM’s ratio of long-term debt to total capital (the sum of long-term debt of $8.3 billion and shareholders’ equity of $24.1 billion in 2023 and the sum of long-term debt of $7.7 billion and shareholders’ equity of $24.3 billion in 2022) was 25% and 24% at December 31, 2023 and 2022, respectively. The Company uses this ratio as a measure of ADM’s long-term indebtedness and an indicator of financial flexibility.  The Company’s ratio of net debt (the sum of short-term debt of $0.1 billion, current maturities of long-term debt of $1 million, and long-term debt of $8.3 billion less the sum of cash and cash equivalents of $1.4 billion and short-term marketable securities of none in 2023 and the sum of short-term debt of $0.5 billion, current maturities of long-term debt of $0.9 billion, and long-term debt of $7.7 billion less the sum of cash and cash equivalents of $1.0 billion and short-term marketable securities of none in 2022) to capital (the sum of net debt of $7.0 billion and shareholders’ equity of $24.1 billion in 2023 and the sum of net debt of $8.1 billion and shareholders' equity of $24.3 billion in 2022) was 22% and 25% at December 31, 2023 and 2022, respectively.  Of the Company’s total lines of credit, $5.0 billion supported the commercial paper borrowing programs, against which there was $5 million commercial paper outstanding at December 31, 2023.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of December 31, 2023, the Company had $1.4 billion of cash and cash equivalents, $0.5 billion of which is cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $6.8 billion, the Company has asserted these funds are indefinitely reinvested outside the U.S.

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $3.0 billion in funding against accounts receivable transferred into the Programs and expand the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 19 in Item 8 for more information and disclosures on the Programs). As of December 31, 2023, the Company utilized $1.6 billion of its facility under the Programs.

On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program. The Company has acquired approximately 148.0 million shares under this program and its extension as of December 31, 2023.

As of December 31, 2023, the Company has total available liquidity of $12.9 billion comprised of cash and cash equivalents and unused lines of credit.

In 2024, the Company expects capital expenditures of $1.3 billion and additional cash outlays of approximately $1.0 billion in dividends and up to $2.3 billion in share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

The Company’s purchase obligations as of December 31, 2023 and 2022 were $14.0 billion and $15.8 billion, respectively. The decrease is primarily related to a decrease in obligations to purchase agricultural commodity inventories, partially offset by an increase in energy commitments. As of December 31, 2023, the Company expects to make payments related to purchase obligations of $13.4 billion within the next twelve months. The Company’s other material cash requirements within the next 12 months include current maturities of long-term debt of $1 million, interest payments of $0.4 billion, operating lease payments of $0.3 billion, transition tax liability of $49 million, and pension and other postretirement plan contributions of $114 million. The Company expects to make payments related to purchase obligations and other material cash requirements beyond the next twelve months of $16.8 billion.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company was in compliance with these covenants as of December 31, 2023.

As of December 31, 2023, the three major credit rating agencies maintained the Company’s credit ratings at investment grade levels. Subsequent to December 31, 2023, the Company’s ratings were placed “On Credit Watch” and “Ratings Under Review” by two of the credit rating agencies.

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
Fair Value Measurements - Inventories and Commodity Derivatives

Description: Certain of the Company’s inventory, inventory-related payables, and commodity derivative assets and liabilities as of December 31, 2023 are valued at estimated fair values, including $7.0 billion of merchandisable agricultural commodity inventories, $1.4 billion of commodity derivative assets, $1.0 billion of commodity derivative liabilities, and $1.3 billion of inventory-related payables.  Commodity derivative assets and liabilities include forward purchase and sales contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.

Judgments and Uncertainties: Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets.  The Company’s inventory, inventory-related payables, and commodity derivative fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy.  Level 3 fair value measurements of approximately $3.4 billion of assets and $0.6 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price.  For more information concerning amounts reported as Level 3, see Note 4 in Item 8.

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

Income Taxes

Description: The Company accounts for income taxes in accordance with the applicable accounting standards which prescribe a minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

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
Sensitivity of Estimate to Change: While ADM considers all of its tax positions fully supportable, the Company faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due. The Company recognizes a tax position in its consolidated financial statements when it is determined to be more likely than not to be sustained upon examination, based on its technical merits. The position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. For example, the Company has received tax assessments from tax authorities in the Netherlands challenging income tax positions taken by subsidiaries of the Company. The Company evaluated its tax positions for these matters and concluded, based in part upon advice from legal counsel, that it was appropriate to recognize the tax benefits of these positions that are more likely than not to be sustained upon examination, based on their technical merits (see Note 13 in Item 8 for additional information).

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

Judgments and Uncertainties: The Company adopted the provisions of Topic 350, which permits, but does not require, a company to qualitatively assess indicators of a reporting unit’s fair value. If after completing the qualitative assessment, the Company believes it is more likely than not that a reporting unit is impaired, an estimate of fair value is prepared by the Company. Critical estimates in the determination of the fair value, when using a discounted cash flow analysis, of each reporting unit include, but are not limited to, future expected cash flows, revenue growth, EBITDA margins, and discount rates. These calculations contain uncertainties as they require management to make assumptions including, but not limited to, future expected cash flows of the reporting units utilizing appropriate revenue growth, EBITDA margins, and discount rate. A decline in the actual cash flows of the reporting units in future periods, as compared to the projected cash flows used in the discounted cash flow analysis, could result in the carrying value of the reporting units exceeding their respective fair values. Further, a change in the discount rate, as a result of a change in economic conditions or otherwise, could result in the carrying values of the reporting units exceeding their respective fair values.

Sensitivity of Estimate to Change: During the year ended December 31, 2023, the Company evaluated goodwill for impairment using a qualitative assessment in five reporting units and using a quantitative assessment in two reporting units.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company recorded a goodwill impairment charge of $137 million related to the Animal Nutrition reporting unit that was evaluated for impairment using a quantitative assessment during the year ended December 31, 2023. The Company utilized a third-party valuation specialist to assist management in determining the fair value of the Animal Nutrition reporting unit. The fair value of the Animal Nutrition reporting unit was estimated based on a combination of discounted cash flows (income approach) and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and or anticipated financial metrics (market approach). As a result of this impairment testing in the fourth quarter of 2023, the Company determined the fair value of the Animal Nutrition reporting unit was below its carrying value. The decline in the fair value of the Animal Nutrition reporting unit was primarily driven by a higher discount rate due to changes in the underlying business performance and industry conditions as well as the macroeconomic environment, causing a decline in the projected cash flows. During the first three quarters of 2023, Animal Nutrition’s business performance and industry conditions gradually declined despite management’s ongoing mitigation and efficiency improvement actions. Given Animal Nutrition’s significant excess in fair value over carrying value in prior years and the ongoing mitigation actions, the Company believed Animal Nutrition’s fair value was more likely than not greater than its carrying value as of September 30, 2023, and therefore did not conduct a quantitative evaluation of the reporting unit prior to the annual impairment testing on October 1, 2023. However, as these conditions persisted in the fourth quarter of 2023, the Company was no longer able to conclude Animal Nutrition’s fair value more likely than not exceeded carrying value and proceeded to perform the quantitative fair value estimate as described above. Following the recording of the impairment charge, the remaining carrying value of goodwill in the Animal Nutrition reporting unit as of December 31, 2023 was $0.9 billion.

The Company performed a sensitivity analysis for the significant assumptions used in the goodwill impairment testing analysis for the Animal Nutrition reporting unit. The sensitivities were calculated in isolation using the income approach and keeping all other assumptions constant. The sensitivities for revenue growth and EBITDA margins do not consider the offsetting impact of a lower discount rate assumption to reflect the reduced risk in estimated future cash flow growth used under the income approach or the related impacts on pricing multiples used under the market approach.
•A hypothetical increase to the discount rate of approximately 25 basis points would result in additional goodwill impairment of approximately $65 million;
•A hypothetical decrease in the expected annual revenue growth rate over the entire forecast period of approximately 100 basis points would result in additional goodwill impairment of approximately $60 million; and
•A hypothetical decrease in the expected EBITDA margins in each year over the entire forecast period of approximately 15 basis points would result in additional goodwill impairment of approximately $60 million.

The estimated fair value of the other reporting unit evaluated for impairment using a quantitative assessment during the year ended December 31, 2023 was in excess of 198% of its carrying value, and therefore no impairment was recorded for that reporting unit. There were goodwill impairment charges of $6 million recorded during the year ended December 31, 2021 and none during the year ended December 31, 2022. If management used different estimates and assumptions in its impairment tests, then impairment charges recorded could differ materially.

Investments in Affiliates

Description: The Company applies the equity method of accounting for investments over which the Company has the ability to exercise significant influence, including its 22.5% investment in Wilmar. These investments in affiliates are carried at cost plus equity in undistributed earnings and are adjusted, where appropriate, for amortizable basis differences between the investment balance and the underlying net assets of the investee.

Judgments and Uncertainties: Generally, the minimum ownership threshold for asserting significant influence is 20% ownership of the investee. However, the Company considers all relevant factors in determining its ability to assert significant influence including but not limited to, ownership percentage, board membership, customer and vendor relationships, and other arrangements. The Company also periodically compares the book value of its investment in Wilmar against its market value as determined through quoted market prices, and evaluates any potential other than temporary impairment based on the near-term prospects of Wilmar in relation to the severity and duration of the decline in fair value and the Company’s intent and ability to retain its investment in Wilmar.

Sensitivity of Estimate to Change: If management used a different accounting method for these investments, then the amount of earnings from affiliates the Company recognizes may differ. If management used different assumptions in the evaluation of its Wilmar investment, then the amount of any impairment charges could differ materially.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices.  The highest, lowest, and average weekly position for the years ended December 31, 2023 and 2022 together with the market risk from a hypothetical 10% adverse price change is as follows:

	December 31, 2023		December 31, 2022
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
	(In millions)
Highest position	$498	$50	$986	$99
Lowest position	(6)	(1)	44	4
Average position	125	13	388	39

The change in fair value of the average position was due to the overall decrease in average quantities of certain commodities.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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

The amount the Company considers indefinitely invested in foreign subsidiaries and corporate joint ventures translated into dollars using the year-end exchange rates is $15.5 billion and $13.0 billion ($17.9 billion and $15.5 billion at historical rates) at December 31, 2023 and 2022, respectively.  The increase is due to the increase in retained earnings of the foreign subsidiaries of $2.4 billion and the appreciation of foreign currencies versus the U.S. dollar of $0.1 billion.   The potential loss in fair value, which would principally be recognized in Other Comprehensive Income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $1.8 billion and $1.6 billion for December 31, 2023 and 2022, respectively.  Actual results may differ.

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

	December 31, 2023	December 31, 2022
	(In millions)
Fair value of long-term debt	$8,557	$7,502
Fair value amount over (under) carrying value	298	(232)
Market risk	378	342

The increase in the fair value of long-term debt at December 31, 2023 is due to a new debt issuance and a decrease in corporate bond interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Archer-Daniels-Midland Company

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share amounts)	December 31
	2023	2022	2021

Revenues	$93,935	$101,556	$85,249
Cost of products sold	86,422	93,986	79,262
Gross Profit	7,513	7,570	5,987

Selling, general and administrative expenses	3,456	3,358	2,994
Asset impairment, exit, and restructuring costs	342	66	164
Equity in earnings of unconsolidated affiliates	(551)	(832)	(595)
Loss on debt extinguishment	—	—	36
Interest and investment income	(499)	(293)	(96)
Interest expense	647	396	265
Other (income) expense - net	(176)	(358)	(94)
Earnings Before Income Taxes	4,294	5,233	3,313

Income tax expense	828	868	578
Net Earnings Including Noncontrolling Interests	3,466	4,365	2,735

Less: Net earnings (losses) attributable to noncontrolling interests	(17)	25	26

Net Earnings Attributable to Controlling Interests	$3,483	$4,340	$2,709

Average number of shares outstanding – basic	541	562	564

Average number of shares outstanding – diluted	542	563	566

Basic earnings per common share	$6.44	$7.72	$4.80

Diluted earnings per common share	$6.43	$7.71	$4.79

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(In millions)	December 31
	2023	2022	2021

Net earnings including noncontrolling interests	$3,466	$4,365	$2,735
Other comprehensive income (loss):
Foreign currency translation adjustment	48	(301)	279
Tax effect	32	(93)	(103)
Net of tax amount	80	(394)	176

Pension and other postretirement benefit liabilities adjustment	(88)	140	289
Tax effect	2	(15)	(71)
Net of tax amount	(86)	125	218

Deferred gain (loss) on hedging activities	15	(84)	33
Tax effect	(5)	7	7
Net of tax effect	10	(77)	40

Unrealized gain (loss) on investments	16	(12)	(2)
Tax effect	(1)	1	—
Net of tax effect	15	(11)	(2)
Other comprehensive income (loss)	19	(357)	432
Comprehensive income (loss)	3,485	4,008	3,167

Less: Comprehensive income (loss) attributable to noncontrolling interests	(20)	5	26

Comprehensive income (loss) attributable to controlling interests	$3,505	$4,003	$3,141

See notes to consolidated financial statements.

Archer-Daniels-Midland Company
Consolidated Balance Sheets

(In millions)	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$1,368	$1,037
Segregated cash and investments	7,228	9,010
Trade receivables - net	4,232	4,926
Inventories	11,957	14,771
Other current assets	4,982	5,666
Total Current Assets	29,767	35,410
Investments and Other Assets
Investments in and advances to affiliates	5,500	5,467
Goodwill and other intangible assets	6,341	6,544
Right-of-use assets	1,211	1,088
Other assets	1,304	1,332
Total Investments and Other Assets	14,356	14,431
Property, Plant, and Equipment
Land and land improvements	573	502
Buildings	5,876	5,639
Machinery and equipment	20,223	19,194
Construction in progress	1,360	1,440
	28,032	26,775
Accumulated depreciation	(17,524)	(16,842)
Net Property, Plant, and Equipment	10,508	9,933
Total Assets	$54,631	$59,774
Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$105	$503
Trade payables	6,313	7,803
Payables to brokerage customers	7,867	9,856
Current lease liabilities	300	292
Accrued expenses and other payables	4,076	4,795
Current maturities of long-term debt	1	942
Total Current Liabilities	18,662	24,191
Long-Term Liabilities
Long-term debt	8,259	7,735
Deferred income taxes	1,309	1,402
Non-current lease liabilities	931	816
Other	1,005	1,014
Total Long-Term Liabilities	11,504	10,967

Temporary Equity - Redeemable noncontrolling interest	320	299

Shareholders’ Equity
Common stock	3,154	3,147
Reinvested earnings	23,465	23,646
Accumulated other comprehensive income (loss)	(2,487)	(2,509)
Noncontrolling interests	13	33
Total Shareholders’ Equity	24,145	24,317
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$54,631	$59,774

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows

(In millions)	Year Ended December 31
	2023	2022	2021
Operating Activities
Net earnings including noncontrolling interests	$3,466	$4,365	$2,735
Adjustments to reconcile net earnings to net cash provided by (used in) operating results
Depreciation and amortization	1,059	1,028	996
Asset impairment charges	309	37	125
Deferred income taxes	(23)	(89)	(129)
Equity in earnings of affiliates, net of dividends	(143)	(457)	(177)
Stock compensation expense	112	147	161
Deferred cash flow hedges	15	(84)	34
Loss on debt extinguishment	—	—	36
(Gain) loss on sales of assets and businesses/investment revaluation	38	(115)	(149)
Other – net	(106)	178	309
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(194)	(1,512)	400
Trade receivables	737	(1,682)	(578)
Inventories	2,889	(295)	(2,839)
Other current assets	694	(279)	1,298
Trade payables	(1,544)	1,389	1,919
Payables to brokerage customers	(2,059)	891	2,527
Accrued expenses and other payables	(790)	(44)	(73)
Total Operating Activities	4,460	3,478	6,595

Investing Activities
Capital expenditures	(1,494)	(1,319)	(1,169)
Net assets of businesses acquired	(23)	(22)	(1,564)
Proceeds from sales of assets and businesses	60	131	245
Investments in affiliates	(18)	(77)	(34)
Cost method investments	—	(155)	(69)
Other – net	(21)	42	(78)
Total Investing Activities	(1,496)	(1,400)	(2,669)

Financing Activities
Long-term debt borrowings	501	752	1,329
Long-term debt payments	(963)	(482)	(534)
Net borrowings (payments) under lines of credit agreements	(390)	(428)	(1,085)
Share repurchases	(2,673)	(1,450)	—
Cash dividends	(977)	(899)	(834)
Other – net	(102)	8	6
Total Financing Activities	(4,604)	(2,499)	(1,118)

Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	(3)	—	—
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,643)	(421)	2,808
Cash, cash equivalents, restricted cash, and restricted cash equivalents – beginning of year	7,033	7,454	4,646
Cash, cash equivalents, restricted cash, and restricted cash equivalents – end of year	$5,390	$7,033	$7,454

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$1,368	$1,037	$943
Restricted cash and restricted cash equivalents included in segregated cash and investments	4,022	5,996	6,511
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,390	$7,033	$7,454

Cash paid for interest and income taxes were as follows:
Interest	$711	$409	$276
Income taxes	$742	$708	$553

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Shareholders’ Equity

				Accumulated Other		Total
	Common Stock		Reinvested	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Interests	Equity
	(In millions)

Balance, December 31, 2020	556	$2,824	$19,780	$(2,604)	$22	$20,022
Comprehensive income
Net earnings			2,709		26
Other comprehensive income (loss)				432	—
Total comprehensive income						3,167
Cash dividends paid-$1.48 per share			(834)			(834)
Stock compensation expense	3	161				161
Stock option exercises net of taxes	1	4				4
Other	—	5	—		(17)	(12)
Balance, December 31, 2021	560	$2,994	$21,655	$(2,172)	$31	$22,508

Comprehensive income
Net earnings			4,340		25
Other comprehensive income (loss)				(337)	(20)
Total comprehensive income						4,008
Cash dividends paid-$1.60 per share			(899)			(899)
Share repurchases	(17)		(1,450)			(1,450)
Stock compensation expense	3	147				147
Stock option exercises net of taxes	1	4				4
Other	—	2	—		(3)	(1)
Balance, December 31, 2022	547	$3,147	$23,646	$(2,509)	$33	$24,317

Comprehensive income
Net earnings			3,483		(17)
Other comprehensive income (loss)				22	(3)
Total comprehensive income						3,485
Cash dividends paid-$1.80 per share			(977)			(977)
Share repurchases	(36)		(2,697)			(2,697)
Stock compensation expense	3	112				112
Stock option exercises net of taxes	(1)	(110)				(110)
Other	—	5	10		—	15
Balance, December 31, 2023	513	$3,154	$23,465	$(2,487)	$13	$24,145

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies

Nature of Business

ADM unlocks the power of nature to enrich the quality of life for people and animals. ADM’s innovation and expertise are helping people live healthier lives and support a healthier planet. The Company’s globally-integrated footprint combined with local insight give ADM capabilities few other companies have to meet critical and global needs. With a foundation in nature and nutrition, the Company is a leader in sustainability, scaling across entire value chains to help decarbonize the industry, and safeguard the planet.

ADM has three business segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. The Company is an essential global agricultural supply chain manager and processor supporting food security by connecting local needs with global capabilities.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon.  The Company estimates uncollectible accounts by pooling receivables according to type, region, credit risk rating, and age. Each pool is assigned an expected loss co-efficient to arrive at a general reserve based on historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. The Company minimizes credit risk due to the large and diversified nature of its worldwide customer base. ADM manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio. The Company recorded bad debt expense in selling, general, and administrative expenses of $6 million, $88 million, and $32 million in the years ended December 31, 2023, 2022, and 2021, respectively.

Changes to the allowance for estimated uncollectible accounts are as follows:

	Year Ended December 31
	2023	2022
	(In millions)
Beginning, January 1	$199	$122
Current year provisions	6	88
Recoveries	2	2
Write-offs against allowance	(28)	(12)
Foreign exchange translation adjustment	—	(2)
Other	36	1
Ending, December 31	$215	$199
Current year provisions in the year ended December 31, 2023 is net of reversals of prior year general provisions for economic factors related to the pandemic and provision for a certain customer. Write-offs against allowance in the year ended December 31, 2023 were related to a customer in Brazil and allowance on receivables that were subsequently sold in the current year. Other in the year ended December 31, 2023 is due primarily to reclassifications.

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.
The following table sets forth the Company’s inventories as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
	(In millions)
Raw materials and supplies	$5,475	$6,975
Finished goods	6,482	7,796
Total inventories	$11,957	$14,771

Included in raw materials and supplies are work in process inventories which were not material as of December 31, 2023 and 2022.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Cost Method Investments

Cost method investments of $438 million and $488 million as of December 31, 2023 and 2022, respectively, are included in Other Assets in the Company’s consolidated balance sheets. Revaluation losses of $76 million for the year ended December 31, 2023 were related to investments in the alternative protein category and precision fermentation. Revaluation gains of $37 million and $49 million for the years ended December 31, 2022 and 2021, respectively, were in connection with observable third-party transactions (a level 2 measurement under applicable accounting standards). Revaluation gains and losses are recorded in interest and investment income in the Company’s consolidated statements of earnings. As of December 31, 2023, the cumulative amounts of upward and downward adjustments were $113 million and $76 million, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost.  Repair and maintenance costs are expensed as incurred. The Company uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 15 to 40 years; machinery and equipment - 3 to 40 years.  The Company capitalized interest on major construction projects in progress of $32 million, $20 million, and $17 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Goodwill and other intangible assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Definite-lived intangible assets, including capitalized expenses related to the Company’s 1ADM program such as third-party configuration costs and internal labor, are amortized over their estimated useful lives of 1 to 50 years and are reviewed for impairment whenever there are indicators the carrying value of the assets may not be fully recoverable. The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there are indicators the carrying value of the assets may not be fully recoverable.  The Company recorded impairment charges totaling $201 million related to goodwill, customer list, and discontinued animal nutrition trademarks, $2 million related to customer list, and $52 million related to goodwill and other intangibles during the years ended December 31, 2023, 2022, and 2021, respectively (see Note 9 for additional information).

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
The goodwill impairment charge recorded during the year ended December 31, 2023 of $137 million was related to the Animal Nutrition reporting unit that was evaluated for impairment using a quantitative assessment. The Company utilized a third-party valuation specialist to assist management in determining the fair value of the Animal Nutrition reporting unit. The fair value of the Animal Nutrition reporting unit was estimated based on a combination of discounted cash flows (income approach) and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and or anticipated financial metrics (market approach). As a result of the impairment testing in the fourth quarter of 2023, the Company determined the fair value of the Animal Nutrition reporting unit was below its carrying value. The decline in the fair value of the Animal Nutrition reporting unit was primarily driven by a higher discount rate due to changes in the underlying business performance and industry conditions as well as the macroeconomic environment, causing a decline in projected cash flows.

Asset Abandonments and Write-Downs

The Company evaluates long-lived assets for impairment whenever indicators of impairment exist.  In addition, assets are written down to fair value after consideration of the Company’s ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value.  Fair value is generally based on discounted cash flow analysis which relies on management’s estimate of market participant assumptions or estimated selling price for assets considered held for sale (a Level 3 measurement under applicable accounting standards). During 2023, 2022 and 2021, the Company temporarily idled certain assets which were not material. During the years ended December 31, 2023, 2022, and 2021, asset abandonment and impairment charges were $108 million, $35 million, and $73 million, respectively.

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

Research and Development

Costs associated with research and development are expensed as incurred and recorded within selling, general, and administrative expenses.  Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $256 million, $216 million, and $171 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Operations in Ukraine and Russia

ADM employs approximately 630 people in Ukraine and operates an oilseeds crushing plant, a grain port terminal, inland and river silos, and a trading office. The Company’s footprint in Russia is limited to operations related to the production and transport of essential food commodities and ingredients.

As a result of the ongoing conflict in Ukraine, the Company reviewed the valuation of its assets and concluded that as of December 31, 2023, receivables, net of allowances, are deemed collectible and market inventories are valued appropriately. The Company also evaluated the impact of Russia’s announcement of its purported annexation of four Ukrainian regions on the valuation of ADM’s assets in those regions and concluded the assets are appropriately valued. As the conflict in Ukraine evolves, the Company will continue to review the valuation of these assets and make any required adjustments, which are not expected to be material to the Company’s consolidated financial statements.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies (Continued)
Effective January 1, 2023, the Company adopted the amended guidance of ASC Subtopic 405-50, Liabilities - Supplier Finance Programs, which enhances the transparency of supplier finance programs. The amended guidance requires an entity (buyer) in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ADM has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP continue to be classified in current liabilities in the Company’s consolidated balance sheet and in operating activities in its consolidated statement of cash flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 90 days of the invoice date. As of December 31, 2023 and 2022, the Company's outstanding payment obligations suppliers had elected to sell to the financial institutions were $274 million and $196 million, respectively. Changes to the outstanding payment obligations are as follows:

Year Ended December 31
2023
(In millions)
Beginning, January 1	$196
Obligations confirmed	1,100
Obligations paid	(1,022)
Ending, December 31	$274

Through December 31, 2024, the Company has the option to adopt the amended guidance of ASC Topic 848, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and are retained through the end of the hedging relationship. The Company’s adoption of the amended guidance will not have an impact on its consolidated financial statements.

Effective December 31, 2024, the Company will be required to adopt the amended guidance of ASC 280, Segment Reporting, which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for more detailed information about a reportable segment’s expenses. The amended guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and permits entities to disclose more than one measure of a reportable segment’s profitability used by the Chief Operating Decision Maker. The adoption of the amended guidance will result in expanded disclosures in the Company’s segment and geographic information footnote but will not have an impact on the consolidated financial statements.

Effective December 31, 2025, the Company will be required to adopt the amended guidance of ASC 740, Income Taxes, which enhances the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The adoption of the amended guidance will result in expanded disclosures in the Company’s income taxes footnote but will not have an impact on the consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $761 million, $818 million, and $606 million for the years ended December 31, 2023, 2022, and 2021, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20.
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
Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Contract liabilities of $626 million and $694 million as of December 31, 2023 and 2022, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheet. Revenues recognized in the year ended December 31, 2023 from the December 31, 2022 contract liabilities were $469 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31, 2023
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$4,110	$761	$4,871	$42,549	$47,420
Crushing	470	—	470	13,550	14,020
Refined Products and Other	2,295	—	2,295	9,691	11,986
Total Ag Services and Oilseeds	6,875	761	7,636	65,790	73,426
Carbohydrate Solutions
Starches and Sweeteners	7,431	—	7,431	2,454	9,885
Vantage Corn Processors	2,989	—	2,989	—	2,989
Total Carbohydrate Solutions	10,420	—	10,420	2,454	12,874
Nutrition
Human Nutrition	3,634	—	3,634	—	3,634
Animal Nutrition	3,577	—	3,577	—	3,577
Total Nutrition	7,211	—	7,211	—	7,211

Other Business	424	—	424	—	424
Total Revenues	$24,930	$761	$25,691	$68,244	$93,935

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

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts accounted for as derivatives and are outside the scope of Topic 606.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from the sale of commodities, from service fees for the transportation of goods, from the sale of products manufactured in its global processing facilities, and from its structured trade finance activities. Revenue is measured based on the consideration specified in the contract. Revenue is recognized when a performance obligation is satisfied by transferring control over a product or providing service to a customer. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price which may include freight or other contractually specified cost components. For physically settled derivative sales contracts outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20. The Company engages in various structured trade finance activities to leverage its global trade flows whereby the Company obtains letters of credit (LCs) to guarantee payments on both global purchases and sales of grain. LCs guaranteeing payment on grain sales are sold on a non-recourse basis with no continuing involvement. The Company earns returns from the difference in interest rates between the LCs that guarantee payment on the underlying purchases and sales of grain given the differing risk profiles of the underlying transactions. The net return related to structured trade finance activities is included in revenue and is not significant for the years ended December 31, 2023, 2022, and 2021.

Carbohydrate Solutions

The Carbohydrate Solutions segment generates revenue from the sale of products manufactured at the Company’s global corn and wheat milling facilities around the world. Revenue is recognized when control over products is transferred to the customer. Products are shipped to customers from the Company’s various facilities and from its network of storage terminals. The amount of revenue recognized is based on the consideration specified in the contract which could include freight and other costs depending on the specific shipping terms of each contract. For physically settled derivative sales contracts outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by Topic 610-20.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 3.     Acquisitions

Fiscal year 2023 acquisitions

During the year ended December 31, 2023, the Company acquired Prairie Pulse Inc., an 83% majority stake in Buckminster Química, and D.C.A. Finance B.V. for an aggregate cash consideration of $25 million. The aggregate cash consideration of these acquisitions, net of $2 million in cash acquired, was preliminarily allocated as follows:

(In millions)
Property, plant, and equipment	$18
Goodwill	20
Other long-term assets	2
Long-term liabilities	(17)
Aggregate cash consideration	$23

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

Note 4.      Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022.

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(In millions)
Assets:
Inventories carried at market	$—	$4,274	$2,713	$6,987
Unrealized derivative gains:
Commodity contracts	—	628	731	1,359
Foreign exchange contracts	—	187	—	187
Cash equivalents	209	—	—	209
Segregated investments	1,362	—	—	1,362
Total Assets	$1,571	$5,089	$3,444	$10,104
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$500	$457	$957
Foreign exchange contracts	—	144	—	144
Inventory-related payables	—	1,219	101	1,320
Total Liabilities	$—	$1,863	$558	$2,421

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 4.      Fair Value Measurements (Continued)
The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022.

	Level 3 Fair Value Assets Measurements at December 31, 2023
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
	(In millions)
Balance, December 31, 2022	$2,760	$541	$3,301
Total increase (decrease) in net realized/unrealized gains included in cost of products sold	432	1,460	1,892
Purchases	29,929	—	29,929
Sales	(30,038)	—	(30,038)
Settlements	(4)	(1,559)	(1,563)
Transfers into Level 3	1,584	371	1,955
Transfers out of Level 3	(1,950)	(82)	(2,032)
Ending balance, December 31, 2023 (1)	$2,713	$731	$3,444

(1) Includes increase in unrealized gains of $2.1 billion relating to Level 3 assets still held at December 31, 2023.

	Level 3 Fair Value Liabilities Measurements at December 31, 2023
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total
	(In millions)
Balance, December 31, 2022	$89	$603	$6	$698
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense	5	1,303	(6)	1,302
Purchases	49	—	—	49
Settlements	(35)	(1,583)	—	(1,618)
Transfers into Level 3	1	157	—	158
Transfers out of Level 3	(8)	(23)	—	(31)
Ending balance, December 31, 2023 (1)	$101	$457	$—	$558

(1) Includes increase in unrealized losses of $1.3 billion relating to Level 3 liabilities still held at December 31, 2023.

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2023 and 2022.  The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.  As an example, for Level 3 inventories with basis, the unobservable component as of December 31, 2023 is a weighted average 25.0% of the total price for assets and 33.2% of the total price for liabilities.

	Weighted Average % of Total Price
	December 31, 2023		December 31, 2022
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	25.0%	33.2%	19.4%	15.2%
Transportation cost	11.5%	—%	10.5%	—%
Commodity Derivative Contracts
Basis	24.2%	24.9%	22.7%	26.5%
Transportation cost	9.3%	3.2%	13.5%	3.7%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Foreign Currency Contracts	$187	$122	$154	$275
Commodity Contracts	1,343	957	1,337	1,248
Debt Conversion Option	—	—	—	6
Total	$1,530	$1,079	$1,491	$1,529

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the years ended December 31, 2023, 2022, and 2021.

		Cost of		Other expense (income) - net
		products	Interest
(In millions)	Revenues	sold	Expense
For the Year Ended December 31, 2023
Consolidated Statement of Earnings	$93,935	$86,422	$647	$(176)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(33)	$322	$—	$43
Commodity Contracts	—	619	—	—
Debt Conversion Option	—	—	6
Total gain (loss) recognized in earnings	$(33)	$941	$6	$43	$957

For the Year Ended December 31, 2022
Consolidated Statement of Earnings	$101,556	$93,986	$396	$(358)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(42)	$367	$—	$194
Commodity Contracts	—	(120)	—	—
Debt Conversion Option	—	—	9	—
Total gain (loss) recognized in earnings	$(42)	$247	$9	$194	$408

For the Year Ended December 31, 2021
Consolidated Statement of Earnings	$85,249	$79,262	$265	$(94)

Pre-tax gains (losses) on:
Foreign Currency Contracts	$3	$(140)	$—	$189
Commodity Contracts	—	(1,606)	—	—
Debt Conversion Option	—	—	19	—
Total gain (loss) recognized in earnings	$3	$(1,746)	$19	$189	$(1,535)

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

Derivatives Designated as Cash Flow or Net Investment Hedging Instruments

The Company had certain derivatives designated as cash flow and net investment hedges as of December 31, 2023 and 2022.

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

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 59 million bushels per month. During the past 12 months, the Company hedged between 18% and 34% of its monthly grind.  At December 31, 2023, the Company had designated hedges representing between 4% to 28% of its anticipated monthly grind of corn for the next 12 months.

The Company, from time to time, also uses futures, options, and swaps to hedge the sales price of certain ethanol sales contracts.  The Company has established hedging programs for ethanol sales contracts that are indexed to unleaded gasoline prices and to various exchange-traded ethanol contracts. The objective of these hedging programs is to reduce the variability of cash flows associated with the Company’s sales of ethanol. During the past 12 months and as of December 31, 2023, the Company had no hedges related to ethanol sales.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 77% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At December 31, 2023, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 54% and 85% of the anticipated monthly natural gas consumption at the designated facilities. At December 31, 2023, the Company had designated hedges representing between 38% and 64% of the anticipated monthly natural gas consumption over the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
As of December 31, 2023 and 2022, the Company had after-tax gains of $42 million and after-tax losses of $17 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $42 million of the 2023 after-tax gains in its consolidated statement of earnings during the next 12 months.

Interest Rate Contracts
The Company used swap locks designated as cash flow hedges to hedge the changes in the forecasted interest payments due to changes in the benchmark rate leading up to future bond issuance dates. The terms of the swap locks matched the terms of the forecasted interest payments. The deferred gains and losses will be recognized in interest expense over the period in which the related interest payments will be paid. As of December 31, 2022, the Company executed swap locks maturing on various dates with an aggregate notional amount of $400 million. During the quarter ended March 31, 2023, the Company unwound the swap locks in anticipation of the April 3, 2023 debt issuance.

Foreign Currency Contracts
The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $0.8 billion as of December 31, 2023 and 2022, and foreign exchange forwards with an aggregate notional amount of $2.1 billion and $2.5 billion as of December 31, 2023 and 2022, respectively. Amounts excluded from the assessment of hedge effectiveness are immaterial for all periods presented.
As of December 31, 2023 and 2022, the Company had after-tax losses of $5 million and after-tax gains of $79 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Commodity Contracts	$16	$—	$—	$20
Interest Rate Contracts	—	—	109	—
Foreign Currency Contracts	—	22	104	—
Total	$16	$22	$213	$20

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 5.     Derivative Instruments & Hedging Activities (Continued)
The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statement of earnings for the years ended December 31, 2023, 2022, and 2021.

		Cost of products sold
(In millions)	Revenues
For the Year Ended December 31, 2023
Consolidated Statement of Earnings	$93,935	$86,422

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	—	322
Total gain (loss) recognized in earnings	$—	$322	$322

For the Year Ended December 31, 2022
Consolidated Statement of Earnings	$101,556	$93,986

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$351
Interest Rate Contracts	1	—
Total gain (loss) recognized in earnings	$1	$351	$352

For the Year Ended December 31, 2021
Consolidated Statement of Earnings	$85,249	$79,262

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$—	$490
Interest Rate Contracts	(16)	—
Total gain (loss) recognized in earnings	$(16)	$490	$474

Other Net Investment Hedging Strategies

The Company has designated €0.7 billion and €1.3 billion of its outstanding long-term debt and commercial paper borrowings at December 31, 2023 and 2022, respectively, as hedges of its net investment in a foreign subsidiary. As of December 31, 2023 and 2022, the Company had after-tax gains of $212 million and $228 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 6.     Other Current Assets

The following table sets forth the items in other current assets:

	December 31, 2023	December 31, 2022
	(In millions)
Unrealized gains on derivative contracts	$1,546	$1,704
Margin deposits and grain accounts	560	723
Customer omnibus receivable	1,052	1,309
Financing receivables - net (1)	237	235
Insurance premiums receivable	61	54
Prepaid expenses	445	443
Biodiesel tax credit	119	68
Tax receivables	491	616
Non-trade receivables	304	361
Other current assets	167	153
	$4,982	$5,666

(1) The Company provides financing to suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $6 million and $3 million at December 31, 2023 and 2022, respectively. Interest earned on financing receivables of $21 million, $15 million, and $11 million for the years ended December 31, 2023, 2022, and 2021, respectively, is included in interest and investment income in the consolidated statements of earnings.

Note 7.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	December 31, 2023	December 31, 2022
	(In millions)
Unrealized losses on derivative contracts	$1,101	$1,543
Accrued compensation	439	475
Income tax payable	284	248
Other taxes payable	172	136
Insurance claims payable	73	223
Contract liability	626	694
Other accruals and payables	1,381	1,476
	$4,076	$4,795

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
Note 8.     Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which ADM has the ability to exercise significant influence, including the Company’s 22.5% share ownership in Wilmar as of December 31, 2023 and 2022.  As of December 31, 2023, the Company also holds equity method investments in Pacificor (32.2%), Stratas Foods LLC (50.0%), Edible Oils Limited (50.0%), Olenex (37.5%), SoyVen (50.0%), Hungrana Ltd (50.0%), Almidones Mexicanos S.A. (50.0%), Aston Foods and Food Ingredients (50.0%), Red Star Yeast Company, LLC (40.0%), LSCP, LLLP (22.1%), Vimison S.A. de C.V. (45.3%), ADM Matsutani LLC (50%), Matsutani Singapore Pte. Ltd. (50%), ADM Vland Biotech Shandong Co., Ltd. (50%), Dusial S.A. (42.8%), and Vitafort ZRT (34.3%).

The Company had 73 and 67 unconsolidated domestic and foreign affiliates as of December 31, 2023 and 2022, respectively.  The following table summarizes the combined balance sheets as of December 31, 2023 and 2022, and the combined statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2023, 2022, and 2021.

	December 31
(In millions)	2023	2022
Current assets	$41,032	$41,407
Non-current assets	29,773	30,589
Current liabilities	(33,812)	(36,091)
Non-current liabilities	(8,973)	(9,300)
Noncontrolling interests	(2,489)	(2,641)
Net assets	$25,531	$23,964

	Year Ended December 31
(In millions)	2023	2022	2021
Revenues	$85,754	$109,448	$87,528
Gross profit	4,261	8,946	7,719
Net income	2,452	3,140	2,315

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2023 is $5.9 billion.  The Company’s investment in Wilmar has a carrying value of $4.1 billion as of December 31, 2023, and a market value of $3.8 billion based on quoted market price converted to U.S. dollars at the applicable exchange rate at December 31, 2023. The Company evaluated the near-term prospects of Wilmar in relation to the severity and duration of the decline in fair value. Based on that evaluation, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2023.

The Company provides credit facilities totaling $121 million to six unconsolidated affiliates. One facility that bears interest at 5.97% has an outstanding balance of $2 million while the other five facilities have no outstanding balance as of December 31, 2023. The outstanding balance is included in other current assets in the accompanying consolidated balance sheet.

Net sales to unconsolidated affiliates during the years ended December 31, 2023, 2022, and 2021 were $7.0 billion, $7.8 billion, and $6.6 billion, respectively.

Accounts receivable due from unconsolidated affiliates as of December 31, 2023 and 2022 was $167 million and $286 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
Note 9.     Goodwill and Other Intangible Assets

Goodwill balances attributable to consolidated businesses, by segment, are set forth in the following table.

	December 31, 2023	December 31, 2022
	(In millions)
Ag Services and Oilseeds	$235	$193
Carbohydrate Solutions	224	224
Nutrition	3,640	3,731
Other Business	4	14
Total	$4,103	$4,162

The changes in goodwill during the year ended December 31, 2023 were primarily related to impairment of $137 million in the Animal Nutrition reporting unit of Nutrition, partially offset by an increase due to an acquisition of $20 million principally in the Ag Services and Oilseeds segment and foreign currency translation gains of $65 million primarily in the Nutrition segment. As of December 31, 2023 and 2022, accumulated amortization loss was $156 million and $19 million, respectively.

The following table sets forth the other intangible assets:

				December 31, 2023			December 31, 2022
	Useful			Gross	Accumulated		Gross	Accumulated
	Life			Amount	Amortization	Net	Amount	Amortization	Net
	(In years)			(In millions)
Intangible assets with indefinite lives:
Trademarks/brands				$375	$—	$375	$397	$—	$397
Other				58	—	58	—	—	—

Intangible assets with definite lives:
Trademarks/brands	5	to	20	53	(35)	18	70	(28)	42
Customer lists	1	to	30	1,544	(627)	917	1,544	(542)	1,002
Capitalized software and related costs	5	to	8	950	(523)	427	721	(449)	272
Land rights	2	to	50	107	(30)	77	109	(25)	84
Other intellectual property	6	to	20	211	(135)	76	228	(112)	116
Recipes and other	1	to	35	511	(304)	207	547	(274)	273
Intangible assets in process				83	—	83	196	—	196
Total				$3,892	$(1,654)	$2,238	$3,812	$(1,430)	$2,382

The changes in the gross amounts during the year ended December 31, 2023 were primarily related to additions to capitalized software and related costs, net of the decrease in intangible assets in process and increases related to foreign currency translation of $53 million, partially offset by impairments of $64 million and reclassifications. The changes in accumulated amortization during the year ended December 31, 2023 were related to amortization expense and foreign currency translation of $15 million, partially offset by reclassifications. Aggregate amortization expense was $234 million, $235 million, and $177 million for the years ended December 31, 2023, 2022, and 2021, respectively, of which $72 million, $69 million, and $33 million, respectively, were for amortization of capitalized software and related costs. The estimated future aggregate amortization expense for the next five years is $338 million, $345 million, $337 million, $330 million, and $310 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements

The Company’s long-term debt consisted of the following:

Debt Instrument
Interest Rate	Face Amount	Due Date	December 31, 2023	December 31, 2022
			(In millions)
2.5% Notes	$1 billion	2026	$998	$997

3.25% Notes	$1 billion	2030	991	989

2.900% Notes	$750 million	2032	744	744

2.700% Notes	$750 million	2051	732	731

1% Notes	€650 million	2025	717	691

4.5% Notes	$600 million	2049	589	589

4.500% Notes	$500 million	2033	492	—

5.375% Debentures	$432 million	2035	426	425

3.75% Notes	$408 million	2047	403	403

5.935% Debentures	$336 million	2032	334	334

5.765% Debentures	$297 million	2041	297	297

4.535% Debentures	$383 million	2042	288	286

4.016% Debentures	$371 million	2043	263	260

7% Debentures	$160 million	2031	159	159

6.95% Debentures	$157 million	2097	154	154

7.5% Debentures	$147 million	2027	147	147

6.625% Debentures	$144 million	2029	144	144

6.75% Debentures	$103 million	2027	103	103

6.45% Debentures	$103 million	2038	102	102

1.750% Notes	€600 million	2023	—	641

0% Bonds	$300 million	2023	—	304

Other			177	177
Total long-term debt including current maturities			8,260	8,677
Current maturities			(1)	(942)
Total long-term debt			$8,259	$7,735

On April 3, 2023, the Company issued $500 million aggregate principal amount of 4.500% Notes due August 15, 2033. Net proceeds before expenses were $493 million. Proceeds from the borrowings were used for general corporate purposes.

In June 2023, the Company redeemed €600 million aggregate principal amount of 1.750% Notes due 2023.

In August 2023, the Company redeemed $300 million aggregate principal amount of zero coupon exchangeable bonds due 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 10.     Debt Financing Arrangements (Continued)
During the year ended December 31, 2023, Archer Daniels Midland Singapore, Pte. Ltd., a wholly-owned subsidiary of the Company, increased its revolving credit facility from $500 million to $750 million at an interest rate of Secured Overnight Financing Rate plus a fixed spread. The facility is used to finance working capital requirements and for general corporate purposes.

On February 28, 2022, the Company issued its first sustainability bond of $750 million aggregate principal amount of 2.900% notes due March 1, 2032. Net proceeds before expenses were $745 million. Proceeds from the borrowings were used to finance investments and expenditures in eligible green projects that contribute to environmental objectives and/or eligible social projects that aim to address or mitigate a specific social issue and/or seek to achieve positive social outcomes.

In September 2022, the Company redeemed €500 million aggregate principal amount of Fixed-to-Floating Rate Senior Notes due 2022 issued in a private placement on March 25, 2021.

Discount amortization expense, net of premium amortization, of $15 million, $6 million, and $10 million for the years ended December 31, 2023, 2022, and 2021, respectively, are included in interest expense related to the Company’s long-term debt.

At December 31, 2023, the fair value of the Company’s long-term debt exceeded the carrying value by $0.3 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

The aggregate maturities of long-term debt for the five years after December 31, 2023, are $1 million, $718 million, $999 million, $251 million, and $1 million, respectively.

At December 31, 2023, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $13.2 billion, of which $11.5 billion was unused.  The weighted average interest rates on short-term borrowings outstanding at December 31, 2023 and 2022, were 7.44% and 6.21%, respectively.  Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $5 million commercial paper outstanding at December 31, 2023.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements.  The Company is in compliance with these covenants as of December 31, 2023.

The Company had outstanding standby letters of credit and surety bonds at December 31, 2023 and 2022, totaling $1.6 billion.

The Company has accounts receivable securitization programs (the “Programs”).  The Programs provide the Company with up to $3.0 billion in funding resulting from the sale of accounts receivable.  As of December 31, 2023, the Company utilized $1.6 billion of its facility under the Programs (see Note 19 for more information on the Programs).

Note 11.     Stock Compensation

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 2020 Incentive Compensation Plan.  These options are issued at market value on the date of grant, vest incrementally over one year to five years, and expire ten years after the date of grant.

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model.  The volatility assumption used in the Black-Scholes single option pricing model is based on the historical volatility of the Company’s stock.  The volatility of the Company’s stock was calculated based upon the monthly closing price of the Company’s stock for the period immediately prior to the date of grant corresponding to the average expected life of the grant.  The average expected life represents the period of time that option grants are expected to be outstanding.  The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. No options were granted in 2023, 2022, and 2021.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)
A summary of option activity during 2023 is presented below:

	Shares	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
Shares under option at December 31, 2022	2,097	$38.27
Exercised	(483)	42.15
Forfeited or expired	—	0.00
Shares under option at December 31, 2023	1,614	$37.11

Exercisable at December 31, 2023	1,614	$37.11

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2023, is 2 years.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2023, is $59 million. The total intrinsic values of options exercised during the years ended December 31, 2023, 2022, and 2021, were $20 million, $117 million, and $37 million, respectively.  Cash proceeds received from options exercised during the years ended December 31, 2023, 2022, and 2021, were $20 million, $90 million, and $64 million, respectively.

At December 31, 2023, unrecognized compensation expense related to option grants to be recognized as compensation expense during the next year was immaterial.

The Company’s 2020 Incentive Compensation Plan provides for the granting of restricted stock and restricted stock units (Restricted Stock Awards) at no cost to certain officers and key employees.  In addition, the Company’s 2020 Incentive Compensation Plan also provides for the granting of performance stock units (PSUs) at no cost to certain officers and key employees.  Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a restriction period of three years. Starting with the February 2023 grant, Restricted Stock Awards have a three-year graded vesting schedule and vest at 33.33% each year. The awards for PSUs are made in common stock units and vest at the end of a vesting period of three years subject to the attainment of certain future service and performance criteria based on the Company’s adjusted return on invested capital (ROIC) and adjusted earnings per share (EPS) with a modifier for gender parity and GHG emissions. During the years ended December 31, 2023, 2022, and 2021, 1.7 million, 2.3 million, and 2.7 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs.  At December 31, 2023, there were 13.5 million shares available for future grants pursuant to the 2020 plan.

The fair value of Restricted Stock Awards and PSUs is determined based on the market value of the Company’s shares on the grant date. The weighted-average grant-date fair values of awards granted during the years ended December 31, 2023, 2022, and 2021 were $78.90, $70.13, and $53.28, respectively.

A summary of Restricted Stock Awards and PSUs activity during 2023 is presented below:

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested at December 31, 2022	6,408	$57.22
Granted	1,663	78.90
Vested	(2,559)	45.66
Forfeited	(180)	71.22
Non-vested at December 31, 2023	5,332	$69.82

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 11.     Stock Compensation (Continued)
At December 31, 2023, there was $91 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs.  Amounts to be recognized as compensation expense during the next three years are $58 million, $30 million, and $3 million, respectively. The total grant-date fair value of Restricted Stock Awards that vested during the year ended December 31, 2023 was $153 million.

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

Total compensation expense for option grants, Restricted Stock Awards, and PSUs recognized during the years ended December 31, 2023, 2022, and 2021 was $112 million, $147 million, and $161 million, respectively. Changes in incentive compensation expense are primarily caused by the level of attainment of the PSU performance criteria described above.

Note 12.     Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

(In millions)	Year Ended December 31
	2023	2022	2021

Gains on sale of assets	$(38)	$(78)	$(100)
Pension settlement	—	—	83
Other – net	(138)	(280)	(77)
	$(176)	$(358)	$(94)

Individually significant items included in the table above are:

Gains on sale of assets for the year ended December 31, 2023 and 2022 consisted of gains on sales of certain assets and disposals of individually insignificant assets in the ordinary course of business. Gains on sale of assets for the year ended December 31, 2021 consisted of gains on the sale of the Company’s ethanol production complex in Peoria, Illinois of $22 million, the sale of certain other assets, and disposals of individually insignificant assets in the ordinary course of business.
Pension settlement for the year ended December 31, 2021 was related to the purchase of group annuity contracts that irrevocably transferred the future benefit obligations and annuity administration for certain salaried and hourly retirees and terminated vested participants under the Company’s ADM Retirement Plan and ADM Pension Plan for Hourly-Wage Employees to independent third parties.

Other - net for the year ended December 31, 2023 included the non-service components of net pension benefit income of $18 million, net foreign exchange gains of $85 million, and net other income. Other - net for the year ended December 31, 2022 included a legal recovery related to the 2019 and 2020 closure of the Company’s export facility in Reserve, Louisiana of $110 million, net foreign exchange gains of $105 million, a $50 million one-time payment from the USDA Biofuel Producer Recovery Program, and the non-service components of net pension benefit income of $25 million, partially offset by net other expense. Other - net for the year ended December 31, 2021 included the non-service components of net pension benefit income of $16 million, net foreign exchange gains of $24 million, and net other income.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes

The following table sets forth the geographic split of earnings before income taxes:

	Year Ended
(In millions)	December 31
	2023	2022	2021

United States	$1,844	$2,725	$2,140
Foreign	2,450	2,508	1,173
	$4,294	$5,233	$3,313

Significant components of income taxes are as follows:

(In millions)	Year Ended December 31
	2023	2022	2021
Current
Federal	$291	$379	$404
State	47	97	79
Foreign	513	481	224
Deferred
Federal	(52)	23	(59)
State	(10)	7	(12)
Foreign	39	(119)	(58)
	$828	$868	$578

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
Significant components of deferred tax liabilities and assets are as follows:

	December 31, 2023	December 31, 2022
	(In millions)
Deferred tax liabilities
Property, plant, and equipment	$827	$811
Intangibles	358	417
Right of use assets	263	237
Equity in earnings of affiliates	214	191
Inventory reserves	—	11
Debt exchange	50	52
Reserves and other accruals	49	86
Other	137	108
	$1,898	$1,913
Deferred tax assets
Pension and postretirement benefits	$111	$104
Inventories	20	—
Lease liabilities	268	244
Stock compensation	42	51
Foreign tax loss carryforwards	494	496
Capital loss carryforwards	42	42
State tax attributes	25	21
Reserves and other accruals	5	22
Other	93	77
Gross deferred tax assets	1,100	1,057
Valuation allowances	(216)	(209)
Net deferred tax assets	$884	$848

Net deferred tax liabilities	$1,014	$1,065

The net deferred tax liabilities are classified as follows:
Noncurrent assets (foreign)	$295	$337
Noncurrent liabilities	(1,106)	(1,183)
Noncurrent liabilities (foreign)	(203)	(219)
	$(1,014)	$(1,065)

During 2023, the Company increased valuation allowances primarily related to net operating loss carryforwards.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended
	December 31
	2023	2022	2021

Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.9	1.4	1.5
Foreign earnings taxed at rates other than the U.S. statutory rate	(0.2)	(3.8)	(2.8)
Foreign currency effects/remeasurement	0.5	0.6	—
Income tax adjustment to filed returns	(0.4)	(0.1)	0.7
Tax benefit on U.S. biodiesel credits	(1.7)	(1.2)	(1.9)
Tax benefit on U.S. railroad credits	(1.5)	(1.2)	(2.0)
U.S. tax on foreign earnings	1.2	0.2	—
Valuation allowances	(0.2)	—	0.7
Other	(0.3)	(0.3)	0.2
Effective income tax rate	19.3%	16.6%	17.4%

The effective tax rates for 2023 and 2022 were impacted by the geographic mix of earnings. The effective tax rate for 2022 was also impacted by discrete tax items. The effective tax rate for 2021 was impacted by the geographic mix of earnings and U.S. tax credits, including the biodiesel tax credit and the railroad maintenance tax credit.
ADM’s operations in foreign jurisdictions accounted for 57%, 48%, and 35% of the Company’s total pre-tax earnings in fiscal years 2023, 2022, and 2021, respectively. The foreign rate differential was primarily due to various tax rates applicable to the income earned from the Company’s operations in Switzerland, Asia, South America and the Caribbean.
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
Undistributed earnings of the Company’s foreign subsidiaries and corporate joint ventures were approximately $17.9 billion at December 31, 2023. Because these undistributed earnings continue to be indefinitely reinvested in foreign operations, no income taxes, other than the transition tax, the U.S. tax on undistributed Subpart F, and the minimum tax on Global Intangible Low Taxed Income (GILTI), have been provided after the Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed earnings of foreign subsidiaries and corporate joint ventures not subject to the transition tax.
The Company has elected to pay the one-time transition tax on accumulated foreign earnings over eight years. As of December 31, 2023, the Company’s remaining transition tax liability was $85 million, which will be paid in installments through 2025.
The Company incurred U.S. taxable income of $425 million, $684 million, and $244 million related to GILTI and deducted $77 million, $67 million, and $87 million related to Foreign Derived Intangible Income Deduction in fiscal years 2023, 2022, and 2021 respectively. The Company made an accounting policy election to treat GILTI as a period cost. The Company has recorded and will continue to record the impact of tax reform items as U.S. tax authorities issue Treasury Regulations and other guidance addressing tax reform-related changes. The additional guidance, along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company’s net income or cash flow.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
The Company had $494 million and $496 million of tax assets related to net operating loss carryforwards of certain international subsidiaries at December 31, 2023 and 2022, respectively.  As of December 31, 2023, approximately $412 million of these assets have no expiration date, and the remaining $82 million expire at various times through fiscal 2033.  The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $160 million and $142 million against these tax assets at December 31, 2023 and 2022, respectively, due to the uncertainty of their realization.

The Company had $42 million of tax assets related to foreign capital loss carryforwards at December 31, 2023 and 2022.  The Company has recorded a valuation allowance of $42 million against these tax assets at December 31, 2023 and 2022 due to the uncertainty of their realization.

The Company had $25 million and $21 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2023 and 2022, respectively, a majority of which will expire between 2024 and 2028. Due to the uncertainty of realization, the Company recorded a valuation allowance of $14 million and $15 million related to state income tax assets net of federal tax benefit as of December 31, 2023 and 2022, respectively. The change in the valuation allowance was related to the expiration of certain state income tax attributes which were fully reserved in prior years.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2018 through 2023.

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2023 and 2022 as follows:

	Unrecognized Tax Benefits
	December 31, 2023	December 31, 2022
	(In millions)
Beginning balance	$151	$157
Additions related to current year’s tax positions	2	6
Additions related to prior years’ tax positions	28	26
Additions (adjustments) related to acquisitions	—	11
Reductions related to lapse of statute of limitations	(6)	(6)
Settlements with tax authorities	(7)	(43)
Ending balance	$168	$151

The additions and reductions in unrecognized tax benefits shown in the table included effects related to net income and shareholders’ equity.  The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow. At December 31, 2023 and 2022, the Company had accrued interest and penalties on unrecognized tax benefits of $52 million and $39 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 13.     Income Taxes (Continued)
The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due.  These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various jurisdictions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete.  Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months.  Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period.  If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $165 million on the tax expense for that period.

In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of December 31, 2023, this assessment was $90 million in tax and $34 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation. During the second quarter of 2021, the third party expert issued a final valuation. On September 30, 2022, the court issued a ruling consistent with the valuation report, and the Dutch tax authorities have filed an appeal. During the quarter ended March 31, 2023, ADM filed a cross-appeal. As of December 31, 2023, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation.

Note 14.     Leases

Lessee Accounting

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 6 months to 49 years. The renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at December 31, 2023.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 14.     Leases (Continued)

The following table sets forth the amounts relating to the Company’s total lease cost and other information.

	Year Ended December 31
	2023	2022	2021
	(In millions)
Lease cost:
Operating lease cost	$390	$356	$336
Short-term lease cost	126	127	117
Total lease cost	$516	$483	$453

Other information:
Operating lease liability principal payments	$374	$339	$325
Right-of-use assets obtained in exchange for new operating lease liabilities	$327	$357	$197

		December 31
		2023	2022
Weighted-average remaining lease term - operating leases (in years)		7	7
Weighted average discount rate - operating leases		4.1%	3.7%

Below is a tabular disclosure of the future annual undiscounted cash flows for operating lease liabilities as of December 31, 2023.

Undiscounted
Cash Flows
(In millions)
2024	$334
2025	260
2026	186
2027	146
2028	101
Thereafter	339
Total	1,366

Less interest (1)	(135)
Lease liability	$1,231

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

The Company maintains 401(k) plans covering substantially all U.S. employees.  The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants.  Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in the Company’s stock as part of their own investment elections.  Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds.  The Company’s 401(k) plans held 5.7 million shares of Company common stock at December 31, 2023, with a market value of $414 million.  Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2023 were $10 million.

The following table sets forth the components of retirement plan expense for the years ended December 31, 2023, 2022, and 2021:

	Pension Benefits			Postretirement Benefits
(In millions)	Year Ended December 31			Year Ended December 31
	2023	2022	2021	2023	2022	2021
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$41	$48	$64	$—	$1	$1
Interest cost	76	48	48	6	3	2
Expected return on plan assets	(83)	(79)	(95)	—	—	—
Settlement charges	—	—	83	—	—	—
Curtailments	—	(2)	—	—	—	—
Amortization of actuarial loss	3	17	33	2	5	6
Amortization of prior service cost (credit)	(20)	(20)	(20)	—	—	(2)
Net periodic defined benefit plan expense	17	12	113	8	9	7
Defined contribution plans	73	67	61	—	—	—
Total retirement plan expense	$90	$79	$174	$8	$9	$7

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2023 and 2022:

	Pension Benefits		Postretirement Benefits
	December 31 2023	December 31 2022	December 31 2023	December 31 2022
	(In millions)		(In millions)
Benefit obligation, beginning	$1,587	$2,178	$118	$154
Service cost	41	48	—	1
Interest cost	76	48	6	3
Actuarial loss (gain)	83	(575)	6	(24)
Employee contributions	3	3	—	—
Curtailments	—	(2)	—	—
Business combinations	(1)	—	—	—
Settlements	(1)	(1)	—	—
Benefits paid	(53)	(47)	(17)	(16)
Foreign currency effects	30	(65)	—	—
Benefit obligation, ending	$1,765	$1,587	$113	$118

Fair value of plan assets, beginning	$1,269	$1,742	$—	$—
Actual return on plan assets	121	(438)	—	—
Employer contributions	54	60	17	16
Employee contributions	3	3	—	—
Settlements	(1)	(1)	—	—
Benefits paid	(53)	(47)	(17)	(16)
Foreign currency effects	22	(50)	—	—
Fair value of plan assets, ending	$1,415	$1,269	$—	$—

Funded status	$(350)	$(318)	$(113)	$(118)

Prepaid benefit cost	$63	$60	$—	$—
Accrued benefit liability – current	(19)	(18)	(14)	(14)
Accrued benefit liability – long-term	(394)	(360)	(99)	(104)
Net amount recognized in the balance sheet	$(350)	$(318)	$(113)	$(118)

In 2023, the actuarial loss in the pension plans was primarily due to decreases in the global bond yields while actual return on plan assets was related to favorable asset performance in countries with material assets including the U.S., the U.K., Canada, and Switzerland.

The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 4 to 27 years for the Company’s defined benefit pension plans and from 5 to 18 years for the Company’s postretirement benefit plans.

Included in AOCI for pension benefits at December 31, 2023, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $56 million and unrecognized actuarial loss of $272 million.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
Included in AOCI for postretirement benefits at December 31, 2023, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service cost of $1 million and unrecognized actuarial loss of $20 million.

The following table sets forth the principal assumptions used in developing net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	December 31 2023	December 31 2022	December 31 2023	December 31 2022
Discount rate	4.8%	2.5%	5.1%	2.7%
Expected return on plan assets	6.0%	5.0%	N/A	N/A
Rate of compensation increase	4.3%	4.2%	N/A	N/A
Interest crediting rate	3.9%	1.9%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2023	December 31 2022	December 31 2023	December 31 2022
Discount rate	4.5%	4.8%	4.9%	5.1%
Rate of compensation increase	4.8%	4.3%	N/A	N/A
Interest crediting rate	4.0%	3.9%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.5 billion, $1.5 billion, and $1.0 billion, respectively, as of December 31, 2023, and $1.3 billion, $1.3 billion, and $0.9 billion, respectively, as of December 31, 2022.  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.5 billion, $1.5 billion, and $1.0 billion, respectively, as of December 31, 2023 and $1.2 billion, $1.2 billion, and $0.8 billion, respectively, as of December 31, 2022.  The accumulated benefit obligation for all pension plans as of December 31, 2023 and 2022, was $1.8 billion and $1.6 billion, respectively.

For postretirement benefit measurement purposes, a 6.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2023.  The rate was assumed to decrease gradually to 4.5% by 2031 and remain at that level thereafter.

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

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2023 and 2022.

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$37	$—	$—	$37
Mutual funds	147	—	—	147
Corporate bonds	—	473	—	473
U.S. Treasury instruments	262	—	—	262
U.S. government agency, state and local government bonds	—	8	—	8
Other	—	7	—	7
Total assets	$446	$488	$—	$934

Common collective trust funds at NAV
U.S. equity				15
International equity				60
Fixed income				330
Other				76
Total assets at fair value				$1,415

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Common stock	$68	$—	$—	$68
Mutual funds	245	—	—	245
Corporate bonds	—	318	—	318
U.S. Treasury instruments	173	—	—	173
U.S. government agency, state and local government bonds	—	5	—	5
Other	—	9	—	9
Total assets	$486	$332	$—	$818

Common collective trust funds at NAV
U.S. equity				23
International equity				76
Fixed income				247
Other				105
Total assets at fair value				$1,269

Level 3 Gains and Losses:
There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date:

	December 31 2023(1)(2)	December 31 2022(2)
Equity securities	19%	33%
Debt securities	77%	62%
Other	4%	5%
Total	100%	100%

(1)The Company’s U.S. pension plans contain approximately 67% of the Company’s global pension plan assets.  The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 20% equity securities and 80% debt securities.  The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation. The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 17% equity securities, 71% debt securities, and 12% other.  The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)The Company’s pension plans did not directly hold any shares of Company common stock as of the December 31, 2023 and 2022 measurement dates.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 15.     Employee Benefit Plans (Continued)
Investment objectives for the Company’s plan assets are to:

•Optimize the long-term return on plan assets in consideration of funded status risk.
•Maintain a broad diversification of assets and appropriate risk exposure across asset classes.
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

Contributions and Expected Future Benefit Payments

Based on actuarial calculations, the Company expects to contribute $27 million to the pension plans and $14 million to the postretirement benefit plan during 2024.  The Company may elect to make additional discretionary contributions during this period.

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans:

	Pension Benefits	Postretirement Benefits
	(In millions)
2024	$69	$14
2025	75	13
2026	82	11
2027	88	11
2028	94	10
2029-2033	559	41

Note 16.     Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value.  No preferred stock has been issued.  At December 31, 2023 and 2022, the Company had approximately 202.5 million shares and 169.0 million shares, respectively, of its common shares in treasury.  Treasury stock of $4.9 billion at December 31, 2023 and 2022 is recorded at cost as a reduction of common stock, and treasury stock of $2.7 billion and $1.7 billion at December 31, 2023 and 2022, respectively, is recorded at cost as a reduction of retained earnings.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 16.     Shareholders’ Equity (Continued)
The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2023 and 2022:

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
			(In millions)
Balance at December 31, 2021	$(2,248)	$225	$(147)	$(2)	$(2,172)
Other comprehensive income before reclassifications	(609)	268	117	(12)	(236)
Gain (loss) on net investment hedges	328	—	—	—	328
Amounts reclassified from AOCI	—	(352)	23	—	(329)
Tax effect	(93)	7	(15)	1	(100)
Net of tax amount	(374)	(77)	125	(11)	(337)
Balance at December 31, 2022	$(2,622)	$148	$(22)	$(13)	$(2,509)
Other comprehensive income before reclassifications	204	337	(46)	16	511
Gain (loss) on net investment hedges	(153)	—	—	—	(153)
Amounts reclassified from AOCI	—	(322)	(42)	—	(364)
Tax effect	32	(5)	2	(1)	28
Net of tax amount	83	10	(86)	15	22
Balance at December 31, 2023	$(2,539)	$158	$(108)	$2	$(2,487)

	Amounts reclassified from AOCI Year Ended December 31			Affected line item in the
Details about AOCI components	2023	2022	2021	consolidated statement of earnings
	(In millions)
Deferred loss (gain) on hedging activities
	$—	$(1)	$16	Revenues
	(322)	(351)	(490)	Cost of products sold
	(322)	(352)	(474)	Earnings before income taxes
	77	62	118	Income tax expense
	$(245)	$(290)	$(356)	Net earnings
Pension liability adjustment
Amortization of defined benefit pension items:
Prior service losses (credit)	$(26)	$(119)	$(77)	Other (income) expense – net
Actuarial losses	(16)	142	176	Other (income) expense – net
	(42)	23	99	Earnings before income taxes
	(10)	(4)	(26)	Income tax expense (benefit)
	$(52)	$19	$73	Net earnings

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

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. The Company engages in various structured trade finance activities to leverage its global trade flows. This segment also includes the Company’s share of the results of its equity investments in Wilmar, Pacificor, SoyVen, Olenex, Stratas Foods LLC, and Edible Oils Limited.

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers and ethanol for use in gasoline due to its ability to increase octane as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products. The Carbohydrate Solutions segment is a leader in carbon capture and sequestration. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A., Aston Foods and Food Ingredients, Red Star Yeast Company, LLC, and LSCP, LLLP. In November 2021, the Company sold its ethanol production complex in Peoria, Illinois.

The Nutrition segment serves various end markets including food, beverages, nutritional supplements, and feed and premix for livestock, aquaculture, and pet food. The segment engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Nutrition segment includes the activities related to the procurement, processing, and distribution of edible beans. The segment also includes activities related to the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. This segment also includes the Company’s share of the results of its equity investments in Vimison S.A. de C.V., ADM Matsutani LLC, Matsutani Singapore Pte. Ltd., ADM Vland Biotech Shandong Co., Ltd., Dusial S.A., and Vitafort ZRT.

Other Business includes the Company’s financial business units related to futures commission and insurance activities.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)
Intersegment sales have been recorded using principles consistent with ASC 606, Revenue from Contracts with Customers. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items included in total segment operating profit and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include unallocated corporate expenses, interest cost net of interest income, and revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies.

Correction of Certain Segment-Specific Historical Financial Information

As previously disclosed, the Company received a voluntary document request from the SEC relating to intersegment sales between the Company’s Nutrition segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments. In response, the Company engaged external counsel, assisted by a forensic accounting firm, to conduct an internal investigation, overseen by the Audit Committee of the Company’s Board of Directors, which is separately advised by external counsel (the Investigation).

The Company has historically disclosed in the footnotes to its financial statements that intersegment sales have been recorded at amounts approximating market. In connection with the Investigation, the Company identified certain intersegment sales for the years ended December 31, 2021 through 2023 that occurred between the Company’s Nutrition segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments that were not recorded at amounts approximating market.

The correction of these immaterial errors does not have any impact on the Company’s previously reported Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or Consolidated Statements of Shareholders’ Equity for any of the periods presented below.

The following tables present: (i) adjustments and revised gross revenues, intersegment revenues, and operating profit amounts for the Ag Services and Oilseeds segment; (ii) adjustments and revised gross revenues, intersegment revenues and operating profit amounts for the Carbohydrate Solutions segment; and (iii) adjustments and revised operating profit amounts for the Nutrition segment, in each case, for each of the years ended December 31, 2023, 2022, and 2021. No adjustments were required to the gross revenues of the Nutrition segment.

Impact of the Adjustments on Ag Services and Oilseeds Segment Gross Revenues and Operating Profit

	Years Ended December 31
(In millions)	2023(1)	2022	2021
Gross revenues, as originally reported for 2022 and 2021	$77,457	$83,686	$70,455
Adjustments	1	15	24
Gross revenues, as revised	$77,458	$83,701	$70,479

Intersegment revenues, as originally reported for 2022 and 2021	$4,031	$4,123	$3,408
Adjustments	1	15	24
Intersegment revenues, as revised	$4,032	$4,138	$3,432

Segment operating profit, as originally reported for 2022 and 2021	$4,066	$4,386	$2,775
Adjustments	1	15	24
Segment operating profit, as revised	$4,067	$4,401	$2,799

(1) The adjustments set forth in the table above for the year ended December 31, 2023 reflect adjustments effected for the period January 1, 2023 through September 30, 2023. Given the timing of the Investigation, no adjustments were effected in the fourth quarter of 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)
Impact of the Adjustments on Carbohydrate Solutions Segment Gross Revenues and Operating Profit

	Years Ended December 31
(In millions)	2023(1)	2022	2021
Gross revenues, as originally reported for 2022 and 2021	$14,509	$16,336	$12,672
Adjustments	30	53	35
Gross revenues, as revised	$14,539	$16,389	$12,707

Intersegment revenues, as originally reported for 2022 and 2021	$1,635	$2,375	$1,562
Adjustments	30	53	35
Intersegment revenues, as revised	$1,665	$2,428	$1,597

Segment operating profit, as originally reported for 2022 and 2021	$1,345	$1,360	$1,283
Adjustments	30	53	35
Segment operating profit, as revised	$1,375	$1,413	$1,318

(1) The adjustments set forth in the table above for the year ended December 31, 2023 reflect adjustments effected for the period January 1, 2023 through September 30, 2023. Given the timing of the Investigation, no adjustments were effected in the fourth quarter of 2023.

Impact of the Adjustments on Nutrition Segment Operating Profit

	Years Ended December 31
(In millions)	2023(1)	2022	2021
Segment operating profit, as originally reported for 2022 and 2021	$458	$736	$691
Adjustments	(31)	(68)	(59)
Segment operating profit, as revised	$427	$668	$632

(1) The adjustments set forth in the table above for the year ended December 31, 2023 reflect adjustments effected for the period January 1, 2023 through September 30, 2023. Given the timing of the Investigation, no adjustments were effected in the fourth quarter of 2023.

Separately, the Company determined that a portion of the originally reported gross revenues and intersegment revenues of each of the Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition segments included certain intrasegment revenues (resulting from sales within the segment), and should have included exclusively intersegment revenues (resulting from sales from one segment to the other).

The correction of these immaterial errors does not have any impact on the Company’s previously reported Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or Consolidated Statements of Shareholders’ Equity for any of the periods presented below.

The following tables present: (i) additional adjustments and further revised gross revenues and intersegment revenues amounts for the Ag Services and Oilseeds segment; (ii) additional adjustments and further revised gross revenues and intersegment revenues amounts for the Carbohydrate Solutions segment; and (iii) adjustments and revised gross revenues and intersegment revenues amounts for the Nutrition segment, for each of the years ended December 31, 2023, 2022, and 2021.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)
Additional Impact of the Adjustments on Ag Services and Oilseeds Segment Gross Revenues and Intersegment Revenues

	Years Ended December 31
(In millions)	2023(1)	2022	2021
Gross revenues, as revised	$77,458	$83,701	$70,479
Additional adjustments	(1,446)	(1,579)	(1,115)
Gross revenues, as further revised	$76,012	$82,122	$69,364

Intersegment revenues, as revised	$4,032	$4,138	$3,432
Additional adjustments	(1,446)	(1,579)	(1,115)
Intersegment revenues, as further revised	$2,586	$2,559	$2,317

(1) The adjustments set forth in the table above for the year ended December 31, 2023 reflect adjustments effected for the period January 1, 2023 through September 30, 2023. Given the timing of the Investigation, no adjustments were effected in the fourth quarter of 2023.

Additional Impact of the Adjustments on Carbohydrate Solutions Segment Gross Revenues and Intersegment Revenues

	Years Ended December 31
(In millions)	2023(1)	2022	2021
Gross revenues, as revised	$14,539	$16,389	$12,707
Additional adjustments	(11)	(487)	(295)
Gross revenues, as further revised	$14,528	$15,902	$12,412

Intersegment revenues, as revised	$1,665	$2,428	$1,597
Additional adjustments	(11)	(487)	(295)
Intersegment revenues, as further revised	$1,654	$1,941	$1,302

(1) The adjustments set forth in the table above for the year ended December 31, 2023 reflect adjustments effected for the period January 1, 2023 through September 30, 2023. Given the timing of the Investigation, no adjustments were effected in the fourth quarter of 2023.

Impact of the Adjustments on Nutrition Segment Gross Revenues and Intersegment Revenues

	Years Ended December 31
(In millions)	2023(1)	2022	2021
Gross revenues, as originally reported for 2022 and 2021	$7,466	$7,836	$6,933
Adjustments	(141)	(15)	(68)
Gross revenues, as revised	$7,325	$7,821	$6,865

Intersegment revenues, as originally reported for 2022 and 2021	$255	$200	$221
Adjustments	(141)	(15)	(68)
Intersegment revenues, as revised	$114	$185	$153

(1) The adjustments set forth in the table above for the year ended December 31, 2023 reflect adjustments effected for the period January 1, 2023 through September 30, 2023. Given the timing of the Investigation, no adjustments were effected in the fourth quarter of 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)
Segment Information

The following tables present data by segment, adjusted for the matters discussed above, for the years ended December 31, 2023, 2022 and 2021.

(In millions)	Year Ended December 31
	2023	2022	2021
Gross revenues
Ag Services and Oilseeds	$76,012	$82,122	$69,364
Carbohydrate Solutions	14,528	15,902	12,412
Nutrition	7,325	7,821	6,865
Other	424	396	380
Intersegment elimination	(4,354)	(4,685)	(3,772)
Total	$93,935	$101,556	$85,249

Intersegment revenues
Ag Services and Oilseeds	$2,586	$2,559	$2,317
Carbohydrate Solutions	1,654	1,941	1,302
Nutrition	114	185	153
Total	$4,354	$4,685	$3,772

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$47,420	$53,181	$45,017
Crushing	14,020	13,139	11,368
Refined Products and Other	11,986	13,243	10,662
Total Ag Services and Oilseeds	73,426	79,563	67,047

Carbohydrate Solutions
Starches and Sweeteners	9,885	10,251	7,611
Vantage Corn Processors	2,989	3,710	3,499
Total Carbohydrate Solutions	12,874	13,961	11,110

Nutrition
Human Nutrition	3,634	3,769	3,189
Animal Nutrition	3,577	3,867	3,523
Total Nutrition	7,211	7,636	6,712

Other	424	396	380
Total	$93,935	$101,556	$85,249

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

(In millions)	Year Ended December 31
	2023	2022	2021
Depreciation
Ag Services and Oilseeds	$350	$334	$349
Carbohydrate Solutions	304	307	322
Nutrition	132	120	101
Other	10	9	8
Corporate	29	24	27
Total	$825	$794	$807

Long-lived asset impairments(1)
Ag Services and Oilseeds	$11	$—	$10
Carbohydrate Solutions	32	14	13
Nutrition	65	21	50
Total	$108	$35	$73

Interest and investment income
Ag Services and Oilseeds	$54	$52	$27
Nutrition	(18)	2	1
Other	499	185	16
Corporate	(36)	54	52
Total	$499	$293	$96

Equity in earnings of affiliates
Ag Services and Oilseeds	$459	$714	$500
Carbohydrate Solutions	76	94	70
Nutrition	21	23	24
Corporate	(5)	1	1
Total	$551	$832	$595

(1) See Note 18 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information (Continued)

(In millions)	Year Ended December 31
	2023	2022	2021
Segment Operating Profit
Ag Services and Oilseeds	$4,067	$4,401	$2,799
Carbohydrate Solutions	1,375	1,413	1,318
Nutrition	427	668	632
Other	375	167	25
Specified Items:
Gains on sales of assets and businesses(1)	17	47	77
Impairment, restructuring, and net settlement contingencies(2)	(361)	(147)	(213)
Total segment operating profit	5,900	6,549	4,638
Corporate	(1,606)	(1,316)	(1,325)
Earnings before income taxes	$4,294	$5,233	$3,313

(1) The gains in 2023 and 2022 were related to the sale of certain assets. The gains in 2021 were related to the sale of ethanol and certain other assets.

(2) The charges in 2023 were related to the impairment of certain long-lived assets, goodwill, intangibles, and an equity investment, restructuring, and a contingency related to import duties, partially offset by settlement/contingency adjustments. The charges in 2022 were related to the impairment of certain assets, restructuring, and settlement contingencies. The charges in 2021 were related to the impairment of certain long-lived assets, goodwill, and other intangibles, restructuring, and a legal settlement.

(In millions)	December 31
	2023	2022
Investments in and advances to affiliates
Ag Services and Oilseeds	$4,888	$4,863
Carbohydrate Solutions	380	365
Nutrition	145	111
Corporate	87	128
Total	$5,500	$5,467

Identifiable assets
Ag Services and Oilseeds	$25,473	$28,657
Carbohydrate Solutions	6,334	6,801
Nutrition	10,341	10,615
Other	8,701	10,569
Corporate	3,782	3,132
Total	$54,631	$59,774

(In millions)	Year Ended December 31
	2023	2022
Gross additions to property, plant, and equipment
Ag Services and Oilseeds	$732	$568
Carbohydrate Solutions	351	261
Nutrition	262	314
Other	1	15
Corporate	37	53
Total	$1,383	$1,211

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

	Year Ended
(In millions)	December 31
	2023	2022	2021
Revenues
United States	$38,783	$43,272	$35,396
Switzerland	19,898	21,821	18,453
Cayman Islands	7,646	5,883	5,515
Brazil	3,361	4,004	3,213
Mexico	3,185	3,709	2,934
Canada	2,400	2,272	1,818
United Kingdom	2,219	2,231	1,848
Other Foreign	16,443	18,364	16,072
	$93,935	$101,556	$85,249

(In millions)	December 31
	2023	2022
Long-lived assets
United States	$6,660	$6,322
Brazil	874	801
Other Foreign	2,974	2,810
	$10,508	$9,933

Note 18.     Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs.

(In millions)	Year Ended December 31
	2023	2022	2021

Restructuring and exit costs (1)	$33	$29	$39
Impairment charge - goodwill and other intangible assets (2)	201	2	52
Impairment charge - other long-lived assets (3)	108	35	73
Total asset impairment, exit, and restructuring costs	$342	$66	$164

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Asset Impairment, Exit, and Restructuring Costs (Continued)
(1)Restructuring and exit costs for the year ended December 31, 2023 consisted of several individually insignificant restructuring charges totaling $27 million presented as specified items within segment operating profit and $6 million in Corporate. Restructuring and exit costs for the year ended December 31, 2022 consisted of several individually insignificant restructuring charges totaling $28 million presented as specified items within segment operating profit and restructuring charges of $1 million in Corporate. Restructuring and exit costs for the year ended December 31, 2021 consisted of several individually insignificant restructuring charges totaling $35 million presented as specified items within segment operating profit and $4 million in Corporate.
(2)Impairment charge - goodwill and other intangible assets for the year ended December 31, 2023 consisted of impairments related to goodwill of $137 million and customer list and discontinued animal nutrition trademarks totaling $64 million in Nutrition, presented as specified items within segment operating profit. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2022 consisted of customer list impairment of $2 million in Nutrition presented as specified items within segment operating profit. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2021 consisted of goodwill impairment of $5 million and land rights impairment of $42 million in Ag Services and Oilseeds, and goodwill impairment of $1 million and customer list impairment of $4 million in Nutrition, presented as specified items within segment operating profit.

(3)Impairment charge - other long-lived assets for the year ended December 31, 2023 consisted of impairments related to certain long-lived assets in Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition of $10 million, $33 million, and $65 million, respectively, presented as specified items within segment operating profit. Impairment charge - other long-lived assets for the year ended December 31, 2022 consisted of impairments related to certain long-lived assets in Carbohydrate Solutions and Nutrition of $15 million and $20 million, respectively, presented as specified items within segment operating profit. Impairment charge - other long-lived assets for the year ended December 31, 2021 consisted of impairments related to certain long-lived assets in Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition of $10 million, $13 million, and $50 million, respectively, presented as specified items within segment operating profit.

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

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $1.1 billion (€1.0 billion) for the accounts receivables transferred. The Second Program terminates on April 19, 2024, unless extended.
Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At December 31, 2023 and 2022, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 19.     Sale of Accounts Receivable (Continued)
As of December 31, 2023 and 2022, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheet was $1.6 billion and $2.6 billion, respectively. Total receivables sold were $54.8 billion, $59.0 billion, and $50.3 billion for the years ended December 31, 2023, 2022, and 2021, respectively. Cash collections from customers on receivables sold were $53.6 billion, $56.9 billion, and $47.3 billion for the years ended December 31, 2023, 2022, and 2021, respectively. Receivables pledged as collateral to the Purchasers were $1.1 billion and $0.6 billion as of December 31, 2023 and 2022, respectively.
Transfers of receivables under the Programs during the years ended December 31, 2023, 2022, and 2021 resulted in an expense for the loss on sale of $56 million, $21 million, and $11 million, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

The Company reflects cash flows related to the Programs as operating activities because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Note 20.     Legal Proceedings

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within Company’s complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 20.     Legal Proceedings (Continued)

Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP has appealed the dismissal to the United States Court of Appeals for the Seventh Circuit. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. On March 18, 2022, the Nebraska federal district court granted ADM’s motion to transfer the GP case back to the Central District of Illinois for further proceedings. ADM moved to dismiss the complaint on May 20, 2022 and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal. As of December 31, 2023, the appeal was pending. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Intersegment Sales Investigations

On June 30, 2023, the Company received a voluntary document request from the SEC relating to intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments. The Company is cooperating with the SEC. Following the Company’s January 21, 2024 announcement of the Investigation, the Company received voluntary document requests from the DOJ focused primarily on the same subject matter, and the DOJ directed grand jury subpoenas to certain current and former Company employees. The Company is cooperating with the DOJ. The Company is unable to predict the final outcome of these investigations with any reasonable degree of certainty.

Securities Litigation

On January 24, 2024, following the Company’s January 21, 2024 announcement of the investigation relating to intersegment sales, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the Northern District of Illinois against the Company and its Chief Executive Officer, as well as Vikram Luthar and Ray Young. The plaintiff alleges false and misleading statements in the Company’s disclosures. The Company is unable to predict the final outcome of this proceeding with any reasonable degree of certainty.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2023
Revenues	$24,072	$25,190	$21,695	$22,978	$93,935
Gross Profit	2,080	1,883	1,810	1,740	7,513
Net Earnings Attributable to Controlling Interests	1,170	927	821	565	3,483
Basic Earnings Per Common Share	2.13	1.70	1.52	1.07	6.44
Diluted Earnings Per Common Share	2.12	1.70	1.52	1.06	6.43

Fiscal Year Ended December 31, 2022
Revenues	$23,650	$27,284	$24,683	$25,939	$101,556
Gross Profit	1,897	2,100	1,811	1,762	7,570
Net Earnings Attributable to Controlling Interests	1,054	1,236	1,031	1,019	4,340
Basic Earnings Per Common Share	1.86	2.18	1.84	1.84	7.72
Diluted Earnings Per Common Share	1.86	2.18	1.83	1.84	7.71

Net earnings attributable to controlling interest for the second quarter of the year ended December 31, 2023 included after-tax gains of $8 million (equal to $0.02 per share) related to the sale of certain assets; after-tax charges of $93 million (equal to $0.17 per share) related to the impairment of certain assets, restructuring, and a contingency loss provision related to import duties; after-tax expenses of $2 million (equal to $0.00 per share) related to certain acquisitions; an after-tax gain on debt conversion option of $1 million (equal to $0.00 per share) related to the mark-to-market adjustment of the conversion of the exchangeable bond issued in August 2020; and a tax expense adjustment of $21 million (equal to $0.04 per share) related to certain discrete items.

Net earnings attributable to controlling interest for the third quarter of the year ended December 31, 2023 included after-tax losses of $2 million (equal to $0.00 per share) related to the sale of certain assets; after-tax net charges of $54 million (equal to $0.10 per share) related to the impairment of certain assets and restructuring, partially offset by a contingency loss reversal; and after-tax expenses of $3 million (equal to $0.01 per share) related to certain acquisitions.

Net earnings attributable to controlling interest for the fourth quarter of the year ended December 31, 2023 included after-tax gains of $5 million (equal to $0.00 per share) related to the sale of certain assets; after-tax charges of $158 million (equal to $0.30 per share) related to the impairment of certain long-lived assets and goodwill and restructuring; after-tax expenses of $1 million (equal to $0.00 per share) related to certain acquisitions; and a tax expense adjustment of $1 million (equal to $0.00 per share) related to certain discrete items.

Net earnings attributable to controlling interest for the third quarter of the year ended December 31, 2022 included after-tax gains of $22 million (equal to $0.04 per share) related to the sale of certain assets; after-tax charges of $40 million (equal to $0.07 per share) related to the impairment of certain assets, restructuring, and settlement contingencies; an after-tax gain on debt conversion option of $8 million (equal to $0.01 per share) related to the mark-to-market adjustment of the conversion of the exchangeable bond issued in August 2020; and a tax expense adjustment of $7 million (equal to $0.01 per share) related to certain discrete items.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Quarterly Financial Data (Unaudited) (Continued)
Net earnings attributable to controlling interest for the fourth quarter of the year ended December 31, 2022 included after-tax gains of $13 million (equal to $0.02 per share) related to the sale of certain assets; after-tax charges of $55 million (equal to $0.10 per share) related to impairment of certain assets, restructuring, and settlement contingencies; an after-tax loss on debt conversion option of $3 million (equal to $0.00 per share) related to the mark-to-market adjustment of the conversion of the exchangeable bond issued in August 2020; and a tax expense adjustment of $5 million (equal to $0.01 per share) related to certain discrete items.

Note 22.     Subsequent Events

In January 2024, the Company acquired Revela Foods, a Wisconsin-based developer and manufacturer of innovative dairy flavor ingredients and solutions, for $656 million, subject to working capital adjustments, and UK-based FDL, a leading developer and producer of premium flavor and functional ingredient systems, for $232 million.

In February 2024, the Company acquired PT Trouw Nutrition Indonesia, a subsidiary of Nutreco and leading provider of functional and nutritional solutions for livestock farming in Indonesia, for $18 million, subject to working capital adjustments.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Archer-Daniels-Midland Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Market or Fair Values of Certain Merchandisable Agricultural Commodity Inventories, Inventory-Related Payables, and Forward Commodity Purchase and Sales Contracts

Description of the Matter	As explained in Notes 1 and 4 to the consolidated financial statements, certain merchandisable agricultural commodity inventory and inventory-related payables are stated at market or fair value. Forward commodity purchase and sales contracts that qualify as derivative contracts are also stated at market or fair value. The merchandisable agricultural commodity inventory, inventory-related payables, and forward commodity purchase and sales contracts are considered level 2 and 3 fair value instruments. As of December 31, 2023, the market or fair values for certain merchandisable agricultural commodity inventories, inventory-related payables, forward commodity contracts in an asset position, and forward commodity contracts in a liability position were $6,987 million, $1,320 million, $1,359 million, and $957 million, respectively.

Auditing the estimated market or fair values for merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sale contracts is complex due to the judgment involved in determining market or fair value, specifically related to determining the estimated basis adjustments, which represent the adjustment made to exchange quoted prices to arrive at the market or fair values for certain merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sales contracts. The basis adjustments are generally determined using inputs from competitor or broker quotations or market transactions and are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact these basis adjustments.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the estimated market or fair values for certain merchandisable agricultural commodity inventories, inventory-related payables, and forward commodity purchase and sale contracts. Our tests included controls over the estimation process supporting the basis adjustments.

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

Animal Nutrition Goodwill Impairment Evaluation

Description of the Matter	At December 31, 2023, the Company’s total goodwill was $4.1 billion of which $0.9 billion was assigned to the Animal Nutrition reporting unit. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 9 of the consolidated financial statements, goodwill is tested at the reporting unit level for impairment at least annually on October 1, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses an income and market approach in its quantitative impairment tests. During 2023, the Company recorded an impairment charge of $137 million related to the Animal Nutrition reporting unit that represented the amount by which the carrying value of the reporting unit exceeded the fair value of the reporting unit at the impairment testing date.

Auditing the Company’s Animal Nutrition goodwill impairment charge was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using a weighted income and market approach was sensitive to significant assumptions such as revenue growth rates, projected EBITDA margins, and the discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions and the performance of the Animal Nutrition reporting unit.

How We Addressed the Matter in Our Audit	To test the estimated fair value used in the Company’s Animal Nutrition reporting unit goodwill impairment charge, we performed audit procedures that included, among others, assessing the methodologies used to determine the fair value of the reporting unit and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. As it pertains to revenue growth rates and projected EBITDA margins, we compared the significant assumptions used by management to historical results and current industry and economic trends, as applicable. We assessed the historical accuracy of management’s estimates. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company to determine the fair value of reporting unit and testing of the significant assumptions used by management, including the discount rate. Specifically, we evaluated the components of the discount rate used by the Company with the involvement of our valuation specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1930.

Saint Louis, Missouri
March 12, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Archer-Daniels-Midland Company

Opinion on Internal Control over Financial Reporting

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Archer-Daniels-Midland Company (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the Company’s accounting practices and procedures for intersegment transactions between the Nutrition segment and the Ag Services and Oilseeds and Carbohydrate Solutions segments. The absence of adequate controls with respect to the reporting of intersegment sales impacted the accuracy of the Company’s segment disclosures and review controls over key inputs and assumptions utilized by the Company when performing the goodwill and long-lived asset impairment tests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 12, 2024, which expressed an unqualified opinion thereon.

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
March 12, 2024

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 and 2022, due to the material weakness described below.
Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and interim Chief Financial Officer, the Company’s management assessed the design and operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 and 2022, due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiency described below could have resulted in a material misstatement of its annual or interim financial statements, the Company determined that this deficiency constitutes a material weakness.

During the fourth quarter of 2023, in connection with the Investigation, the Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for intersegment sales. The material weakness resulted from inadequate controls that allowed for certain intersegment sales to be reported at amounts that were not in accordance with ASC 606, Revenue from Contracts with Customers. Specifically, the Company did not have adequate controls in place around measurement of certain intersegment sales between the Nutrition reporting segment and the Ag Services and Oilseeds and Carbohydrate Solutions reporting segments. The absence of adequate controls with respect to the reporting of intersegment sales impacted the accuracy of the Company’s segment disclosures and review controls over projected financial information utilized in goodwill and other long-lived asset impairment tests.
Notwithstanding such material weakness in internal control over financial reporting, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023.  That report is included herein.

/s/ Juan R. Luciano Juan R. Luciano Chairman, Chief Executive Officer, and President	/s/ Ismael Roig Ismael Roig Senior Vice President and Interim Chief Financial Officer

Item 9A.	CONTROLS AND PROCEDURES (Continued)

Remediation Plan

The Company is implementing enhancements to its internal controls to remediate the identified material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for intersegment sales and to enhance the reliability of its financial statements with respect to the pricing and reporting of such sales. Specifically, the Company is: (i) enhancing the Company’s accounting policies with respect to the measurement of intersegment sales; (ii) improving and documenting the Company’s pricing guidelines for intersegment sales; (iii) enhancing the design and documentation of the execution of pricing and measurement controls for segment disclosure purposes and projected financial information used in impairment analyses; and (iv) increasing training for relevant personnel on the measurement of and application of relevant accounting guidance to intersegment sales.

While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weakness in internal control over financial reporting until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new and enhanced controls.

Changes in Internal Control Over Financial Reporting

The Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. In 2023, the Company deployed the ERP system to 18 legal entities. The Company has appropriately considered this change in its design of and testing for effectiveness of internal controls over financial reporting and concluded, as part of the evaluation described above, the implementation of the new ERP system in these instances has not materially affected its internal control over financial reporting.

Except for the material weakness described above and the related remediation measures that are being implemented, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” and “Report of the Audit Committee” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 29, 2024 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Benjamin I. Bard	Vice President and Chief Integrity Officer from December 2023. Vice President and Chief Audit Executive since June 2021. Global Chief Compliance Officer from January 2014 to December 2023.	50

Camille Batiste	Senior Vice President, Global Supply Chain and Procurement since May 2021. President, Global Supply Chain from January 2020 to May 2021. President, Nutrition Optimization from June 2019 to May 2021. Vice President, Global Procurement from March 2017 to June 2019.	52

Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Carbohydrate Solutions business unit since March 2015.	50

Pierre-Christophe Duprat	President, International Corn Milling since August 2022. President, BioSolutions from August 2022 to January 2024. President, Animal Nutrition from August 2018 to August 2022. President, ADM Europe, Middle East, and Africa (EMEA) from June 2016 to August 2018. President, ADM Corn EMEA and Asia from November 2015 to August 2018.	59

Kristy Folkwein	Senior Vice President of the Company since March 2018. Chief Technology Officer since January 2020. Chief Information Officer from March 2018 to January 2020. Vice President and Chief Information Officer from June 2016 to March 2018.	61

Molly Strader Fruit	Vice President, Corporate Controller since March 2021. Vice President, Global Financial Services from May 2019 to March 2021. Controller, Carbohydrate Solutions from August 2018 to May 2019. Vice President, Global Credit from April 2016 to June 2019. Controller, Americas for Agricultural Services from June 2015 to August 2018.	45

Leticia Goncalves	President, Precision Fermentation and ADM Ventures since November 2023. President, Global Foods from March 2021 to November 2023. President, Global Specialty Ingredients from January 2020 to March 2021. Senior Vice President and U.S. Division Head at Bayer from September 2018 to January 2020. President, Europe and Middle East at Monsanto from August 2014 to August 2018.	49

Regina Bynote Jones	Senior Vice President, General Counsel and Secretary since September 2023. Chief Legal Officer at Baker Hughes from April 2020 to September 2023. EVP, General Counsel and Corporate Secretary at Delek US Holdings, Inc. from May 2018 to April 2020.	53

Domingo Lastra	President, South America since July 2017.	55

Juan R. Luciano	Chair of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015.	62

Rodolfo Luterman	Vice President and Corporate Treasurer since December 2023. Assistant Treasurer from July 2022 to December 2023. Director, Treasury & Credit - South America from May 2022 to December 2022. Regional Treasurer - South America from March 2019 to May 2022. Corporate Finance Manager from January 2016 to March 2019.	41

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Vikram Luthar	Placed on administrative leave effective January 19, 2024. Senior Vice President of the Company since March 2015. Chief Financial Officer since April 2022. Head of Investor Relations from June 2021 to July 2022. Chief Financial Officer, Nutrition from January 2020 to April 2022. President, Health & Wellness from March 2018 to January 2020. President, Bioactives from February 2017 to March 2018.	57

Gary McGuigan	President, Asia Pacific since December 2023. Chief Risk Officer from November 2021 to January 2024. President, Global Trade since April 2017.	52

Nuria Miguel	Senior Vice President and Chief Science Officer since August 2023. Vice President, Human and Animal Nutrition from September 2022 to August 2023. Vice President, Animal Nutrition from September 2020 to September 2022. Director, Technology and Innovation at Hempel A/S from June 2017 to September 2022.	49

Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Ag Services & Oilseeds business unit since July 2019. President, Global Oilseeds Processing business unit from May 2015 to June 2019.	52

Dermot O'Grady	Senior Vice President, Global Operations since November 2023. Vice President, Oilseeds Operations - EMEA from April 2015 to November 2023.	54

Ian Pinner	Senior Vice President of the Company since January 2020. President, Nutrition business unit and Chief Sales and Marketing Officer since November 2023. Chief Strategy and Innovation Officer from January 2020 to November 2023. President, Health and Wellness from January 2020 to March 2021. Vice President, Growth and Strategy from August 2018 to January 2020. Chief Growth Officer from July 2017 to August 2018.	51

Ismael Roig	Senior Vice President of the Company since December 2015. Interim Chief Financial Officer since January 2024. President, Animal Nutrition from August 2022 to January 2024. President, ADM Europe, Middle East, and Africa (EMEA) from August 2018 to January 2024. President, International Corn Milling from August 2018 to August 2022. Chief Strategy Officer from December 2015 to August 2018.	56

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Animal Nutrition since February 2024. Senior Vice President, Nutrition Operations since December 2023. President, Asia Pacific from May 2021 to December 2023. Executive Champion for Quality and Food Safety from January 2020 to May 2021. President, Global Business Readiness from March 2018 to May 2021. President, Agricultural business unit from August 2011 to March 2018.	58

Jon Turney	President, EMEA Oilseeds and Chief Risk Officer since January 2024. Vice President, Oilseeds Crush EMEA from July 2022 to January 2024. Senior Trading Manager, EU Softseeds and Soybean Crush from February 2012 to June 2022.	45

Thuy-Nga T. Vo	Chief Counsel, Corporate, Securities, and Mergers and Acquisitions and Assistant Secretary since January 2017.	59

Jennifer L. Weber	Senior Vice President, Chief People and Diversity Officer since August 2020. Executive Vice President - Human Resources at Lowe’s Companies, Inc. from March 2016 to April 2020.	57

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 29, 2024, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-Year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information at December 31, 2023” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 29, 2024, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 29, 2024, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 29, 2024, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

(a)(2)	Financial statement schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Beginning of				End of
(In millions)	Year Balance	Additions	Deductions (1)	Other (2)	Year Balance
Allowance for doubtful accounts
December 31, 2021	$100	32	(28)	18	$122
December 31, 2022	$122	88	(12)	1	$199
December 31, 2023	$199	6	(28)	38	$215

	Beginning of				End of
(In millions)	Year Balance	Additions	Deductions	Other	Year Balance
Income tax valuation allowance
December 31, 2021	$339	7	(65)	—	$281
December 31, 2022	$281	18	(90)	—	$209
December 31, 2023	$209	58	(51)	—	$216

(1) Uncollectible accounts written off
(2) Impact of reclassifications, foreign exchange translation, and other adjustments

All other schedules are either not required, not applicable, or the information is otherwise included.

(a)(3)	List of exhibits

(3i)Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit (3)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2001).

(3ii)Bylaws, as amended through November 2, 2022 (incorporated by reference to Exhibit (3ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023).

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
the $750,000,000 – 2.900% Notes due March 1, 2032, and
the $500,000,000 – 4.500% Notes due August 15, 2033

(v)Indenture, dated as of July 26, 2023, by and between the Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on July 26, 2023).

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
(vi)Copies of constituent instruments defining rights of holders of long-term debt of the Company and its Subsidiaries, other than the indentures specified herein, are not filed herewith, pursuant to Instruction (b)(4)(iii)(A) to Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and Subsidiaries on a consolidated basis.  The Company hereby agrees that it will, upon request by the SEC, furnish to the SEC a copy of each such instrument.

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

(xxxii)Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

(xxxiii)Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

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

(97)    Policy Relating to Recovery of Erroneously Awarded Compensation

(101)Interactive Data File.

(104)Cover Page Interactive Data File (formatted as Inline XBRL and incorporated by reference to Exhibit 101).

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2024

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ R. B. Jones
R. B. Jones
Senior Vice President, General Counsel, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2024, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. R. Luciano	/s/ Ellen de Brabander	/s/ R. B. Jones
J. R. Luciano,	E. Brabander*,	R. B. Jones,
Chairman, Chief Executive Officer,	Director	Attorney-in-Fact
President, and Director
(Principal Executive Officer)	/s/ S. F. Harrison
S. F. Harrison*,
/s/ I. Roig	Director
I. Roig,
Senior Vice President and	/s/ P. J. Moore
Interim Chief Financial Officer	P. J. Moore*,
(Principal Financial Officer)	Director

/s/ M. S. Fruit	/s/ D. A. Sandler
M. S. Fruit,	D. A. Sandler*,
Vice President, Corporate Controller	Director
(Principal Accounting Officer)
/s/ L. Z. Schlitz
/s/ M.S. Burke	L. Z. Schlitz*,
M. S. Burke*,	Director
Director
/s/ K. R. Westbrook
/s/ T. Colbert	K. R. Westbrook*,
T. Colbert*,	Director
Director

/s/ J. C. Collins, Jr.
J. C. Collins, Jr.*,
Director

/s/ T. K. Crews
T. K. Crews*,
Director

*Powers of Attorney authorizing I. Roig, M.S. Fruit, and R. B. Jones, and each of them, to sign the Form 10-K on behalf of the directors of the Company, copies of which are being filed with the Securities and Exchange Commission.