Form 10-Q
period 2024-03-31
Archer-Daniels-Midland Co
filed 2024-04-30
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Common Stock, no par value – 494,437,789 shares
(April 29, 2024)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results and operations, growth opportunities, pending litigation and investigations, and timing of the remediation of the Company’s material weakness in the Company’s internal control over financial reporting are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from the forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, without limitation, those that are described in Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023, as may be updated in this or subsequent Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, Archer-Daniels- Midland Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts)

Revenues	$21,847	$24,072
Cost of products sold	20,188	21,992
Gross Profit	1,659	2,080

Selling, general, and administrative expenses	951	881
Asset impairment, exit, and restructuring costs	18	7
Equity in earnings of unconsolidated affiliates	(212)	(174)
Interest and investment income	(123)	(134)
Interest expense	166	147
Other (income) expense – net	(26)	(44)
Earnings Before Income Taxes	885	1,397

Income tax expense	166	225
Net Earnings Including Noncontrolling Interests	719	1,172

Less: Net earnings (losses) attributable to noncontrolling interests	(10)	2

Net Earnings Attributable to Controlling Interests	$729	$1,170

Average number of shares outstanding – basic	513	550

Average number of shares outstanding – diluted	514	551

Basic earnings per common share	$1.42	$2.13

Diluted earnings per common share	$1.42	$2.12

Dividends per common share	$0.50	$0.45

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)

Net earnings including noncontrolling interests	$719	$1,172
Other comprehensive income (loss):
Foreign currency translation adjustment	4	153
Tax effect	(20)	14
Net of tax amount	(16)	167

Pension and other postretirement benefit liabilities adjustment	(4)	(26)
Tax effect	1	(13)
Net of tax amount	(3)	(39)

Deferred gain (loss) on hedging activities	(69)	(104)
Tax effect	10	16
Net of tax amount	(59)	(88)

Unrealized gain (loss) on investments	(7)	4
Tax effect	(1)	(1)
Net of tax amount	(8)	3
Other comprehensive income (loss)	(86)	43
Comprehensive income (loss)	633	1,215

Less: Comprehensive income (loss) attributable to noncontrolling interests	(13)	(1)

Comprehensive income (loss) attributable to controlling interests	$646	$1,216

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$830	$1,368
Segregated cash and investments	7,381	7,228
Trade receivables - net	4,178	4,232
Inventories	11,634	11,957
Other current assets	4,983	4,982
Total Current Assets	29,006	29,767

Investments and Other Assets
Investments in affiliates	5,566	5,500
Goodwill and other intangible assets	7,051	6,341
Right of use assets	1,285	1,211
Other assets	1,327	1,304
Total Investments and Other Assets	15,229	14,356

Property, Plant, and Equipment
Land and land improvements	573	573
Buildings	5,940	5,876
Machinery and equipment	20,298	20,223
Construction in progress	1,421	1,360
	28,232	28,032
Accumulated depreciation	(17,636)	(17,524)
Net Property, Plant, and Equipment	10,596	10,508
Total Assets	$54,831	$54,631

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,734	$105
Trade payables	5,599	6,313
Payables to brokerage customers	8,176	7,867
Accrued expenses and other payables	3,922	4,076
Current lease liabilities	298	300
Current maturities of long-term debt	1	1
Total Current Liabilities	19,730	18,662

Long-Term Liabilities
Long-term debt	8,245	8,259
Deferred income taxes	1,291	1,309
Non-current lease liabilities	1,010	931
Other	1,016	1,005
Total Long-Term Liabilities	11,562	11,504

Temporary Equity - Redeemable noncontrolling interest	307	320

Shareholders’ Equity
Common stock	2,720	3,154
Reinvested earnings	23,069	23,465
Accumulated other comprehensive income (loss)	(2,570)	(2,487)
Noncontrolling interests	13	13
Total Shareholders’ Equity	23,232	24,145
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$54,831	$54,631

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Three Months Ended March 31,
	2024	2023
Operating Activities
Net earnings including noncontrolling interests	$719	$1,172
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	280	259
Asset impairment charges	3	3
Deferred income taxes	(64)	47
Equity in earnings of affiliates, net of dividends	(136)	(113)
Stock compensation expense	66	65
Deferred cash flow hedges	(69)	(104)
(Gain) losses on sales/revaluation of assets	14	(11)
Other – net	69	(8)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(159)	(935)
Trade receivables	61	488
Inventories	295	52
Other current assets	163	328
Trade payables	(713)	(1,556)
Payables to brokerage customers	319	(460)
Accrued expenses and other payables	(148)	(837)
Total Operating Activities	700	(1,610)

Investing Activities
Capital expenditures	(328)	(327)
Net assets of businesses acquired	(915)	—
Proceeds from sales of assets	6	13
Investments in affiliates	(4)	(4)
Other – net	11	(10)
Total Investing Activities	(1,230)	(328)

Financing Activities
Long-term debt payments	—	(2)
Net borrowings (payments) under lines of credit agreements	1,619	1,306
Share repurchases	(1,327)	(351)
Cash dividends	(257)	(248)
Other – net	(37)	(107)
Total Financing Activities	(2)	598

Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	(13)	(6)
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(545)	(1,346)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	5,390	7,033
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$4,845	$5,687

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$830	$899
Restricted cash and restricted cash equivalents included in segregated cash and investments	4,015	4,788
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,845	$5,687

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, December 31, 2023	513	$3,154	$23,465	$(2,487)	$13	$24,145
Comprehensive income
Net earnings			729		(10)
Other comprehensive income (loss)				(83)	(3)
Total comprehensive income						633
Cash dividends paid - $0.50 per share			(257)			(257)
Share repurchases	(13)		(868)			(868)
Share repurchases prepayment		(462)				(462)
Stock compensation expense	3	66				66
Stock option exercises net of taxes	(1)	(41)				(41)
Other	—	3	—	—	13	16
Balance, March 31, 2024	502	$2,720	$23,069	$(2,570)	$13	$23,232

Balance, December 31, 2022	547	$3,147	$23,646	$(2,509)	$33	$24,317
Comprehensive income
Net earnings			1,170		2
Other comprehensive income (loss)				46	(3)
Total comprehensive income						1,215
Cash dividends paid - $0.45 per share			(248)			(248)
Share repurchases	(4)		(351)			(351)
Stock compensation expense	3	65				65
Stock option exercises net of taxes	(1)	(108)				(108)
Other	—	2	—	—	4	6
Balance, March 31, 2023	546	$3,106	$24,217	$(2,463)	$36	$24,896

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 for Archer-Daniels-Midland Company (the Company or ADM).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The Company consolidates all entities, including variable interest entities (VIEs), in which it has a controlling financial interest. For VIEs, the Company assesses whether it is the primary beneficiary as defined under the applicable accounting standard. Investments in affiliates, including VIEs through which the Company exercises significant influence but does not control the investee and is not the primary beneficiary of the investee’s activities, are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for basis differences between the investment balance and the underlying net assets of the investee and impairments determined to be other than temporary in nature.  The Company’s portion of the results of certain affiliates and results of certain VIEs are included using the most recent available financial statements.  In each case, the financial statements are within 93 days of the Company’s year end and are consistent from period to period.

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

Receivables

The Company records receivables at net realizable value in trade receivables, other current assets, and other assets.  These amounts include allowances for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances including any accrued interest thereon. The Company estimates uncollectible accounts by pooling receivables according to type, region, credit risk rating, and age. Each pool is assigned an expected loss co-efficient to arrive at a general reserve based on historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. The Company minimizes credit risk due to the large and diversified nature of its worldwide customer base. ADM manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Changes to the allowance for estimated uncollectible accounts are as follows:

	March 31, 2024	March 31, 2023
	(In millions)
Beginning, January 1	$215	$199
Current year provisions	5	4
Recoveries	8	1
Write-offs against allowance	(13)	(24)
Foreign exchange translation adjustment	1	1
Other	—	1
Ending, March 31	$216	$182

Write-offs against allowance in the three months ended March 31, 2024 were primarily related to long-term receivables. Write-offs against allowance in the three months ended March 31, 2023 were primarily related to allowance on receivables that were subsequently sold.

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.

The following table sets forth the Company’s inventories as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(In millions)
Raw materials and supplies	$1,880	$1,944
Finished goods	3,047	3,026
Market inventories	6,707	6,987
Total inventories	$11,634	$11,957

Included in raw materials and supplies are work in process inventories which were not material as of March 31, 2024 and December 31, 2023.

Cost Method Investments

Cost method investments of $421 million and $438 million as of March 31, 2024 and December 31, 2023, respectively, were included in Other Assets in the Company’s consolidated balance sheets. Revaluation loss of $18 million in the three months ended March 31, 2024 was related to an investment in alternative protein and precision fermentation, partially offset by an upward adjustment of $2 million. There were no revaluation gains or losses in the three months ended March 31, 2023. Revaluation gains and losses are recorded in interest and investment income in the Company’s consolidated statements of earnings. As of March 31, 2024, the cumulative amounts of upward and downward adjustments were $115 million and $94 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 2.    New Accounting Standards

Through December 31, 2024, the Company has the option to adopt the amended guidance of Accounting Standards Codification (ASC) 848, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Through March 31, 2024, ADM has completed the transition of its financing, funding, and hedging portfolios from LIBOR to alternative reference rates. The transition did not have an impact on the Company’s consolidated financial statements.

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

Effective December 31, 2025, the Company will be required to adopt the amended guidance of ASC 740, Income Taxes, which enhances the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for more transparency about income tax information. The adoption of the amended guidance will result in expanded disclosures in the Company’s income taxes footnote but will not have an impact on the consolidated financial statements.

Note 3.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers, (Topic 606) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $193 million and $178 million for the three months ended March 31, 2024 and 2023, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Contract liabilities of $508 million and $626 million as of March 31, 2024 and December 31, 2023, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Revenues recognized in the three months ended March 31, 2024 from the December 31, 2023 contract liabilities were $235 million.

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$1,022	$193	$1,215	$9,982	$11,197
Crushing	117	—	117	3,210	3,327
Refined Products and Other	548	—	548	2,147	2,695
Total Ag Services and Oilseeds	1,687	193	1,880	15,339	17,219
Carbohydrate Solutions
Starches and Sweeteners	1,593	—	1,593	563	2,156
Vantage Corn Processors	527	—	527	—	527
Total Carbohydrate Solutions	2,120	—	2,120	563	2,683
Nutrition
Human Nutrition	964	—	964	—	964
Animal Nutrition	872	—	872	—	872
Total Nutrition	1,836	—	1,836	—	1,836

Other Business	109	—	109	—	109
Total Revenues	$5,752	$193	$5,945	$15,902	$21,847

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

Note 4.    Acquisitions

During the three months ended March 31, 2024, the Company acquired Revela Foods (“Revela”), a Wisconsin-based developer and manufacturer of innovative dairy flavor ingredients and solutions, FDL, a UK-based leading developer and producer of premium flavor and functional ingredient systems, and PT Trouw Nutrition Indonesia (“PT”), a subsidiary of Nutreco and leading provider of functional and nutritional solutions for livestock farming in Indonesia, for an aggregate cash consideration of $924 million.

The aggregate cash consideration of these acquisitions, net of $9 million in cash acquired, was allocated as follows, subject to final measurement period adjustments:

(In millions)	Revela	FDL	PT	Total
Working capital	$50	$—	$5	$55
Property, plant, and equipment	38	33	5	76
Goodwill	403	145	5	553
Other intangible assets	166	97	—	263
Other long-term assets	28	1	—	29
Long-term liabilities	(35)	(26)	—	(61)
Aggregate cash consideration	$650	$250	$15	$915

Goodwill recorded in connection with the acquisitions is primarily attributable to the synergies expected to arise after the Company’s acquisition of the businesses. Of the $553 million allocated to goodwill, none is expected to be deductible for tax purposes.

These acquisitions add capabilities to the Human and Animal Nutrition businesses. The Company’s consolidated statement of earnings for the quarter ended March 31, 2024 includes the post-acquisition results of the acquired businesses which were immaterial.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Acquisitions (Continued)
The following table sets forth the fair values and the useful lives of the other intangible assets acquired.

	Useful Lives			Revela	FDL	Total
	(In years)			(In millions)
Intangible assets with finite lives:
Trademarks/brands	3			$—	$4	$4
Customer lists	10	to	18	124	73	197
Recipes and others	10	to	21	42	20	62
Total other intangible assets acquired				$166	$97	$263

Note 5.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	Fair Value Measurements at March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,759	$2,948	$6,707
Unrealized derivative gains:
Commodity contracts	—	598	764	1,362
Foreign currency contracts	—	187	—	187
Cash equivalents	206	—	—	206
Segregated investments	1,663	—	—	1,663
Total Assets	$1,869	$4,544	$3,712	$10,125

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$448	$435	$883
Foreign currency contracts	—	94	—	94
Inventory-related payables	—	1,928	62	1,990
Total Liabilities	$—	$2,470	$497	$2,967

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$4,274	$2,713	$6,987
Unrealized derivative gains:
Commodity contracts	—	628	731	1,359
Foreign currency contracts	—	187	—	187
Cash equivalents	209	—	—	209
Segregated investments	1,362	—	—	1,362
Total Assets	$1,571	$5,089	$3,444	$10,104

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$500	$457	$957
Foreign currency contracts	—	144	—	144
Inventory-related payables	—	1,219	101	1,320
Total Liabilities	$—	$1,863	$558	$2,421

Estimated fair values for inventories and inventory-related payables carried at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis. Market valuations for the Company’s inventories are adjusted for location and quality (basis) because the exchange-quoted prices represent contracts with standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using the inputs from competitor and broker quotations or market transactions and are considered observable. Basis adjustments are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these basis adjustments. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity. When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the inventory is classified in Level 3. Changes in the fair value of inventories and inventory-related payables are recognized in the consolidated statements of earnings as a component of cost of products sold.

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024.

	Level 3 Fair Value Asset Measurements at
	March 31, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)
Balance, December 31, 2023	$2,713	$731	$3,444
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(97)	375	278
Purchases	3,789	—	3,789
Sales	(3,883)	—	(3,883)
Settlements	—	(352)	(352)
Transfers into Level 3	516	28	544
Transfers out of Level 3	(90)	(18)	(108)
Ending balance, March 31, 2024	$2,948	$764	$3,712

* Includes increase in unrealized gains of $564 million relating to Level 3 assets still held at March 31, 2024.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024.

	Level 3 Fair Value Liability Measurements at
	March 31, 2024
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2023	$101	$457	$558
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(3)	329	326
Purchases	1	—	1
Sales	(38)	—	(38)
Settlements	—	(290)	(290)
Transfers into Level 3	1	13	14
Transfers out of Level 3	—	(74)	(74)
Ending balance, March 31, 2024	$62	$435	$497

* Includes increase in unrealized losses of $338 million relating to Level 3 liabilities still held at March 31, 2024.

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

In some cases, the price components that result in differences between exchange-traded prices and local prices for inventories and commodity purchase and sale contracts are observable based upon available quotations for these pricing components, and in some cases, the differences are unobservable. These price components primarily include transportation costs and other adjustments required due to location, quality, or other contract terms. In the table below, these other adjustments are referred to as basis. The changes in unobservable price components are determined by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these unobservable price components..

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Fair Value Measurements (Continued)
The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2024 and December 31, 2023. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of March 31, 2024 is a weighted average 28.2% of the total price for assets and 25.9% of the total price for liabilities.

	Weighted Average % of Total Price
	March 31, 2024		December 31, 2023
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	28.2%	25.9%	25.0%	33.2%
Transportation cost	18.6%	—%	11.5%	—%

Commodity Derivative Contracts
Basis	40.1%	28.2%	24.2%	24.9%
Transportation cost	8.3%	1.5%	9.3%	3.2%

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

Note 6.    Derivative Instruments and Hedging Activities

Derivatives Not Designated as Hedging Instruments

The majority of the Company’s derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded futures and exchange-traded and OTC options contracts to manage its net position of merchandisable agricultural product inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.  The Company also uses exchange-traded futures and exchange-traded and OTC options contracts as components of merchandising strategies designed to enhance margins. The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets. Derivatives, including exchange-traded contracts and forward commodity purchase or sale contracts, and inventories of certain merchandisable agricultural products, which include amounts acquired under deferred pricing contracts, are stated at fair value.  Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$145	$94	$187	$122
Commodity Contracts	1,351	883	1,343	957
Total	$1,496	$977	$1,530	$1,079

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)
The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2024 and 2023.

			Other (income) expense - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended March 31, 2024
Consolidated Statement of Earnings	$21,847	$20,188	$(26)	$166

Pre-tax gains (losses) on:
Foreign Currency Contracts	$1	$(63)	$54	$—
Commodity Contracts	—	197	—	—
Total gain (loss) recognized in earnings	$1	$134	$54	$—	$189

Three Months Ended March 31, 2023
Consolidated Statement of Earnings	$24,072	$21,992	$(44)	$147

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(11)	$95	$(16)	$—
Commodity Contracts	—	440	—	—
Debt Conversion Option	—	—	—	5
Total gain (loss) recognized in earnings	$(11)	$535	$(16)	$5	$513

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

Derivatives Designated as Cash Flow and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of March 31, 2024 and December 31, 2023.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)
The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 59 million bushels of corn per month. During the past 12 months, the Company hedged between 12% and 34% of its monthly grind. At March 31, 2024, the Company had designated hedges representing between 0% and 29% of its anticipated monthly grind of corn for the next 12 months.

The Company uses futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 77% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At March 31, 2024, the Company had designated hedges representing between 3% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 39% and 80% of the anticipated monthly natural gas consumption at the designated facilities. At March 31, 2024, the Company had designated hedges representing between 34% and 70% of the anticipated monthly natural gas consumption over the next 12 months.

As of March 31, 2024 and December 31, 2023, the Company had after-tax losses of $9 million and after-tax gains of $42 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $9 million of the March 31, 2024 after-tax losses in its consolidated statement of earnings during the next 12 months.

Foreign Currency Contracts
The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $0.8 billion as of March 31, 2024 and December 31, 2023, and foreign exchange forwards with an aggregate notional amount of $2.1 billion as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company had after-tax gains of $46 million and after-tax losses of $5 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Commodity Contracts	$11	$—	$16	$—
Foreign Currency Contracts	42	—	—	22
Total	$53	$—	$16	$22

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6.    Derivative Instruments and Hedging Activities (Continued)
The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three months ended March 31, 2024 and 2023.

	Cost of products sold
(In millions)
Three Months Ended March 31, 2024
Consolidated Statement of Earnings	$20,188

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$19
Total gain (loss) recognized in earnings	$19	$19

Three Months Ended March 31, 2023
Consolidated Statement of Earnings	$21,992

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(104)
Total gain (loss) recognized in earnings	$(104)	$(104)

Other Net Investment Hedging Strategies

The Company has designated €0.7 billion of its outstanding long-term debt and commercial paper borrowings at March 31, 2024 and December 31, 2023 as hedges of its net investment in a foreign subsidiary. As of March 31, 2024 and December 31, 2023, the Company had after-tax gains of $224 million and $212 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	March 31,	December 31,
	2024	2023
	(In millions)
Unrealized gains on derivative contracts	$1,549	$1,546
Margin deposits and grain accounts	585	560
Customer omnibus receivable	1,131	1,052
Financing receivables - net (1)	178	237
Insurance premiums receivable	48	61
Prepaid expenses	412	445
Biodiesel tax credit	77	119
Tax receivables	479	491
Non-trade receivables	376	304
Other current assets	148	167
	$4,983	$4,982

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $6 million at March 31, 2024 and December 31, 2023. Interest earned on financing receivables of $5 million and $6 million for the three months ended March 31, 2024 and 2023, respectively, is included in interest and investment income in the consolidated statements of earnings.

Note 8.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	March 31,	December 31,
	2024	2023
	(In millions)

Unrealized losses on derivative contracts	$977	$1,101
Accrued compensation	327	439
Income tax payable	312	284
Other taxes payable	196	172
Insurance claims payable	84	73
Contract liability	508	626
Other accruals and payables	1,518	1,381
	$3,922	$4,076

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 9.    Debt and Financing Arrangements

At March 31, 2024, the fair value of the Company’s long-term debt was below the carrying value by $0.3 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At March 31, 2024, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $12.8 billion, of which $8.8 billion was unused. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.9 billion of commercial paper outstanding at March 31, 2024.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $3.0 billion in funding resulting from the sale of accounts receivable with $0.7 billion unused capacity as of March 31, 2024.

Note 10.    Income Taxes

The Company’s effective tax rate was 18.8% for the three months ended March 31, 2024 compared to 16.1% for the three months ended March 31, 2023. The increase in the rate was primarily due to the change in the geographic mix of forecasted pretax earnings and the impact of discrete tax items.

The Organization for Economic Cooperation and Development’s Pillar Two initiative introduced a 15% global minimum tax applied on a country-by-country basis that has been enacted in certain jurisdictions in which the Company operates, with effective dates starting in fiscal year 2024. The Company is in scope of the enacted legislation and has performed an assessment of the potential exposure based on its most recent tax filings, country-by-country reporting, and the financial results of the constituent entities. Based on the assessment, the effective tax rates in most of the jurisdictions in which the Company operates are above the 15% global minimum tax threshold. However, there are a limited number of jurisdictions where the effective tax rate is close to 15%. ADM does not expect a material liability to global minimum tax in those jurisdictions.

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
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of March 31, 2024, this assessment was $88 million in tax and $34 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation. During the second quarter of 2021, the third party expert issued a final valuation. On September 30, 2022, the court issued a ruling consistent with the valuation report, and the Dutch tax authorities have filed an appeal. During the quarter ended March 31, 2023, ADM filed a cross-appeal and is currently awaiting the court’s ruling. As of March 31, 2024, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 11.     Shareholders’ Equity

Accelerated Share Repurchase

On March 12, 2024, the Company entered into an accelerated share repurchase (“ASR”) transaction agreement (“ASR Agreement”) with Merrill Lynch International, an affiliate of BofA Securities, Inc., to repurchase $1.0 billion (the “Prepayment Amount”) of ADM common stock (“Common Stock”). The ASR transaction is part of ADM’s existing share repurchase program to repurchase up to 200 million shares through December 31, 2024.
Under the terms of the ASR Agreement, on March 13, 2024, the Company paid the Prepayment Amount and received no upfront shares of Common Stock. The total number of shares of Common Stock to be repurchased under the ASR Agreement will be based on volume weighted-average prices of the Common Stock during the term of the ASR transaction less a discount and subject to certain adjustments pursuant to the terms of the ASR Agreement. ADM will receive share deliveries at the end of each month commencing in March 2024, and upon final settlement of the ASR transaction, which is expected to occur no later than the end of the second quarter of 2024.

On March 28, 2024, the Company received an interim delivery of 8,880,986 shares at an average share price of $60.596 or $538 million. The Prepayment Amount initially recorded in additional paid in capital was partially reclassified to reinvested earnings for the $538 million amount repurchased.

As of March 31, 2024, the Company had 38.5 million remaining shares under its share repurchase program.

Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2024 and the reclassifications out of AOCI for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2023	$(2,539)	$158	$(108)	$2	$(2,487)
Other comprehensive income (loss) before reclassifications	(77)	(50)	(2)	(7)	(136)
Gain (loss) on net investment hedges	84	—	—	—	84
Amounts reclassified from AOCI	—	(19)	(2)	—	(21)
Tax effect	(20)	10	1	(1)	(10)
Net of tax amount	(13)	(59)	(3)	(8)	(83)
Balance at March 31, 2024	$(2,552)	$99	$(111)	$(6)	$(2,570)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Shareholders’ Equity (Continued)

	Amount reclassified from AOCI
	Three months ended March 31,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2024	2023
	(In millions)
Deferred loss (gain) on hedging activities
	(19)	104	Cost of products sold
	(19)	104	Total before tax
	4	(18)	Tax
	$(15)	$86	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service loss (credit)	$(5)	$(11)	Other (income) expense-net
Actuarial losses	3	(20)	Other (income) expense-net
	(2)	(31)	Total before tax
	1	(12)	Tax
	$(1)	$(43)	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 12.    Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Gains on sale of assets	$(2)	$(11)
Other – net	(24)	(33)
Other (Income) Expense – Net	$(26)	$(44)

Gains on sale of assets in the three months ended March 31, 2024 and 2023 consisted of gains on sales of certain assets and disposals of individually insignificant assets in the ordinary course of business.
Other – net in the three months ended March 31, 2024 included the non-service components of net pension benefit income of $5 million, net foreign exchange gains, and net other income. Other – net in the three months ended March 31, 2023 included the non-service components of net pension benefit income of $4 million, net foreign exchange gains, and net other income.

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

Correction of Certain Segment-Specific Historical Financial Information

As previously disclosed, the Company received a voluntary document request from the Securities and Exchange Commission (“SEC”) relating to intersegment sales between the Company’s Nutrition segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments. In response, the Company engaged external counsel, assisted by a forensic accounting firm, to conduct an internal investigation, overseen by the Audit Committee of the Company’s Board of Directors, which is separately advised by external counsel (the “Investigation”).

The Company has historically disclosed in the footnotes to its financial statements that intersegment sales have been recorded at amounts approximating market. In connection with the Investigation, the Company identified certain intersegment sales for the years ended December 31, 2021 through 2023 that occurred between the Company’s Nutrition segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments that were not recorded at amounts approximating market. The Company corrected these immaterial errors in its Annual Report on Form 10-K for the year ended December 31, 2023 for the years presented therein. The correction of these immaterial errors for the quarter ended March 31, 2023 is set forth below.

The correction of these immaterial errors does not have any impact on the Company’s previously reported Consolidated Statement of Earnings, Consolidated Statement of Comprehensive Income (Loss), Consolidated Balance Sheet, Consolidated Statement of Cash Flows, or Consolidated Statement of Shareholders’ Equity as of and for the period presented below.

The following tables present: (i) adjustments and revised gross revenues, intersegment revenues, and operating profit amounts for the Ag Services and Oilseeds segment; (ii) adjustments and revised gross revenues, intersegment revenues and operating profit amounts for the Carbohydrate Solutions segment; and (iii) adjustments and revised operating profit amounts for the Nutrition segment, in each case, for the three months ended March 31, 2023. No adjustments were required to the gross revenues of the Nutrition segment.

Impact of the Adjustments on Ag Services and Oilseeds Segment Gross Revenues and Operating Profit

(In millions)	Three Months Ended March 31, 2023
Gross revenues, as originally reported	$19,914
Adjustments	1
Gross revenues, as revised	$19,915

Intersegment revenues, as originally reported	$1,335
Adjustments	1
Intersegment revenues, as revised	$1,336

Segment operating profit, as originally reported	$1,210
Adjustments	1
Segment operating profit, as revised	$1,211

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information (Continued)
Impact of the Adjustments on Carbohydrate Solutions Segment Gross Revenues and Operating Profit

(In millions)	Three Months Ended March 31, 2023
Gross revenues, as originally reported	$4,266
Adjustments	6
Gross revenues, as revised	$4,272

Intersegment revenues, as originally reported	$729
Adjustments	6
Intersegment revenues, as revised	$735

Segment operating profit, as originally reported	$273
Adjustments	6
Segment operating profit, as revised	$279

Impact of the Adjustments on Nutrition Segment Operating Profit

(In millions)	Three Months Ended March 31, 2023
Segment operating profit, as originally reported	$145
Adjustments	(7)
Segment operating profit, as revised	$138

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

The correction of these immaterial errors does not have any impact on the Company’s previously reported Consolidated Statement of Earnings, Consolidated Statement of Comprehensive Income (Loss), Consolidated Balance Sheet, Consolidated Statements of Cash Flow, or Consolidated Statement of Shareholders’ Equity as of and for the period presented below.

The following tables present: (i) additional adjustments and further revised gross revenues and intersegment revenues amounts for the Ag Services and Oilseeds segment; (ii) additional adjustments and further revised gross revenues and intersegment revenues amounts for the Carbohydrate Solutions segment; and (iii) adjustments and revised gross revenues and intersegment revenues amounts for the Nutrition segment, for the three months ended March 31, 2023.
Additional Impact of the Adjustments on Ag Services and Oilseeds Segment Gross Revenues and Intersegment Revenues

(In millions)	Three Months Ended March 31, 2023
Gross revenues, as revised	$19,915
Additional adjustments	(595)
Gross revenues, as further revised	$19,320

Intersegment revenues, as revised	$1,336
Additional adjustments	(595)
Intersegment revenues, as further revised	$741

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information (Continued)
Additional Impact of the Adjustments on Carbohydrate Solutions Segment Gross Revenues and Intersegment Revenues

(In millions)	Three Months Ended March 31, 2023
Gross revenues, as revised	$4,272
Additional adjustments	(230)
Gross revenues, as further revised	$4,042

Intersegment revenues, as revised	$735
Additional adjustments	(230)
Intersegment revenues, as further revised	$505

Impact of the Adjustments on Nutrition Segment Gross Revenues and Intersegment Revenues

(In millions)	Three Months Ended March 31, 2023
Gross revenues, as originally reported	$1,944
Adjustments	(55)
Gross revenues, as revised	$1,889

Intersegment revenues, as originally reported	$91
Adjustments	(55)
Intersegment revenues, as revised	$36

For more information about the Company’s business segments, refer to Note 17 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information (Continued)

Segment Information
	Three Months Ended
	March 31,
(In millions)	2024	2023
Gross revenues
Ag Services and Oilseeds	$17,828	$19,320
Carbohydrate Solutions	2,962	4,042
Nutrition	1,842	1,889
Other Business	109	103
Intersegment elimination	(894)	(1,282)
Total gross revenues	$21,847	$24,072

Intersegment sales
Ag Services and Oilseeds	$609	$741
Carbohydrate Solutions	279	505
Nutrition	6	36
Total intersegment sales	$894	$1,282

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$11,197	$11,695
Crushing	3,327	3,683
Refined Products and Other	2,695	3,201
Total Ag Services and Oilseeds	17,219	18,579
Carbohydrate Solutions
Starches and Sweeteners	2,156	2,737
Vantage Corn Processors	527	800
Total Carbohydrate Solutions	2,683	3,537
Nutrition
Human Nutrition	964	936
Animal Nutrition	872	917
Total Nutrition	1,836	1,853

Other Business	109	103
Total revenues from external customers	$21,847	$24,072

Segment operating profit
Ag Services and Oilseeds	$864	$1,211
Carbohydrate Solutions	248	279
Nutrition	84	138
Other Business	121	97
Specified Items: Gains on sale of assets(1)	—	1
Impairment and restructuring charges(2)	(6)	(7)
Total segment operating profit	1,311	1,719
Corporate	(426)	(322)
Earnings before income taxes	$885	$1,397

(1) Prior quarter gains were related to the sale of certain assets.
(2) Current and prior quarter charges were related to the impairment of certain long-lived assets and restructuring.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 14.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2024 consisted of impairments related to certain long-lived assets of $3 million and restructuring charges of $3 million, presented as specified items within segment operating profit, and restructuring charges in Corporate of $12 million.

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
The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (ADM Ireland Receivables). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $1.1 billion (€1.0 billion) for the accounts receivables transferred. The Second Program terminates on April 18, 2025, unless extended.

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At March 31, 2024 and December 31, 2023, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of March 31, 2024 and December 31, 2023, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $2.3 billion and $1.6 billion, respectively. Total receivables sold were $12.3 billion and $15.1 billion for the three months ended March 31, 2024 and 2023, respectively. Cash collections from customers on receivables sold were $11.8 billion and $14.8 billion for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, receivables pledged as collateral to the Purchasers was $0.7 billion and $1.1 billion, respectively.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $27 million and $23 million for the three months ended March 31, 2024 and 2023, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 16.     Supplier Finance Programs

ADM has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded that its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP continue to be classified in trade payables in the Company’s consolidated balance sheet and in operating activities in its consolidated statement of cash flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 90 days of the invoice date. As of March 31, 2024 and December 31, 2023, the Company’s outstanding payment obligations that suppliers had elected to sell to the financial institutions were $275 million and $274 million, respectively.

Changes to the outstanding payment obligations are as follows:

March 31, 2024
(In millions)
Beginning, January 1, 2024	$274
Obligations confirmed	257
Obligations paid	(256)
Ending, March 31, 2024	$275

Note 17.     Legal Proceedings

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 17.     Legal Proceedings (Continued)
Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP has appealed the dismissal to the United States Court of Appeals for the Seventh Circuit. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. On March 18, 2022, the Nebraska federal district court granted ADM’s motion to transfer the GP case back to the Central District of Illinois for further proceedings. ADM moved to dismiss the complaint on May 20, 2022 and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal. On January 12, 2024, the appellate court vacated the dismissal and remanded the case to the district court for further proceedings. On March 8, 2024, GP filed an amended complaint. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Intersegment Sales Investigations

On June 30, 2023, the Company received a voluntary document request from the SEC relating to intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments, and subsequently received an additional document request from the SEC. The Company is cooperating with the SEC. Following the Company’s January 21, 2024 announcement of the Investigation, the Company received document requests from the Department of Justice (“DOJ”) focused primarily on the same subject matter, and the DOJ directed grand jury subpoenas to certain current and former Company employees. The Company is cooperating with the DOJ. The Company is unable to predict the final outcome of these investigations with any reasonable degree of certainty.

Securities Litigation

On January 24, 2024, following the Company’s January 21, 2024 announcement of the investigation relating to intersegment sales, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the Northern District of Illinois against the Company and its Chief Executive Officer, as well as Vikram Luthar and Ray Young. The plaintiff alleges false and misleading statements in the Company’s disclosures and seeks unspecified compensatory and punitive damages. On March 29, 2024 and April 12, 2024, purported stockholders of the Company filed derivative lawsuits in the U.S. District Court for the Northern District of Illinois against the Chief Executive Officer, Vikram Luthar, Ray Young, and certain individual ADM Directors, alleging false and misleading statements in the Company’s proxy statements, breach of fiduciary duty, and corporate waste, among other claims, and seeking unspecified damages. On April 23, 2024, a purported stockholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Delaware against the Chief Executive Officer, Vikram Luthar, Ray Young, and certain individual ADM Directors, asserting claims for breach of fiduciary duty and contribution and indemnification under the Securities Exchange Act and seeking unspecified damages. The Company is unable to predict the final outcome of these proceedings with any reasonable degree of certainty.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 18.     Subsequent Event

On April 15, 2024, the Company received a final delivery of 7,325,733 shares at an average share price of $63.065 or $462 million as final settlement of the ASR transaction (see Note 11 for more information).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview

This MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements.

ADM is an essential global agricultural supply chain manager and processor; a premier human and animal nutrition provider; a trailblazer in groundbreaking solutions to support healthier living; an industry-leading innovator in replacing petroleum-based products; and a leader in sustainability. The Company is one of the world’s leading producers of ingredients for sustainable nutrition. The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in over 190 countries.  The Company also processes corn, oilseeds, and wheat into products for food, animal feed, industrial, and energy uses.  The Company also engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for its shareholders, principally from margins earned on these activities.

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

ADM’s recent significant portfolio actions and announcements include:

•the acquisitions in January 2024 of Revela Foods, a Wisconsin-based developer and manufacturer of innovative dairy flavor ingredients and solutions and FDL, a UK-based leading developer and producer of premium flavor and functional ingredient systems.

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

The Company’s environmental goals, collectively called “Strive 35” – an ambitious plan to, by 2035, reduce absolute Scope 1 and 2 greenhouse gas (GHG) emissions by 25 percent from a 2019 baseline, reduce Scope 3 emissions by 25% from a 2021 baseline, reduce energy intensity by 15 percent from a 2019 baseline, reduce water intensity by 10 percent from a 2019 baseline, and achieve a 90 percent landfill diversion rate. In 2023, ADM refined two of its Strive 35 commitments to more meaningfully drive progress: ADM aims to reduce its absolute water withdrawal by 10%, from a 2019 baseline, by 2035, and ADM aims to increase its use of low-carbon energy sources to 25% of total energy used by 2035.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Part I Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s Ag Services and Oilseeds and Carbohydrate Solutions operations are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. As a result, changes in agricultural commodity prices have relatively equal impacts on both revenues and cost of products sold. Therefore, changes in revenues of these businesses do not necessarily correspond to changes in margins or gross profit. Thus, gross margins per volume or metric ton are more meaningful than gross margins as percentage of revenues.

The Nutrition businesses also utilize agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily correlate to changes in cost of products sold. Therefore, changes in revenues of these businesses may correspond to changes in margins or gross profit. Thus, gross margins rates are more meaningful as a performance indicator in these businesses.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company measures its performance using key financial metrics including net earnings, adjusted earnings per share (EPS), gross margins, segment operating profit, adjusted segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, return on invested capital, economic value added, and operating cash flows before working capital. Some of these metrics are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see “Non-GAAP Financial Measures” on page 43. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitical developments. Due to the unpredictable nature of these and other factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Intersegment Sales - Correction of Certain Segment-Specific Historical Information and Related Matters

As further described in Note 13, Segment Information of “Notes to Consolidated Financial Statements” included in Part I, Item 1 herein, the Company conducted an Investigation following receipt of a voluntary document request from the SEC. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, based on the Investigation, the Company corrected certain segment-specific historical financial information for the years presented in the Form 10-K.
Because each sale to be adjusted occurred between the Company’s reporting segments, the adjustments had no impact on the Company’s previously-reported consolidated balance sheets and statements of earnings, comprehensive income (loss), or cash flows. The Company determined the adjustments are not material to the Company’s consolidated financial statements taken as a whole for any period.

As further described in Note 13, Segment Information of “Notes to Consolidated Financial Statements” included in Part I, Item 1 herein, the Company also corrected certain immaterial errors relating to the classification of certain intrasegment revenues.

Additional information about such error corrections is set forth in Note 13, Segment Information of “Notes to Consolidated Financial Statements” included in Part I, Item 1 herein. Note 13 also includes adjustments to certain corresponding segment-specific historical financial information for the three months ended March 31, 2023 to reflect these immaterial error corrections. The information in this MD&A reflects the corrections to the historical financial information for the three months ended March 31, 2023.

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2024

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, following two years of very favorable market conditions, several headwinds in the agriculture cycle led to more normalized results throughout the entire value chain. Ag Services experienced slow South American farmer selling, low demand for North American exports, along with low margins in all regions with the move to a carry market. Crushing saw strong run rates, the anticipation of a more normal global supply environment, and new capacity suppressing meal values. In Refined Products and Other, oil values in North America were under pressure due to low carbon intensity feedstocks competing in the renewable diesel market. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Industry ethanol stocks remained elevated. Solid export demand for ethanol helped minimize the imbalance between supply and demand. In Nutrition, demand was softer in a few food and beverage product categories. Human Nutrition was impacted by inflation which drove lower demand and impacted volumes in alternative proteins. Demand has started to recover in the food, beverage, and dietary supplement segment. In Animal Nutrition, a soft amino acids market driven by price weakness in North America was partially compensated by a slightly improved market in Europe, Middle East, and Africa (EMEA). The global feed and feed additives market remained challenged on the demand side, with weakness in the Chinese beef and pork business and continued subdued global shrimp prices.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net earnings attributable to controlling interests decreased $0.4 billion from $1.2 billion to $0.7 billion. Segment operating profit decreased $0.4 billion from $1.7 billion to $1.3 billion and included asset impairment and restructuring charges totaling $6 million. Included in segment operating profit in the prior-year quarter was a net charge of $6 million consisting of charges totaling $7 million related to asset impairment and restructuring, partially offset by a gain on the sale of certain assets of $1 million. Adjusted segment operating profit (a non-GAAP measure) decreased $0.4 billion to $1.3 billion due primarily to lower results in Refined Products and Other, Ag Services, Crushing, Human Nutrition, and Starches and Sweeteners, partially offset by higher results in Wilmar, Vantage Corn Processors, Other Business, and Animal Nutrition. Corporate results in the current quarter were a net charge of $426 million and included restructuring charges of $12 million. Corporate results in the prior-year quarter were a net charge of $322 million and included a mark-to-market gain of $5 million on the conversion option of the exchangeable bonds issued in August 2020.

Income tax expense decreased $59 million to $166 million. The effective tax rate for the quarter ended March 31, 2024 was 18.8% compared to 16.1% for the quarter ended March 31, 2023. The increase in the rate was primarily due to changes in the geographic mix of forecasted pretax earnings and the impact of discrete tax items.

Analysis of Statements of Earnings

Processed volumes by product for the quarter are as follows (in metric tons):

	Three Months Ended
	March 31,
(In thousands)	2024	2023	Change
Oilseeds	9,387	8,627	760
Corn	4,407	4,394	13
Total	13,794	13,021	773

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds processed volumes was primarily related to improved crush rates in the current quarter compared to lower crush rates in the prior-year quarter resulting from weather related issues and reduced capacity due to the Russian-Ukraine war.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2024	2023	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$11,197	$11,695	$(498)
Crushing	3,327	3,683	(356)
Refined Products and Other	2,695	3,201	(506)
Total Ag Services and Oilseeds	17,219	18,579	(1,360)

Carbohydrate Solutions
Starches and Sweeteners	2,156	2,737	(581)
Vantage Corn Processors	527	800	(273)
Total Carbohydrate Solutions	2,683	3,537	(854)

Nutrition
Human Nutrition	964	936	28
Animal Nutrition	872	917	(45)
Total Nutrition	1,836	1,853	(17)

Other Business	109	103	6
Total	$21,847	$24,072	$(2,225)

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

Revenues decreased $2.2 billion to $21.8 billion due to lower sales prices ($5.0 billion), partially offset by higher sales volumes ($2.8 billion). Lower sales prices of oils, corn, soybeans, and meal and lower sales volumes of alcohol, rapeseed, and farming materials, were partially offset by higher sales volumes of corn, soybeans, wheat, and meal. Ag Services and Oilseeds revenues decreased 7% to $17.2 billion due to lower sales prices ($4.3 billion), partially offset by higher sales volumes ($3.0 billion). Carbohydrate Solutions revenues decreased 24% to $2.7 billion due to lower sales prices ($0.7 billion) and lower sales volumes ($0.2 billion). Nutrition revenues of $1.8 billion was comparable to the prior-year quarter.

Cost of products sold decreased $1.8 billion to $20.2 billion due principally to lower average commodity costs. Manufacturing expenses decreased $86 million to $1.8 billion due principally to lower energy costs, partially offset by higher salaries and benefit costs and commercial service fees.

Foreign currency translation increased revenues by $64 million and cost of products sold by $64 million.

Gross profit decreased $0.4 billion or 20% to $1.7 billion. Lower results in Ag Services and Oilseeds ($363 million), Starches and Sweeteners ($58 million), and Human Nutrition ($48 million) were partially offset by higher results in Vantage Corn Processors ($18 million), Animal Nutrition ($17 million), and Other ($17 million). These factors are explained in the segment operating profit discussion on page 42.

Selling, general, and administrative expenses increased $70 million to $951 million due primarily to higher legal and professional fees, increased amortization of intangibles, and higher salaries and benefit costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Asset impairment, exit, and restructuring costs increased $11 million to $18 million. Charges in the current quarter consisted of $3 million of impairments related to certain long-lived assets and $3 million of restructuring, presented as specified items within segment operating profit, and restructuring of $12 million in Corporate. Charges in the prior-year quarter consisted of $3 million of impairments related to certain long-lived assets and $4 million of restructuring, presented as specified items within segment operating profit.

Equity in earnings of unconsolidated affiliates increased $38 million to $212 million due primarily to higher earnings from the Company’s investment in Wilmar.

Interest and investment income decreased $11 million to $123 million due primarily to a valuation loss related to an investment in alternative protein and precision fermentation, partially offset by higher interest income driven by higher interest rates.

Interest expense increased $19 million to $166 million due primarily to increased short-term rates on customer deposit balances in ADM Investor Services. Interest expense in the prior-year quarter also included a mark-to-market gain adjustment of $5 million related to the conversion option of the exchangeable bonds issued in August 2020.

Other income-net decreased $18 million to $26 million. Income in the current quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, net foreign exchange gains, and net other income. Income in the prior-year quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, net foreign exchange gains, and net other income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss), adjusted segment operating profit (a non-GAAP measure), and earnings before income taxes for the quarter are as follows:

	Three Months Ended
	March 31,
	2024	2023	Change
	(In millions)
Earnings before income taxes	$885	$1,397	$(512)
Corporate results	426	322	104
Segment Operating Profit	1,311	1,719	(408)
Specified Items:
Gains on sale of assets	—	(1)	1
Impairment and restructuring charges	6	7	(1)
Adjusted Segment Operating Profit	$1,317	$1,725	$(408)

Ag Services and Oilseeds
Ag Services	$232	$348	$(116)
Crushing	313	427	(114)
Refined Products and Other	170	327	(157)
Wilmar	149	109	40
Total Ag Services and Oilseeds	$864	$1,211	$(347)

Carbohydrate Solutions
Starches and Sweeteners	$261	$313	$(52)
Vantage Corn Processors	(13)	(34)	21
Total Carbohydrate Solutions	$248	$279	$(31)

Nutrition
Human Nutrition	$76	$138	$(62)
Animal Nutrition	8	—	8
Total Nutrition	$84	$138	$(54)

Other Business	$121	$97	$24

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Ag Services and Oilseeds operating profit decreased 29%. Ag Services results were lower than the first quarter of 2023 due to the stabilization of trade flows leading to lower global trade and risk management results. Crushing results were lower than the prior-year quarter as increased imports of used cooking oil and the anticipation of large South American supplies negatively impacted North American soy crush margins. Significant positive mark-to-market timing impacts that contributed to the prior-year quarter results also drove lower results in the current quarter. Refined Products and Other results were lower than the prior-year quarter as the increased imports of used cooking oil negatively impacted refining margins in North America. Negative mark-to-market timing impacts affected current quarter results versus positive impacts in the prior-year quarter. Equity earnings from Wilmar were higher versus the first quarter of 2023.

Carbohydrate Solutions operating profit decreased 11%. Starches and Sweeteners results were lower year-over-year as strong starches and sweeteners margins were offset by lower domestic ethanol margins due to strong industry production and elevated stocks, as well as moderating margins in the EMEA region. Vantage Corn Processors results improved year-over-year as strong demand for sustainably certified exports of ethanol supported volumes and margins.

Nutrition operating profit decreased 39%. Human Nutrition results were lower than the first quarter of 2023 as impacts related to unplanned downtime at Decatur East and a normalizing texturants market negatively impacted margins. Animal Nutrition results were higher compared to the same quarter last year as cost optimization efforts and lower input costs bolstered margins.

Other Business operating profit increased $24 million. Captive insurance results were higher due to higher program premiums and lower claims. ADM Investor Services results improved on higher net interest income.

Corporate results for the quarter are as follows:

	Three Months Ended
	March 31,
	2024	2023	Change
	(In millions)
Interest expense-net	$(110)	$(103)	$(7)
Unallocated corporate costs	(304)	(248)	(56)
Gain on debt conversion option	—	5	(5)
Restructuring charges	(12)	—	(12)
Other income	—	24	(24)
Total Corporate	$(426)	$(322)	$(104)

Corporate results were a net charge of $426 million in the current quarter compared to a net charge of $322 million in the prior-year quarter. Interest expense-net increased $7 million due primarily to lower capitalized interest. Unallocated corporate costs increased $56 million due primarily to increases in legal and professional fees, global technology spend, incentive compensation accruals, and financing costs. Gain on debt conversion option in the prior-year quarter was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current quarter includes foreign exchange gains of $15 million and the non-service components of net pension benefit income of $5 million offset by an investment revaluation loss of $18 million. Other income in the prior-year quarter included the non-service components of net pension benefit income of $4 million and foreign exchange gains of $22 million.

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

Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items. Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of income tax expense, interest expense on borrowings, and depreciation and amortization to net earnings. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

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

The table below provides a reconciliation of net earnings to adjusted net earnings and diluted EPS to adjusted EPS for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024		2023
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	514		551

Net earnings and reported EPS (fully diluted)	$729	$1.42	$1,170	$2.12
Adjustments:
Gains on sale of assets - net of tax of $0 million (1)	—	—	(1)	—
Gain on debt conversion option - net of tax of $0 million (1)	—	—	(5)	(0.01)
Impairment and restructuring charges - net of tax of $0 million in 2024 and $2 million in 2023 (1)	18	0.03	5	0.01
Certain discrete tax adjustments	3	0.01	(18)	(0.03)
Total adjustments	21	0.04	(19)	(0.03)
Adjusted net earnings and adjusted EPS	$750	$1.46	$1,151	$2.09

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tables below provide a reconciliation of net earnings to adjusted EBITDA and adjusted EBITDA by segment for the three months ended March 31, 2024 and 2023.

	Three months ended
	March 31,
(In millions)	2024	2023	Change
Net earnings	$729	$1,170	$(441)
Net earnings (losses) attributable to noncontrolling interests	(10)	2	(12)
Income tax expense	166	225	(59)
Interest expense	115	100	15
Depreciation and amortization	280	259	21
EBITDA	1,280	1,756	(476)
(Gain) loss on sales of assets and businesses	—	(1)	1
Impairment and restructuring charges	18	7	11
Adjusted EBITDA	$1,298	$1,762	$(464)

	Three months ended
	March 31,
(In millions)	2024	2023	Change
Ag Services and Oilseeds	$959	$1,301	$(342)
Carbohydrate Solutions	325	358	(33)
Nutrition	158	203	(45)
Other Business	119	97	22
Corporate	(263)	(197)	(66)
Adjusted EBITDA	$1,298	$1,762	$(464)

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

Cash provided by operating activities was $0.7 billion for the three months ended March 31, 2024 compared to a use of $1.6 billion for the same period last year. Working capital changes decreased cash by $0.2 billion for the three months ended March 31, 2024 compared to a decrease of $2.9 billion for the same period last year. Segregated investments increased $0.2 billion due to increased trading activity in the Company’s futures commission and brokerage business. Trade receivables decreased $0.1 billion due to lower revenues. Inventories decreased $0.3 billion due to lower inventory prices and volumes. Trade payables decreased $0.7 billion primarily due to lower payables related to grain purchases. Brokerage payables increased approximately $0.3 billion due to increased trading activity in the Company’s futures commission and brokerage business.

Cash used in investing activities was $1.2 billion for the three months ended March 31, 2024 compared to $0.3 billion for the same period last year. Capital expenditures for the three months ended March 31, 2024 of $0.3 billion was comparable to the same period last year. Net assets of businesses acquired in the three months ended March 31, 2024 were $0.9 billion compared to none in the same period last year.

Cash used in financing activities was $2 million for the three months ended March 31, 2024 compared to cash provided of $0.6 billion for the same period last year. Long-term debt payments were immaterial for the three months ended March 31, 2024 compared to $2 million for the same period last year. Net borrowings on short-term credit agreements for the three months ended March 31, 2024 were $1.6 billion compared to $1.3 billion for the same period last year. Share repurchases for the three months ended March 31, 2024 were $1.3 billion compared to $0.4 billion for the same period last year. Dividends were $0.3 billion for the three months ended March 31, 2024 compared to $0.2 billion for the same period last year.

At March 31, 2024, the Company had $0.8 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.5 to 1. Included in working capital was $6.7 billion of readily marketable commodity inventories. At March 31, 2024, the Company’s capital resources included shareholders’ equity of $23.2 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.8 billion, of which $8.8 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of long-term debt of $8.2 billion and shareholders’ equity of $23.2 billion in 2024 and the sum of long-term debt of $8.3 billion and shareholders’ equity of $24.1 billion in 2023) was 26% and 25% at March 31, 2024 and December 31, 2023, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt of $1.7 billion, current maturities of long-term debt of $1 million, and long-term debt of $8.2 billion less the sum of cash and cash equivalents of $0.8 billion and short-term marketable securities of none in 2024 and the sum of short-term debt of $0.1 billion, current maturities of long-term debt of $1 million, and long-term debt of $8.3 billion less the sum of cash and cash equivalents of $1.4 billion and short-term marketable securities of none in 2023) to capital (the sum of net debt of $9.2 billion and shareholders’ equity of $23.2 billion in 2024 and the sum of net debt of $7.0 billion and shareholders' equity of $24.1 billion in 2023) was 28% and 22% at March 31, 2024 and December 31, 2023, respectively. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $0.9 billion of commercial paper outstanding at March 31, 2024.

As of March 31, 2024, the Company had $0.8 billion of cash and cash equivalents, $0.7 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.2 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $3.0 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of March 31, 2024, the Company had $0.7 billion unused capacity of its facility under the Programs.

As of March 31, 2024, the Company has total available liquidity of $9.6 billion comprised of cash and cash equivalents and unused lines of credit with a well-diversified group of primarily investment-grade institutions.

For the three months ended March 31, 2024, the Company spent approximately $0.3 billion in capital expenditures, $0.3 billion in dividends, and $1.3 billion in share repurchases. The Company has a stock repurchase program. On March 12, 2024, the Company entered into an ASR Agreement with Merrill Lynch International, an affiliate of BofA Securities, Inc., to repurchase $1.0 billion of ADM common stock as part of ADM’s existing share repurchase program to repurchase up to 200 million shares through December 31, 2024. On March 28, 2024, the Company received an interim delivery of 8,880,986 shares at an average share price of $60.596 or $538 million. Under the program, the Company had 38.5 million shares remaining as of March 31, 2024 that may be repurchased until December 31, 2024. On April 15, 2024, the Company received a final delivery of 7,325,733 shares as final settlement of the ASR transaction (see Notes 11 and 18 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information). As of the final settlement date, the Company had 31.2 million shares remaining that may be repurchased under the program until December 31, 2024.

In 2024, the Company expects total capital expenditures of approximately $1.3 billion and additional cash outlays of approximately $1.0 billion in dividends and up to $2.3 billion in share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2024 and December 31, 2023 were $12.2 billion and $14.0 billion, respectively.  The decrease is primarily related to lower energy commitments and obligations to purchase agricultural commodity inventories at lower prices. As of March 31, 2024, the Company expects to make payments related to purchase obligations of $11.6 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended March 31, 2024.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended March 31, 2024.

Critical Accounting Policies and Estimates

There were no material changes in the Company’s critical accounting policies and estimates during the quarter ended March 31, 2024. For a description of the Company’s critical accounting policies, estimates, and assumptions used in the preparation of the Company’s financial statements, see Part II, Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended March 31, 2024 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

	Three months ended		Year ended
	March 31, 2024		December 31, 2023
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$(265)	$(27)	$498	$50
Lowest position	6	1	(6)	(1)
Average position	(56)	(6)	125	13

The change in fair value of the average position was due to the overall decrease in average quantities, partially offset by the increase in prices of certain commodities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer, concluded the Company’s disclosure controls and procedures were not effective as of March 31, 2024, due to the material weakness described below.

Internal Control Over Financial Reporting

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, during the fourth quarter of 2023, in connection with the Investigation, the Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for intersegment sales. The material weakness resulted from inadequate controls that allowed for certain intersegment sales to be reported at amounts that were not in accordance with ASC 606, Revenue from Contracts with Customers. Specifically, the Company did not have adequate controls in place around measurement of certain intersegment sales between the Nutrition reporting segment and the Ag Services and Oilseeds and Carbohydrate Solutions reporting segments. The absence of adequate controls with respect to the reporting of intersegment sales impacted the accuracy of the Company’s segment disclosures and review controls over projected financial information utilized in goodwill and other long-lived asset impairment tests.

ITEM 4.    CONTROLS AND PROCEDURES (Continued)

Remediation Plan

The Company is in the process of implementing enhancements to its internal controls to remediate the identified material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for intersegment sales and to enhance the reliability of its financial statements with respect to the pricing and reporting of such sales. Specifically, the Company is in the process of: (i) enhancing the Company’s accounting policies with respect to the measurement of intersegment sales; (ii) improving and documenting the Company’s pricing guidelines for intersegment sales; (iii) enhancing the design and documentation of the execution of pricing and measurement controls for segment disclosure purposes and projected financial information used in impairment analyses; and (iv) increasing training for relevant personnel on the measurement of and application of relevant accounting guidance to intersegment sales.

While the Company believes these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weakness in internal control over financial reporting until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new and enhanced controls.

Changes in Internal Control Over Financial Reporting

The Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. The Company did not have any further deployments of the ERP system during the quarter ended March 31, 2024.

Except for the material weakness described above and the related remediation measures that are being implemented, there have been no changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended March 31, 2024, the Company completed the acquisitions of Revela, FDL, and PT. As a result of the acquisitions, the Company is in the process of reviewing the internal control structures of these businesses and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired businesses.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 10, Income Taxes of “Notes to Consolidated Financial Statements” included in Part I, Item 1 herein, “Financial Statements,” for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of our business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice. See Note 17, Legal Proceedings of “Notes to Consolidated Financial Statements” included in Part I, Item 1 herein, “Financial Statements,” for information on the Company’s legal proceedings which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended March 31, 2024. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
January 1, 2024 to
January 31, 2024	4,654,264	$70.260	4,653,786	47,379,648

February 1, 2024 to
February 29, 2024	412,208	52.976	—	47,379,648

March 1, 2024 to
March 31, 2024	9,325,919	60.387	8,880,986	38,498,662
Total	14,392,391	$63.368	13,534,772	38,498,662

(1)Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended March 31, 2024, there were 857,619 shares received as payments for the withholding taxes on vested restricted stock awards.

ITEM 4.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)
(2)On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ITEM 5.    OTHER INFORMATION
None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

ITEM 6.    EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001).

(3)(ii)	Bylaws, as amended through November 2, 2022 (incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023).

(10.1)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.

(10.2)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.

(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Inline XBRL file set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” and for the information under Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.

(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ I. Roig
I. Roig
Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Dated: April 30, 2024