Form 10-Q
period 2024-06-30
Archer-Daniels-Midland Co
filed 2024-07-30
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Common Stock, no par value – 478,142,028 shares
(July 29, 2024)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results and operations, growth opportunities, pending litigation and investigations, and timing of the remediation of the Company’s material weakness in the Company’s internal control over financial reporting are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from the forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, without limitation, those that are described in Item 1A, "Risk Factors" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as may be updated in this or subsequent Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, Archer-Daniels- Midland Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Archer-Daniels-Midland Company

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)

Revenues	$22,248	$25,190	$44,095	$49,262
Cost of products sold	20,852	23,307	41,040	45,299
Gross Profit	1,396	1,883	3,055	3,963

Selling, general, and administrative expenses	907	841	1,858	1,722
Asset impairment, exit, and restructuring costs	7	60	25	67
Equity in earnings of unconsolidated affiliates	(152)	(151)	(364)	(325)
Interest and investment income	(140)	(142)	(263)	(276)
Interest expense	187	180	353	327
Other (income) expense – net	(9)	(37)	(35)	(81)
Earnings Before Income Taxes	596	1,132	1,481	2,529

Income tax expense	115	204	281	429
Net Earnings Including Noncontrolling Interests	481	928	1,200	2,100

Less: Net earnings (losses) attributable to noncontrolling interests	(5)	1	(15)	3

Net Earnings Attributable to Controlling Interests	$486	$927	$1,215	$2,097

Average number of shares outstanding – basic	492	545	503	548

Average number of shares outstanding – diluted	493	546	503	549

Basic earnings per common share	$0.99	$1.70	$2.42	$3.83

Diluted earnings per common share	$0.98	$1.70	$2.41	$3.82

Dividends per common share	$0.50	$0.45	$1.00	$0.90

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)

Net earnings including noncontrolling interests	$481	$928	$1,200	$2,100
Other comprehensive income (loss):
Foreign currency translation adjustment	(261)	35	(257)	188
Tax effect	(6)	14	(26)	28
Net of tax amount	(267)	49	(283)	216

Pension and other postretirement benefit liabilities adjustment	(3)	(6)	(7)	(32)
Tax effect	1	4	2	(9)
Net of tax amount	(2)	(2)	(5)	(41)

Deferred gain (loss) on hedging activities	(48)	(37)	(117)	(141)
Tax effect	6	16	16	32
Net of tax amount	(42)	(21)	(101)	(109)

Unrealized gain (loss) on investments	—	4	(7)	8
Tax effect	—	(1)	(1)	(2)
Net of tax amount	—	3	(8)	6
Other comprehensive income (loss)	(311)	29	(397)	72
Comprehensive income (loss)	170	957	803	2,172

Less: Comprehensive income (loss) attributable to noncontrolling interests	(6)	—	(19)	(1)

Comprehensive income (loss) attributable to controlling interests	$176	$957	$822	$2,173

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Balance Sheets

(In millions)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$764	$1,368
Segregated cash and investments	6,975	7,228
Trade receivables - net	4,382	4,232
Inventories	10,443	11,957
Other current assets	4,398	4,982
Total Current Assets	26,962	29,767

Investments and Other Assets
Investments in affiliates	5,557	5,500
Goodwill and other intangible assets	6,970	6,341
Right of use assets	1,293	1,211
Other assets	1,288	1,304
Total Investments and Other Assets	15,108	14,356

Property, Plant, and Equipment
Land and land improvements	570	573
Buildings	6,002	5,876
Machinery and equipment	20,397	20,223
Construction in progress	1,458	1,360
	28,427	28,032
Accumulated depreciation	(17,799)	(17,524)
Net Property, Plant, and Equipment	10,628	10,508
Total Assets	$52,698	$54,631

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,312	$105
Trade payables	5,035	6,313
Payables to brokerage customers	7,468	7,867
Accrued expenses and other payables	3,569	4,076
Current lease liabilities	299	300
Current maturities of long-term debt	1	1
Total Current Liabilities	18,684	18,662

Long-Term Liabilities
Long-term debt	8,247	8,259
Deferred income taxes	1,289	1,309
Non-current lease liabilities	1,017	931
Other	1,000	1,005
Total Long-Term Liabilities	11,553	11,504

Temporary Equity - Redeemable noncontrolling interest	302	320

Shareholders’ Equity
Common stock	3,200	3,154
Reinvested earnings	21,828	23,465
Accumulated other comprehensive income (loss)	(2,880)	(2,487)
Noncontrolling interests	11	13
Total Shareholders’ Equity	22,159	24,145
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$52,698	$54,631

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Consolidated Statements of Cash Flows
(Unaudited)

(In millions)	Six Months Ended June 30,
	2024	2023
Operating Activities
Net earnings including noncontrolling interests	$1,200	$2,100
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	566	521
Asset impairment charges	10	46
Deferred income taxes	(92)	8
Equity in earnings of affiliates, net of dividends	(121)	(80)
Stock compensation expense	84	86
Deferred cash flow hedges	(118)	(141)
(Gain) losses on sales/revaluation of assets	9	(32)
Other – net	154	(18)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(261)	(1,392)
Trade receivables	(180)	846
Inventories	1,443	2,917
Other current assets	628	582
Trade payables	(1,257)	(2,762)
Payables to brokerage customers	(390)	(1,213)
Accrued expenses and other payables	(507)	(569)
Total Operating Activities	1,168	899

Investing Activities
Capital expenditures	(690)	(614)
Net assets of businesses acquired	(936)	—
Proceeds from sales of assets	16	17
Investments in affiliates	(8)	(6)
Distributions from affiliates	2	—
Cost method investments	—	(5)
Other – net	4	(3)
Total Investing Activities	(1,612)	(611)

Financing Activities
Long-term debt borrowings	—	500
Long-term debt payments	—	(662)
Net borrowings (payments) under lines of credit agreements	2,208	(371)
Share repurchases	(2,327)	(1,001)
Cash dividends	(503)	(494)
Other – net	(39)	(103)
Total Financing Activities	(661)	(2,131)

Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	(14)	(3)
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,119)	(1,846)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	5,390	7,033
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$4,271	$5,187

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets

Cash and cash equivalents	$764	$1,426
Restricted cash and restricted cash equivalents included in segregated cash and investments	3,507	3,761
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,271	$5,187

See notes to consolidated financial statements.

Archer-Daniels-Midland-Company

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount
Balance, March 31, 2024	502	$2,720	$23,069	$(2,570)	$13	$23,232
Comprehensive income
Net earnings			486		(5)
Other comprehensive income (loss)				(310)	(1)
Total comprehensive income						170
Cash dividends paid - $0.50 per share			(247)			(247)
Share repurchases	(24)	462	(1,480)			(1,018)
Stock compensation expense		18				18
Other	—	—	—	—	4	4
Balance, June 30, 2024	478	3,200	$21,828	$(2,880)	$11	$22,159

Balance, December 31, 2023	513	$3,154	$23,465	$(2,487)	$13	$24,145
Comprehensive income
Net earnings			1,215		(15)
Other comprehensive income (loss)				(393)	(4)
Total comprehensive income						803
Cash dividends paid - $1.00 per share			(503)			(503)
Share repurchases	(37)		(2,349)			(2,349)
Stock compensation expense	3	84				84
Stock option exercises net of taxes	(1)	(41)				(41)
Other	—	3	—	—	17	20
Balance, June 30, 2024	478	$3,200	$21,828	$(2,880)	$11	$22,159

Balance, March 31, 2023	545	$3,106	$24,217	$(2,463)	$36	$24,896
Comprehensive income
Net earnings			927		1
Other comprehensive income (loss)				30	(1)
Total comprehensive income						957
Cash dividends paid - $0.45 per share			(246)			(246)
Share repurchases	(9)		(654)			(654)
Stock compensation expense	—	21				21
Stock option exercises net of taxes	—	1				1
Balance, June 30, 2023	536	$3,128	$24,244	$(2,433)	$36	$24,975

Balance, December 31, 2022	547	$3,147	$23,646	$(2,509)	$33	$24,317
Comprehensive income
Net earnings			2,097		3
Other comprehensive income (loss)				76	(4)
Total comprehensive income						2,172
Cash dividends paid - $0.90 per share			(494)			(494)
Share repurchases	(13)		(1,005)			(1,005)
Stock compensation expense	3	86				86
Stock option exercises net of taxes	(1)	(107)				(107)
Other	—	2	—	—	4	6
Balance, June 30, 2023	536	$3,128	$24,244	$(2,433)	$36	$24,975

See notes to consolidated financial statements.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 for Archer-Daniels-Midland Company (the Company or ADM).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Changes to the allowance for estimated uncollectible accounts were as follows:

	Three Months Ended June 30
	2024	2023
	(In millions)
Beginning, April 1	$216	$182
Current year provisions	(12)	9
Write-offs against allowance	(3)	(16)
Foreign exchange translation adjustment	(1)	—
Other	(6)	(1)
Ending, June 30	$194	$174

	Six Months Ended June 30
	2024	2023
	(In millions)
Beginning, January 1	$215	$199
Current year provisions	(7)	13
Recoveries	8	1
Write-offs against allowance	(16)	(40)
Foreign exchange translation adjustment	—	1
Other	(6)	—
Ending, June 30	$194	$174

Current year provisions in the three months ended June 30, 2024 include reversals of prior general provisions for economic factors related to the pandemic. Write-offs against allowance in the three months and six months ended June 30, 2024 were primarily related to trade receivables and long-term receivables, respectively. Write-offs against allowance in the three months ended June 30, 2023 were primarily related to a customer in Brazil. Also included in write-offs against allowance in the six months ended June 30, 2023 was allowance on receivables that were subsequently sold.

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value.  In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.

The following table sets forth the Company’s inventories as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(In millions)
Raw materials and supplies	$1,787	$1,944
Finished goods	2,909	3,026
Market inventories	5,747	6,987
Total inventories	$10,443	$11,957

Included in raw materials and supplies are work in process inventories which were not material as of June 30, 2024 and December 31, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation (Continued)
Cost Method Investments

Cost method investments of $440 million and $438 million as of June 30, 2024 and December 31, 2023, respectively, were included in Other Assets in the Company’s consolidated balance sheets. Revaluation losses of $18 million in the six months ended June 30, 2024 were related to an investment in alternative protein and precision fermentation, partially offset by an upward adjustment of $2 million in the six months ended June 30, 2024. There were no revaluation gains or losses in the three and six months ended June 30, 2023. Revaluation gains and losses are recorded in interest and investment income in the Company’s consolidated statements of earnings. As of June 30, 2024, the cumulative amounts of upward and downward adjustments were $115 million and $94 million, respectively.

Investments in Affiliates

The Company applies the equity method of accounting for investments over which the Company has the ability to exercise significant influence, including its 22.5% investment in Wilmar International Limited (“Wilmar”). The Company’s investment in Wilmar had a carrying value of $4.1 billion as of June 30, 2024, and a market value of $3.2 billion based on the quoted Singapore Exchange market price converted to U.S. dollars at the applicable exchange rate at June 30, 2024. Wilmar does not have a recent history of operating losses, has positive working capital and positive cash flows and has a long history of paying dividends.

A significant portion of the decline in market value of Wilmar based on the quoted Singapore Exchange market price occurred during the quarter ended June 30, 2024. The Company considers its investment in Wilmar a significant and strategic relationship and has the intent and ability to retain its investment in Wilmar for a period of time sufficient to allow for any anticipated recovery in market value.

Based on the evaluation of the factors above and the Company’s evaluation of the near-term prospects of Wilmar in relation to the severity and duration of the decline in fair value, the Company does not consider the investment to be other-than-temporarily impaired at June 30, 2024.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 3.    Revenues

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition. Revenue is measured based on the consideration specified in the contract with a customer. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in paragraph 10-50-14 of ASC 606, Revenue from Contracts with Customers, (Topic 606) and does not disclose information about remaining performance obligations that have original expected durations of one year or less. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $252 million and $445 million for the three and six months ended June 30, 2024, respectively, and $200 million and $378 million for the three and six months ended June 30, 2023, respectively. For physically settled derivative sales contracts that are outside the scope of Topic 606, the Company recognizes revenue when control of the inventory is transferred within the meaning of Topic 606 as required by ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20).
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Contract liabilities of $364 million and $626 million as of June 30, 2024 and December 31, 2023, respectively, were recorded in accrued expenses and other payables in the consolidated balance sheets. Revenues recognized in the three and six months ended June 30, 2024 from the December 31, 2023 contract liabilities were $120 million and $355 million, respectively.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$925	$252	$1,177	$10,569	$11,746
Crushing	104	—	104	2,746	2,850
Refined Products and Other	523	—	523	2,214	2,737
Total Ag Services and Oilseeds	1,552	252	1,804	15,529	17,333
Carbohydrate Solutions
Starches and Sweeteners	1,654	—	1,654	557	2,211
Vantage Corn Processors	683	—	683	—	683
Total Carbohydrate Solutions	2,337	—	2,337	557	2,894
Nutrition
Human Nutrition	1,061	—	1,061	—	1,061
Animal Nutrition	847	—	847	—	847
Total Nutrition	1,908	—	1,908	—	1,908

Other Business	113	—	113	—	113
Total Revenues	$5,910	$252	$6,162	$16,086	$22,248

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

	Six Months Ended June 30, 2024
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,947	$445	$2,392	$20,551	$22,943
Crushing	220	—	220	5,957	6,177
Refined Products and Other	1,070	—	1,070	4,362	5,432
Total Ag Services and Oilseeds	3,237	445	3,682	30,870	34,552
Carbohydrate Solutions
Starches and Sweeteners	3,247	—	3,247	1,120	4,367
Vantage Corn Processors	1,210	—	1,210	—	1,210
Total Carbohydrate Solutions	4,457	—	4,457	1,120	5,577
Nutrition
Human Nutrition	2,025	—	2,025	—	2,025
Animal Nutrition	1,719	—	1,719	—	1,719
Total Nutrition	3,744	—	3,744	—	3,744

Other Business	222	—	222	—	222
Total Revenues	$11,660	$445	$12,105	$31,990	$44,095

	Three Months Ended June 30, 2023
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$1,071	$200	$1,271	$12,095	$13,366
Crushing	32	—	32	3,448	3,480
Refined Products and Other	577	—	577	2,421	2,998
Total Ag Services and Oilseeds	1,680	200	1,880	17,964	19,844
Carbohydrate Solutions
Starches and Sweeteners	1,872	—	1,872	603	2,475
Vantage Corn Processors	906	—	906	—	906
Total Carbohydrate Solutions	2,778	—	2,778	603	3,381
Nutrition
Human Nutrition	966	—	966	—	966
Animal Nutrition	887	—	887	—	887
Total Nutrition	1,853	—	1,853	—	1,853

Other Business	112	—	112	—	112
Total Revenues	$6,423	$200	$6,623	$18,567	$25,190

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

Note 4.    Acquisitions

During the six months ended June 30, 2024, the Company acquired Revela Foods (“Revela”), a Wisconsin-based developer and manufacturer of innovative dairy flavor ingredients and solutions, FDL, a UK-based leading developer and producer of premium flavor and functional ingredient systems, PT Trouw Nutrition Indonesia (“PT”), a subsidiary of Nutreco and leading provider of functional and nutritional solutions for livestock farming in Indonesia, and Totally Natural Solutions (“TNS”), a UK-based hops flavoring producer, for an aggregate cash consideration of $948 million.

The aggregate cash consideration of these acquisitions, net of $12 million in cash acquired, was allocated as follows, subject to final measurement period adjustments:

(In millions)	Revela	FDL	PT	TNS	Total
Working capital	$50	$16	$5	$2	$73
Property, plant, and equipment	38	34	5	2	79
Goodwill	410	128	5	8	551
Other intangible assets	166	97	—	11	274
Other long-term assets	28	1	—	—	29
Long-term liabilities	(43)	(26)	—	(1)	(70)
Aggregate cash consideration	$649	$250	$15	$22	$936

Goodwill recorded in connection with the acquisitions is primarily attributable to the synergies expected to arise after the Company’s acquisition of the businesses. Of the $551 million allocated to goodwill, $313 million is expected to be deductible for tax purposes.

These acquisitions add capabilities to the Human and Animal Nutrition businesses. The Company’s consolidated statement of earnings for the three and six months ended June 30, 2024 includes the post-acquisition results of the acquired businesses which were immaterial.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4.    Acquisitions (Continued)
The following table sets forth the fair values and the useful lives of the other intangible assets acquired.

	Useful Lives			Revela	FDL	TNS	Total
	(In years)			(In millions)
Intangible assets with finite lives:
Trademarks/brands	3			$—	$4	$1	$5
Customer lists	10	to	18	124	73	8	205
Recipes and others	10	to	21	42	20	2	64
Total other intangible assets acquired				$166	$97	$11	$274

Note 5.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	Fair Value Measurements at June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)

Assets:
Inventories carried at market	$—	$3,201	$2,546	$5,747
Unrealized derivative gains:
Commodity contracts	—	735	395	1,130
Foreign currency contracts	—	188	—	188
Interest rate contracts	—	5	—	5
Cash equivalents	260	—	—	260
Segregated investments	1,748	—	—	1,748
Total Assets	$2,008	$4,129	$2,941	$9,078

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$545	$367	$912
Foreign currency contracts	—	158	—	158
Inventory-related payables	—	1,149	34	1,183
Total Liabilities	$—	$1,852	$401	$2,253

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

The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2024.

	Level 3 Fair Value Asset Measurements at
	June 30, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)
Balance, March 31, 2024	$2,948	$764	$3,712
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	187	197	384
Purchases	3,637		3,637
Sales	(4,194)	—	(4,194)
Settlements	—	(438)	(438)
Transfers into Level 3	557	29	586
Transfers out of Level 3	(589)	(157)	(746)
Ending balance, June 30, 2024	$2,546	$395	$2,941

* Includes increase in unrealized gains of $325 million relating to Level 3 assets still held at June 30, 2024.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Fair Value Measurements (Continued)
The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2024.

	Level 3 Fair Value Liability Measurements at
	June 30, 2024
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, March 31, 2024	$62	$435	$497
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(4)	203	199
Purchases	2	—	2
Sales	(26)	—	(26)
Settlements	—	(282)	(282)
Transfers into Level 3	—	15	15
Transfers out of Level 3	—	(4)	(4)
Ending balance, June 30, 2024	$34	$367	$401

* Includes increase in unrealized losses of $208 million relating to Level 3 liabilities still held at June 30, 2024.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5.    Fair Value Measurements (Continued)
The following table presents a rollforward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2024.

	Level 3 Fair Value Asset Measurements at
	June 30, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
	(In millions)

Balance, December 31, 2023	$2,713	$731	$3,444
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	90	572	662
Purchases	7,426	—	7,426
Sales	(8,077)	—	(8,077)
Settlements	—	(790)	(790)
Transfers into Level 3	1,073	57	1,130
Transfers out of Level 3	(679)	(175)	(854)
Ending balance, June 30, 2024	$2,546	$395	$2,941

* Includes increase in unrealized gains of $889 million relating to Level 3 assets still held at June 30, 2024.

The following table presents a rollforward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2024.

	Level 3 Fair Value Liability Measurements at
	June 30, 2024
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
	(In millions)

Balance, December 31, 2023	$101	$457	$558
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(7)	532	525
Purchases	3	—	3
Sales	(64)	—	(64)
Settlements	—	(572)	(572)
Transfers into Level 3	1	28	29
Transfers out of Level 3	—	(78)	(78)
Ending balance, June 30, 2024	$34	$367	$401

* Includes increase in unrealized losses of $546 million relating to Level 3 liabilities still held at June 30, 2024.

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

	Level 3 Fair Value Liability Measurements at
	June 30, 2023
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
	(In millions)

Balance, December 31, 2022	$89	$603	$6	$698
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	2	778	(6)	774
Purchases	7	—	—	7
Settlements	(34)	(707)	—	(741)
Transfers into Level 3	1	125	—	126
Transfers out of Level 3	—	(8)	—	(8)
Ending balance, June 30, 2023	$65	$791	$—	$856

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2024 and December 31, 2023. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of June 30, 2024 is a weighted average 39.1% of the total price for assets and 42.7% of the total price for liabilities.

	Weighted Average % of Total Price
	June 30, 2024		December 31, 2023
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	39.1%	42.7%	25.0%	33.2%
Transportation cost	17.4%	—%	11.5%	—%

Commodity Derivative Contracts
Basis	32.7%	25.3%	24.2%	24.9%
Transportation cost	24.8%	19.8%	9.3%	3.2%

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
	(In millions)

Foreign Currency Contracts	$133	$158	$187	$122
Interest Rate Contracts	—	—	—	—
Commodity Contracts	1,121	912	1,343	957
Total	$1,254	$1,070	$1,530	$1,079

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2024 and 2023.

			Other (income) expense - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Three Months Ended June 30, 2024
Consolidated Statement of Earnings	$22,248	$20,852	$(9)	$187

Pre-tax gains (losses) on:
Foreign Currency Contracts	$18	$(155)	$8	$—
Commodity Contracts	—	(22)	—	—
Total gain (loss) recognized in earnings	$18	$(177)	$8	$—	$(151)

Three Months Ended June 30, 2023
Consolidated Statement of Earnings	$25,190	$23,307	$(37)	$180

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(15)	$153	$43	$—
Commodity Contracts	—	35	—	—
Debt Conversion Option	—	—	—	1
Total gain (loss) recognized in earnings	$(15)	$188	$43	$1	$217

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

			Other (income) expense - net
		Cost of		Interest
(In millions)	Revenues	products sold		expense
Six Months Ended June 30, 2024
Consolidated Statement of Earnings	$44,095	$41,040	$(35)	$353

Pre-tax gains (losses) on:
Foreign Currency Contracts	$19	$(218)	$62	$—
Commodity Contracts	—	175	—	—
Total gain (loss) recognized in earnings	$19	$(43)	$62	$—	$38

Six Months Ended June 30, 2023
Consolidated Statement of Earnings	$49,262	$45,299	$(81)	$327

Pre-tax gains (losses) on:
Foreign Currency Contracts	$(26)	$248	$27	$—
Commodity Contracts	—	475	—	—
Debt Conversion Option	—	—	—	6
Total gain (loss) recognized in earnings	$(26)	$723	$27	$6	$730

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

Derivatives Designated as Cash Flow, Fair Value, and Net Investment Hedging Strategies

The Company had certain derivatives designated as cash flow and net investment hedges as of June 30, 2024 and December 31, 2023. In addition, the Company had certain derivatives designated as fair value hedges as of June 30, 2024.

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

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn.  The Company’s corn processing plants normally grind approximately 59 million bushels of corn per month. During the past 12 months, the Company hedged between 12% and 34% of its monthly grind. At June 30, 2024, the Company had designated hedges representing between 1% and 31% of its anticipated monthly grind of corn for the next 12 months.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Company uses futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 77% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At June 30, 2024, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 39% and 76% of the anticipated monthly natural gas consumption at the designated facilities. At June 30, 2024, the Company had designated hedges representing between 33% and 58% of the anticipated monthly natural gas consumption over the next 12 months.

As of June 30, 2024 and December 31, 2023, the Company had after-tax gains of $26 million and after-tax gains of $42 million in AOCI, respectively, related to gains and losses from these programs.  The Company expects to recognize $26 million of the June 30, 2024 after-tax gains in its consolidated statement of earnings during the next 12 months.

Fair Value Hedges
The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt is recognized in the consolidated statement of earnings during the current period. The terms of the interest rate swaps match the terms of the underlying debt. The Company executed fixed to floating rate interest swaps with an aggregate notional amount of $500 million as of as of June 30, 2024. As of June 30, 2024, the Company had after-tax gains of $5 million in other current assets and a corresponding decrease to the underlying debt for the same amount with no net impact to earnings.

Foreign Currency Contracts
The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $0.8 billion as of June 30, 2024 and December 31, 2023, and foreign exchange forwards with an aggregate notional amount of $2.0 billion and $2.1 billion as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the Company had after-tax gains of $60 million and after-tax losses of $5 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
	(In millions)
Commodity Contracts	$9	$—	$16	$—
Foreign Currency Contracts	55	—	—	22
Interest Rate Contracts	5	—	—	—
Total	$69	$—	$16	$22

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the consolidated statements of earnings for the three and six months ended June 30, 2024 and 2023.

	Cost of products sold
(In millions)
Three Months Ended June 30, 2024
Consolidated Statement of Earnings	$20,852

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(23)
Total gain (loss) recognized in earnings	$(23)	$(23)

Three Months Ended June 30, 2023
Consolidated Statement of Earnings	$23,307

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(41)
Total gain (loss) recognized in earnings	$(41)	$(41)

	Cost of products sold
(In millions)
Six Months Ended June 30, 2024
Consolidated Statement of Earnings	$41,040

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(4)
Total gain (loss) recognized in earnings	$(4)	$(4)

Six Months Ended June 30, 2023
Consolidated Statement of Earnings	$45,299

Effective amounts recognized in earnings
Pre-tax gains (losses) on:
Commodity Contracts	$(145)
Total gain (loss) recognized in earnings	$(145)	$(145)

Other Net Investment Hedging Strategies

The Company has designated €0.7 billion of its outstanding long-term debt and commercial paper borrowings at June 30, 2024 and December 31, 2023 as hedges of its net investment in a foreign subsidiary. As of June 30, 2024 and December 31, 2023, the Company had after-tax gains of $227 million and $212 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 7.     Other Current Assets

The following table sets forth the items in other current assets:

	June 30,	December 31,
	2024	2023
	(In millions)
Unrealized gains on derivative contracts	$1,323	$1,546
Margin deposits and grain accounts	601	560
Customer omnibus receivable	812	1,052
Financing receivables - net (1)	145	237
Insurance premiums receivable	79	61
Prepaid expenses	373	445
Biodiesel tax credit	150	119
Tax receivables	535	491
Non-trade receivables	280	304
Other current assets	100	167
	$4,398	$4,982

(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $6 million at each of June 30, 2024 and December 31, 2023. Interest earned on financing receivables of $5 million and $10 million for the three and six months ended June 30, 2024, respectively, and $4 million and $10 million for the three and six months ended June 30, 2023, respectively, is included in interest and investment income in the consolidated statements of earnings.

Note 8.     Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables:

	June 30,	December 31,
	2024	2023
	(In millions)

Unrealized losses on derivative contracts	$1,070	$1,101
Accrued compensation	290	439
Income tax payable	202	284
Other taxes payable	206	172
Insurance claims payable	86	73
Contract liability	364	626
Other accruals and payables	1,351	1,381
	$3,569	$4,076

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 9.    Debt and Financing Arrangements

At June 30, 2024, the fair value of the Company’s long-term debt was below the carrying value by $0.5 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards).

At June 30, 2024, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $12.3 billion, of which $7.8 billion was unused. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.0 billion of commercial paper outstanding at June 30, 2024.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.8 billion in funding resulting from the sale of accounts receivable with $0.7 billion unused capacity as of June 30, 2024.

Note 10.    Income Taxes

The Company’s effective tax rate was 19.3% and 19.0% for the three and six months ended June 30, 2024, respectively, compared to 18.0% and 17.0% for the three and six months ended June 30, 2023, respectively. The increase in the rate was primarily due to the impact of discrete tax items, partially offset by the change in the geographic mix of forecasted pretax earnings.

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
In 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment from the Netherlands tax authority challenging the transfer pricing aspects of a 2009 business reorganization, which involved two of its subsidiary companies in the Netherlands. As of June 30, 2024, this assessment was $87 million in tax and $35 million in interest (adjusted for variation in currency exchange rates). On April 23, 2020, the court issued an unfavorable ruling and in October 2020, assigned a third party expert to establish a valuation. During the second quarter of 2021, the third party expert issued a final valuation. On September 30, 2022, the court issued a ruling consistent with the valuation report, and both the Dutch tax authorities and ADM filed an appeal. On July 11, 2024, the Court of Appeals issued a decision which resulted in the Company increasing its uncertain tax position for this matter equal to the Court’s decision. The Company is evaluating the legal options. As of June 30, 2024, the Company has accrued its best estimate of what it believes will be the likely outcome of the litigation.

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
Under the terms of the ASR Agreement, on March 13, 2024, the Company paid the Prepayment Amount and received no upfront shares of Common Stock. The total number of shares of Common Stock repurchased under the ASR Agreement were determined based on volume weighted-average prices of the Common Stock during the term of the ASR transaction less a discount and subject to certain adjustments pursuant to the terms of the ASR Agreement.

On March 28, 2024, the Company received an interim delivery of 8,880,986 shares at an average share price of $60.596 or $538 million. The Prepayment Amount initially recorded in additional paid in capital was partially reclassified to reinvested earnings for the $538 million amount repurchased. On April 15, 2024, the Company received a final delivery of 7,325,733 shares at an average share price of $63.045, or $462 million in aggregate, as final settlement of the ASR transaction and such amount was reclassified during the quarter ended June 30, 2024, to reinvested earnings.

As of June 30, 2024, the Company had 14.8 million remaining shares under its share repurchase program.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Shareholders’ Equity (Continued)
Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2024 and the reclassifications out of AOCI for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at March 31, 2024	$(2,552)	$99	$(111)	$(6)	$(2,570)
Other comprehensive income (loss) before reclassifications	(285)	(71)	1	—	(355)
Gain (loss) on net investment hedges	25	—	—	—	25
Amounts reclassified from AOCI	—	23	(4)	—	19
Tax effect	(6)	6	1	—	1
Net of tax amount	(266)	(42)	(2)	—	(310)
Balance at June 30, 2024	$(2,818)	$57	$(113)	$(6)	$(2,880)

	Six Months Ended June 30, 2024
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
	(In millions)
Balance at December 31, 2023	$(2,539)	$158	$(108)	$2	$(2,487)
Other comprehensive income (loss) before reclassifications	(362)	(121)	(1)	(7)	(491)
Gain (loss) on net investment hedges	109	—	—	—	109
Amounts reclassified from AOCI	—	4	(6)	—	(2)
Tax effect	(26)	16	2	(1)	(9)
Net of tax amount	(279)	(101)	(5)	(8)	(393)
Balance at June 30, 2024	$(2,818)	$57	$(113)	$(6)	$(2,880)

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 11.     Shareholders’ Equity (Continued)

	Amount reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in the consolidated statements of earnings
Details about AOCI components	2024	2023	2024	2023
	(In millions)
Deferred loss (gain) on hedging activities
	$23	$41	$4	$145	Cost of products sold
	23	41	4	145	Total before tax
	(4)	(8)	—	(26)	Tax
	$19	$33	$4	$119	Net of tax

Pension liability adjustment
Amortization of defined benefit pension items:
Prior service loss (credit)	$(5)	$(6)	$(10)	$(17)	Other (income) expense-net
Actuarial losses	1	2	4	(18)	Other (income) expense-net
	(4)	(4)	(6)	(35)	Total before tax
	1	3	2	(9)	Tax
	$(3)	$(1)	$(4)	$(44)	Net of tax

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 12.    Other (Income) Expense – Net

The following table sets forth the items in other (income) expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions)
Gains on sale of assets	$(5)	$(21)	$(7)	$(32)
Other – net	(4)	(16)	(28)	(49)
Other (Income) Expense – Net	$(9)	$(37)	$(35)	$(81)

Gains on sale of assets in the three and six months ended June 30, 2024 and 2023 consisted of gains on sales of certain assets and disposals of individually insignificant assets in the ordinary course of business.
Other – net in the three and six months ended June 30, 2024 included the non-service components of net pension benefit income of $5 million and $9 million, respectively, net foreign exchange gains, and net other income. Other – net in the three and six months ended June 30, 2023 included the non-service components of net pension benefit income of $5 million and $9 million, respectively, net foreign exchange gains, and net other income.

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

The Company has historically disclosed in the footnotes to its financial statements that intersegment sales have been recorded at amounts approximating market. In connection with the Investigation, the Company identified certain intersegment sales for the years ended December 31, 2021 through 2023 that occurred between the Company’s Nutrition segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments that were not recorded at amounts approximating market. The Company corrected these immaterial errors in its Annual Report on Form 10-K for the year ended December 31, 2023 for the years presented therein. The correction of these immaterial errors for the three and six months ended June 30, 2023 is set forth below.

The correction of these immaterial errors does not have any impact on the Company’s previously reported Consolidated Statement of Earnings, Consolidated Statement of Comprehensive Income (Loss), Consolidated Balance Sheet, Consolidated Statement of Cash Flows, or Consolidated Statement of Shareholders’ Equity as of and for the period presented below.

The following tables present: (i) adjustments and revised gross revenues, intersegment revenues, and operating profit amounts for the Ag Services and Oilseeds segment; (ii) adjustments and revised gross revenues, intersegment revenues and operating profit amounts for the Carbohydrate Solutions segment; and (iii) adjustments and revised operating profit amounts for the Nutrition segment, in each case, for the three and six months ended June 30, 2023. No adjustments were required to the gross revenues of the Nutrition segment.

Impact of the Adjustments on Ag Services and Oilseeds Segment Gross Revenues and Operating Profit

(In millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Gross revenues, as originally reported	$20,864	$40,778
Adjustments	1	2
Gross revenues, as revised	$20,865	$40,780

Intersegment revenues, as originally reported	$1,020	$2,355
Adjustments	1	2
Intersegment revenues, as revised	$1,021	$2,357

Segment operating profit, as originally reported	$1,054	$2,264
Adjustments	—	1
Segment operating profit, as revised	$1,054	$2,265

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information (Continued)

Impact of the Adjustments on Carbohydrate Solutions Segment Gross Revenues and Operating Profit

(In millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Gross revenues, as originally reported	$3,829	$8,095
Adjustments	16	22
Gross revenues, as revised	$3,845	$8,117

Intersegment revenues, as originally reported	$448	$1,177
Adjustments	16	22
Intersegment revenues, as revised	$464	$1,199

Segment operating profit, as originally reported	$303	$576
Adjustments	16	22
Segment operating profit, as revised	$319	$598

Impact of the Adjustments on Nutrition Segment Operating Profit

(In millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Segment operating profit, as originally reported	$185	$330
Adjustments	(16)	(23)
Segment operating profit, as revised	$169	$307

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

The following tables present: (i) additional adjustments and further revised gross revenues and intersegment revenues amounts for the Ag Services and Oilseeds segment; (ii) additional adjustments and further revised gross revenues and intersegment revenues amounts for the Carbohydrate Solutions segment; and (iii) adjustments and revised gross revenues and intersegment revenues amounts for the Nutrition segment, for the three and six months ended June 30, 2023.
Additional Impact of the Adjustments on Ag Services and Oilseeds Segment Gross Revenues and Intersegment Revenues

(In millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Gross revenues, as revised	$20,865	$40,780
Additional adjustments	(320)	(915)
Gross revenues, as further revised	$20,545	$39,865

Intersegment revenues, as revised	$1,021	$2,357
Additional adjustments	(320)	(915)
Intersegment revenues, as further revised	$701	$1,442

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information (Continued)

Additional Impact of the Adjustments on Carbohydrate Solutions Segment Gross Revenues and Intersegment Revenues

(In millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Gross revenues, as revised	$3,845	$8,117
Additional adjustments	(60)	(290)
Gross revenues, as further revised	$3,785	$7,827

Intersegment revenues, as revised	$464	$1,199
Additional adjustments	(60)	(290)
Intersegment revenues, as further revised	$404	$909

Impact of the Adjustments on Nutrition Segment Gross Revenues and Intersegment Revenues

(In millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Gross revenues, as originally reported	$1,926	$3,870
Adjustments	(39)	(94)
Gross revenues, as revised	$1,887	$3,776

Intersegment revenues, as originally reported	$73	$164
Adjustments	(39)	(94)
Intersegment revenues, as revised	$34	$70

For more information about the Company’s business segments, refer to Note 17 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information (Continued)

Segment Information
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Gross revenues
Ag Services and Oilseeds	$17,879	$20,545	$35,707	$39,865
Carbohydrate Solutions	3,133	3,785	6,095	7,827
Nutrition	1,921	1,887	3,763	3,776
Other Business	113	112	222	215
Intersegment elimination	(798)	(1,139)	(1,692)	(2,421)
Total gross revenues	$22,248	$25,190	$44,095	$49,262

Intersegment sales
Ag Services and Oilseeds	$546	$701	$1,155	$1,442
Carbohydrate Solutions	239	404	518	909
Nutrition	13	34	19	70
Total intersegment sales	$798	$1,139	$1,692	$2,421

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$11,746	$13,366	$22,943	$25,061
Crushing	2,850	3,480	6,177	7,163
Refined Products and Other	2,737	2,998	5,432	6,199
Total Ag Services and Oilseeds	17,333	19,844	34,552	38,423
Carbohydrate Solutions
Starches and Sweeteners	2,211	2,475	4,367	5,212
Vantage Corn Processors	683	906	1,210	1,706
Total Carbohydrate Solutions	2,894	3,381	5,577	6,918
Nutrition
Human Nutrition	1,061	966	2,025	1,902
Animal Nutrition	847	887	1,719	1,804
Total Nutrition	1,908	1,853	3,744	3,706

Other Business	113	112	222	215
Total revenues from external customers	$22,248	$25,190	$44,095	$49,262

Segment operating profit
Ag Services and Oilseeds	$459	$1,054	$1,323	$2,265
Carbohydrate Solutions	357	319	605	598
Nutrition	109	169	193	307
Other Business	96	86	217	183
Specified Items: Gains on sale of assets(1)	—	11	—	12
Impairment and restructuring charges(2)	(7)	(114)	(13)	(121)
Total segment operating profit	1,014	1,525	2,325	3,244
Corporate Unallocated	(418)	(393)	(844)	(715)
Earnings before income taxes	$596	$1,132	$1,481	$2,529

(1) Prior year period gains were related to the sale of certain assets.
(2) Current and prior year period charges were related to the impairment of certain long-lived assets and restructuring.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 14.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three and six months ended June 30, 2024 consisted of impairments related to certain long-lived assets of $7 million and $10 million, respectively, and restructuring charges of $3 million for the six months ended June 30, 2024, presented as specified items within segment operating profit, and restructuring charges in Corporate Unallocated of $12 million, for the six months ended June 30, 2024.

Asset impairment, exit, and restructuring costs in the three and six months ended June 30, 2023 consisted of $43 million and $46 million, respectively, of impairments related to certain long-lived assets and intangibles, respectively, and $17 million and $21 million, respectively, of restructuring charges, presented as specified items within segment operating profit.

Note 15.     Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”).  Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.7 billion for the accounts receivable transferred. The First Program terminates on May 16, 2025, unless extended.
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

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales. The Company acts as a servicer for the transferred receivables. At June 30, 2024 and December 31, 2023, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of June 30, 2024 and December 31, 2023, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s consolidated balance sheets was $2.1 billion and $1.6 billion, respectively. Total receivables sold were $23.6 billion and $28.8 billion for the six months ended June 30, 2024 and 2023, respectively. Cash collections from customers on receivables sold were $23.0 billion and $28.4 billion for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, receivables pledged as collateral to the Purchasers was $0.8 billion and $1.1 billion, respectively.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $26 million and $53 million for the three and six months ended June 30, 2024, respectively, and $11 million and $34 million for the three and six months ended June, 30, 2023, respectively, which is classified as selling, general, and administrative expenses in the consolidated statements of earnings.

All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 16.     Supplier Finance Programs

ADM has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded that its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP continue to be classified in trade payables in the Company’s consolidated balance sheet and in operating activities in its consolidated statement of cash flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 90 days of the invoice date. As of June 30, 2024 and December 31, 2023, the Company’s outstanding payment obligations that suppliers had elected to sell to the financial institutions were $289 million and $274 million, respectively.

Changes to the outstanding payment obligations were as follows:

June 30, 2024
(In millions)
Beginning, January 1, 2024	$274
Obligations confirmed	520
Obligations paid	(505)
Ending, June 30, 2024	$289

Note 17.     Legal Proceedings

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 10 for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice. The Company’s estimated loss or range of loss with respect to loss contingencies may change from time to time, and it is reasonably possible the Company will incur actual losses in excess of the amounts currently accrued and such additional amounts may be material. While the Company continues to work with parties with respect to potential resolution, no assurance can be given that it will be successful in doing so and the Company cannot predict the outcome of these matters.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 17.     Legal Proceedings (Continued)
Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP has appealed the dismissal to the United States Court of Appeals for the Seventh Circuit. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. On March 18, 2022, the Nebraska federal district court granted ADM’s motion to transfer the GP case back to the Central District of Illinois for further proceedings. ADM moved to dismiss the complaint on May 20, 2022 and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal. On January 12, 2024, the appellate court vacated the dismissal and remanded the case to the district court for further proceedings. On March 8, 2024, GP filed an amended complaint, which ADM has moved to dismiss. The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Intersegment Sales Investigations

On June 30, 2023, the Company received a voluntary document request from the SEC relating to intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments, and subsequently received additional document requests from the SEC. The Company is cooperating with the SEC. Following the Company’s January 21, 2024 announcement of the Investigation, the Company received document requests from the Department of Justice (“DOJ”) focused primarily on the same subject matter, and the DOJ directed grand jury subpoenas to certain current and former Company employees. The Company is cooperating with the DOJ. The Company is unable to predict the final outcome of these investigations with any reasonable degree of certainty.

Shareholder Litigation

On January 24, 2024, following the Company’s January 21, 2024 announcement of the investigation relating to intersegment sales, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the Northern District of Illinois against the Company and its Chief Executive Officer, as well as Vikram Luthar and Ray Young. On June 24, 2024, the court-appointed lead plaintiffs filed an amended putative class action complaint against the Company, its Chief Executive Officer, as well as Vikram Luthar, Ray Young, and Vince Macciocchi. Plaintiffs allege false and misleading statements in the Company’s disclosures related to ADM’s Nutrition segment and seek unspecified compensatory and punitive damages. Beginning on March 29, 2024, purported stockholders of the Company filed four derivative lawsuits in the U.S. District Court for the Northern District of Illinois and the U.S. District Court for the District of Delaware, against the Chief Executive Officer, Vikram Luthar, Ray Young, and certain individual current and former ADM Directors, alleging false and misleading statements in the Company’s proxy statements, breach of fiduciary duty, and corporate waste, among other claims, and seeking unspecified damages. The plaintiffs voluntarily dismissed one of the derivative complaints; the remainder have been consolidated in the U.S. District Court for the District of Delaware and the plaintiffs’ amended complaint is due September 13, 2024. The Company is unable to predict the final outcome of these proceedings with any reasonable degree of certainty.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 18. Subsequent Event

On July 28, 2024, there was an explosion at the Company’s Decatur, Illinois production complex resulting in damage to an elevator with no injuries to employees. The Company is assessing the operational and financial impacts of this event.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company measures its performance using key financial metrics including net earnings, adjusted earnings per share (EPS), gross margins, segment operating profit, adjusted segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, return on invested capital, economic value added, and operating cash flows before working capital. Some of these metrics are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see “Non-GAAP Financial Measures” on page 48. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitical developments. Due to the unpredictable nature of these and other factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Because each sale adjusted occurred between the Company’s reporting segments, the adjustments had no impact on the Company’s previously-reported consolidated balance sheets and statements of earnings, comprehensive income (loss), or cash flows. The Company determined the adjustments are not material to the Company’s consolidated financial statements taken as a whole for any period.

As further described in Note 13, Segment Information of “Notes to Consolidated Financial Statements” included in Part I, Item 1 herein, the Company also corrected certain immaterial errors relating to the classification of certain intrasegment revenues.

Additional information about such error corrections is set forth in Note 13, Segment Information of “Notes to Consolidated Financial Statements” included in Part I, Item 1 herein. Note 13 also includes adjustments to certain corresponding segment-specific historical financial information for the three and six months ended June 30, 2023 to reflect these immaterial error corrections. The information in this MD&A reflects the corrections to the historical financial information for the three and six months ended June 30, 2023.

Market Factors Influencing Operations or Results in the Three Months Ended June 30, 2024

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, following two years of very favorable market conditions, several headwinds in the agriculture cycle led to more normalized conditions throughout the entire value chain. Ag Services experienced slow South American farmer selling, depressed margins, low demand for North American exports along with limited trade opportunities as a carry market has contributed to slow farmer selling. Crushing saw good demand with lower North American meal exports. In Refined Products and Other, despite strong global demand for oil and biodiesel, margins were limited by oil values, particularly in North America, due to low carbon intensity feedstocks competing in the renewable diesel market. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Demand for ethanol was strong going into summer driving season. Strong ethanol export demand was due to higher mandates in certain jurisdictions and discretionary blending. Industry ethanol stocks declined and ethanol margins improved. In Nutrition, demand was softer in a few food and beverage product categories driven by shifts in consumer discretionary spend. Human Nutrition was impacted by inflation which drove lower demand and impacted sales volumes in alternative proteins. In Animal Nutrition, a soft amino acids market driven by price weakness in North America was partially compensated by a slightly improved market in Europe, Middle East, and Africa (EMEA). The global feed and feed additives market remained challenged on the demand side, with weakness in the Chinese beef and pork business and continued subdued global shrimp prices.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Earnings before taxes decreased $0.5 billion to $0.6 billion due to lower pricing and execution margins as well as higher corporate unallocated costs. Segment operating profit (a non-GAAP measure) decreased $0.5 billion from $1.5 billion to $1.0 billion and included asset impairment and restructuring charges totaling $7 million. Included in segment operating profit in the prior-year quarter was a net charge of $103 million consisting of charges totaling $114 million and a gain on the sale of certain assets of $11 million. Adjusted segment operating profit (a non-GAAP measure) decreased $0.6 billion to $1.0 billion due primarily to lower results in Ag Services and Oilseeds, and Human Nutrition, partially offset by higher results in Carbohydrate Solutions, Other Business, and Animal Nutrition. Corporate Unallocated results in the current quarter were a net charge of $418 million. Corporate unallocated results in the prior-year quarter were a net charge of $393 million and included a mark-to-market gain of $1 million on the conversion option of the exchangeable bonds issued in August 2020.

Income tax expense decreased $89 million to $115 million. The effective tax rate for the quarter ended June 30, 2024 was 19.3% compared to 18.0% for the quarter ended June 30, 2023. The increase in the rate was primarily due to the impact of discrete tax items, partially offset by the change in the geographic mix of forecasted pretax earnings.

Analysis of Statements of Earnings

Processed volumes by product for the quarter were as follows (in metric tons):

	Three Months Ended
	June 30,
(In thousands)	2024	2023	Change
Oilseeds	8,872	8,783	89
Corn	4,482	4,448	34
Total	13,354	13,231	123

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. Oilseeds and corn processed volumes were fairly consistent between the quarters with increases due to more favorable weather and reduced unplanned downtime compared to the previous year.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues by segment for the quarter were as follows:

	Three Months Ended
	June 30,
	2024	2023	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$11,746	$13,366	$(1,620)
Crushing	2,850	3,480	(630)
Refined Products and Other	2,737	2,998	(261)
Total Ag Services and Oilseeds	17,333	19,844	(2,511)

Carbohydrate Solutions
Starches and Sweeteners	2,211	2,475	(264)
Vantage Corn Processors	683	906	(223)
Total Carbohydrate Solutions	2,894	3,381	(487)

Nutrition
Human Nutrition	1,061	966	95
Animal Nutrition	847	887	(40)
Total Nutrition	1,908	1,853	55

Other Business	113	112	1
Total	$22,248	$25,190	$(2,942)

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

Revenues decreased $2.9 billion to $22.2 billion due to lower sales prices ($3.6 billion), partially offset by higher sales volumes ($0.7 billion). Lower sales prices of emulsifiers and thickeners, biodiesel, and corn and lower sales volumes of meal and farming materials, were partially offset by higher sales volumes of animal feeds, oils, soybeans and rapeseed. Ag Services and Oilseeds revenues decreased 13% to $17.3 billion due to lower sales prices ($3.1 billion), partially offset by higher sales volumes ($0.6 billion). Carbohydrate Solutions revenues decreased 14% to $2.9 billion due to lower sales prices ($0.5 billion). Nutrition revenues increased 3% to $1.9 billion due to slightly higher sales volumes ($0.2 billion), partially offset by lower prices ($0.1 billion).

Cost of products sold decreased $2.5 billion to $20.9 billion due principally to lower average commodity costs. Manufacturing expenses increased $20 million to $1.9 billion due principally to higher salaries and benefit costs, maintenance costs, and commercial services, partially offset by lower energy costs.

Foreign currency translation decreased revenues by $114 million and cost of products sold by $95 million.

Gross profit decreased $0.5 billion or 26% to $1.4 billion. Lower results in Ag Services and Oilseeds ($507 million), and Human Nutrition ($54 million) were partially offset by higher results in Carbohydrate Solutions ($32 million), Animal Nutrition ($24 million), and Other ($20 million). These factors are explained in the segment operating profit discussion on page 47.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Selling, general, and administrative expenses increased $66 million to $907 million due primarily to increased legal and professional fees, increased amortization of intangibles, and higher salaries and benefit costs.

Asset impairment, exit, and restructuring costs decreased $53 million to $7 million. Charges in the current quarter consisted of $7 million of impairments related to certain long-lived assets presented as specified items within segment operating profit. Charges in the prior-year quarter consisted of $43 million of impairments related to certain long-lived assets and intangibles and $17 million of restructuring, presented as specified items within segment operating profit.

Equity in earnings of unconsolidated affiliates increased $1 million to $152 million due primarily to higher earnings from the Company’s investments in Hungrana, Almindones Mexicanos S.A., and Stratas, partially offset by lower earnings from the Company’s investment in Wilmar.

Interest and investment income decreased $2 million to $140 million due primarily to lower interest income.

Interest expense increased $7 million to $187 million due primarily to increased short-term rates on customer deposit balances in ADM Investor Services. Interest expense in the prior-year quarter also included a mark-to-market gain adjustment of $1 million related to the conversion option of the exchangeable bonds issued in August 2020.

Other income-net decreased $28 million to $9 million. Income in the current quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, net foreign exchange gains, and net other income. Income in the prior-year quarter included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, net foreign exchange gains, and net other income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit and adjusted segment operating profit (both non-GAAP measures) are reconciled to earnings before income taxes, the most directly comparable GAAP measure, for the quarter as follows:

	Three Months Ended
	June 30,
Segment Operating Profit (Loss)	2024	2023	Change
	(In millions)
Earnings before income taxes	$596	$1,132	$(536)
Corporate Unallocated	418	393	25
Segment Operating Profit	1,014	1,525	(511)
Specified Items:
Gains on sale of assets	—	(11)	11
Impairment and restructuring charges	7	114	(107)
Adjusted Segment Operating Profit	$1,021	$1,628	$(607)

Ag Services and Oilseeds
Ag Services	$122	$380	$(258)
Crushing	132	224	(92)
Refined Products and Other	137	362	(225)
Wilmar	68	88	(20)
Total Ag Services and Oilseeds	$459	$1,054	$(595)

Carbohydrate Solutions
Starches and Sweeteners	$323	$301	$22
Vantage Corn Processors	34	18	16
Total Carbohydrate Solutions	$357	$319	$38

Nutrition
Human Nutrition	$103	$185	$(82)
Animal Nutrition	6	(16)	22
Total Nutrition	$109	$169	$(60)

Other Business	$96	86	10
Segment Operating Profit	$1,021	$1,628	$(607)

Ag Services and Oilseeds operating profit decreased 56%. Ag Services results were lower than the second quarter of 2023 due to the stabilization of trade flows leading to lower global trade and risk management results. In South America, slower farmer selling led to much lower margins. North American results were lower due to strong supplies out of Brazil and Argentina shifting export demand to South America. Crushing results were lower than the prior year quarter as global soy crush margins moderated due to more balanced supply and demand conditions and lower oil values caused by an increase in imports of used cooking oil. During the quarter, negative mark-to-market timing impacts were significantly lower than in the prior-year quarter. Refined Products & Other (RPO) results were lower, as the margin structure in North America and EMEA has eased from historically high levels in the prior year period. RPO negative mark-to-market timing impacts affected current quarter results versus positive impacts in the prior-year quarter. Equity earnings from Wilmar were lower versus the second quarter of 2023.

Carbohydrate Solutions operating profit increased 12%. Starches and Sweeteners results were higher year-over-year as strong starches and sweeteners margins and higher volumes were partially offset by lower domestic ethanol margins, as well as

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
moderating margins in the EMEA region. Vantage Corn Processors results improved year-over-year as strong demand for exports of ethanol supported higher margins.

Nutrition operating profit decreased 36%. Human Nutrition results were lower than the second quarter of 2023 as impacts related to unplanned downtime at Decatur East, a normalizing texturants market, and higher manufacturing costs negatively impacted margins. Animal Nutrition results were higher compared to the same quarter last year as cost optimization efforts and lower input costs bolstered margins.

Other Business operating profit increased $10 million. Captive insurance results were higher due to lower claim activity. ADM Investor Services was lower on higher operating costs.

Corporate unallocated results for the quarter were as follows:

	Three Months Ended
	June 30,
	2024	2023	Change
	(In millions)
Interest expense-net	$(128)	$(125)	$(3)
Unallocated corporate costs	(292)	(262)	(30)
Expenses related to acquisitions	(4)	(3)	(1)
Gain on debt conversion option	—	1	(1)
Restructuring charges	—	(3)	3
Other income (expense)	6	(1)	7
Total Corporate Unallocated	$(418)	$(393)	$(25)

Corporate unallocated results were a net charge of $418 million in the current quarter compared to a net charge of $393 million in the prior-year quarter. Interest expense-net increased $3 million due to higher borrowings. Unallocated corporate costs increased $30 million due primarily to increases in legal and professional fees, global technology spend, and securitization fees. Gain on debt conversion option in the prior-year quarter was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current quarter includes foreign exchange gains of $12 million and the non-service components of net pension benefit income of $5 million. Other expense in the prior-year quarter included foreign exchange losses and railroad maintenance expenses, partially offset by the non-service components of net pension benefit income of $5 million.

Non-GAAP Financial Measures

The Company uses adjusted net earnings, adjusted earnings per share (EPS), EBITDA, adjusted EBITDA, segment operating profit, and adjusted segment operating profit, non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items. Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. EBITDA is defined as earnings before interest on borrowings, taxes, and depreciation and amortization. Adjusted EBITDA is defined as earnings before interest on borrowings, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of income tax expense, interest expense on borrowings and depreciation and amortization to net earnings. Segment operating profit is total operating profit of the Company’s reportable segments. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

Management believes that adjusted net earnings, adjusted EPS, EBITDA, adjusted EBITDA, segment operating profit, and adjusted segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
to-period comparability. Adjusted net earnings, adjusted EPS, EBITDA, adjusted EBITDA, segment operating profit, and adjusted segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS and earnings before income taxes, the most directly comparable amounts reported under GAAP. The table on page 47 provides a reconciliation of segment operating profit and adjusted segment operating profit to earnings before income taxes for the three months ended June 30, 2024 and 2023.

The table below provides a reconciliation of net earnings to adjusted net earnings and diluted EPS to adjusted EPS for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024		2023
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	493		546

Net earnings and reported EPS (fully diluted)	$486	$0.98	$927	$1.70
Adjustments:
Gains on sale of assets and businesses - net of tax of $3 million in 2023 (1)	—	—	(8)	(0.02)
Gain on debt conversion option	—	—	(1)	—
Impairment and restructuring charges and contingency provisions - net of tax of $2 million in 2024 and $24 million in 2023 (1)	5	0.01	93	0.17
Expenses related to acquisitions - net of tax of $1 million in 2024 and 2023(1)	3	0.01	2	—
Certain discrete tax adjustments	14	0.03	21	0.04
Total adjustments	22	0.05	107	0.19
Adjusted net earnings and adjusted EPS	$508	$1.03	$1,034	$1.89

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of net earnings to EBITDA and adjusted EBITDA for the three months ended June 30, 2024 and 2023.

	Three Months Ended
	June 30,
(In millions)	2024	2023	Change
Net earnings	$486	$927	$(441)
Net earnings (losses) attributable to noncontrolling interests	(5)	1	(6)
Income tax expense	115	204	(89)
Interest expense	135	124	11
Depreciation and amortization	286	262	24
EBITDA	1,017	1,518	(501)
(Gain) loss on sales of assets and businesses	—	(11)	11
Expenses related to acquisitions	4	3	1
Railroad maintenance expenses	4	2	2
Impairment and restructuring charges and contingency provisions	7	117	(110)
Adjusted EBITDA	$1,032	$1,629	$(597)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Market Factors Influencing Operations or Results in the Six Months Ended June 30, 2024

The Company is subject to a variety of market factors which affect the Company's operating results. In Ag Services and Oilseeds, following two years of very favorable market conditions, several headwinds in the agriculture cycle led to more normalized results throughout the entire value chain. Ag Services experienced slow South American farmer selling, low demand for North American exports, with good crop prospects in North America. Crushing experienced strong run rates in Europe and South America, the anticipation of a more normal global supply environment, and new capacity suppressing meal and oil values. In Refined Products and Other, oil values in North America were under pressure due to low carbon intensity feedstocks competing in the renewable diesel market, nevertheless the biodiesel mandate increase from B12 to B14 in Brazil had a positive impact on results. In Carbohydrate Solutions, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Strong export demand for ethanol helped offset higher industry production to minimize the imbalance between supply and demand. In Nutrition, demand was softer in a few food and beverage product categories driven by shifts in consumer discretionary spend. Human Nutrition was impacted by inflation which drove lower demand and impacted sales volumes in alternative proteins. Demand has started to recover in the food, beverage, and dietary supplement segment. In Animal Nutrition, a soft amino acids market driven by price weakness in North America was partially compensated by a slightly improved market in Europe, Middle East, and Africa (EMEA). The global feed and feed additives market remained challenged on the demand side, with weakness in the Chinese beef and pork business and continued subdued global shrimp prices.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Earnings before taxes decreased $1.0 billion to $1.5 billion due to lower pricing and execution margins as well as higher corporate unallocated costs. Segment operating profit (a non-GAAP measure) decreased $0.9 billion to $2.3 billion and included a net charge of $13 million consisting of asset impairment charges totaling $13 million. Included in segment operating profit in the prior period was a net charge of $109 million consisting of charges totaling $121 million related to the impairment of certain assets, restructuring, and a contingency/settlement, partially offset by gains on the sale of certain assets of $12 million. Adjusted segment operating profit (a non-GAAP measure) decreased $1.0 billion to $2.3 billion due primarily to lower results in Crushing, Refined Products and Other, Ag Services, Human Nutrition, and Starches and Sweeteners, partially offset by higher results in Wilmar, Vantage Corn Processors, Animal Nutrition, and Other Business. Corporate unallocated results in the current period were a net charge of $0.8 billion. Corporate unallocated results in the prior period were a net charge of $0.7 billion and included a mark-to-market gain of $6 million on the conversion option of the exchangeable bonds issued in August 2020. The bonds were paid off in full, as scheduled, in August 2023.

Income taxes of $281 million decreased $148 million. The Company’s effective tax rate for the six months ended June 30, 2024 was 19.0% compared to 17.0% for the six months ended June 30, 2023. The increase in the rate was primarily due to the impact of discrete tax items, partially offset by the change in the geographic mix of forecasted pretax earnings.

Analysis of Statements of Earnings

Processed volumes by product for the six months ended June 30, 2024 and 2023 were as follows (in metric tons):

	Six Months Ended
	June 30,
(In thousands)	2024	2023	Change
Oilseeds	18,259	17,410	849
Corn	8,890	8,842	48
Total	27,149	26,252	897

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds processed volumes was primarily related to improved crush rates in South America and EMEA compared to lower crush rates in the prior year due to inclement weather, unplanned downtime, and reduced capacity due to the Russian-Ukraine war. In addition, plant reliability has increased slightly year over year.

Revenues by segment for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,
	2024	2023	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$22,943	$25,061	$(2,118)
Crushing	6,177	7,163	(986)
Refined Products and Other	5,432	6,199	(767)
Total Ag Services and Oilseeds	34,552	38,423	(3,871)

Carbohydrate Solutions
Starches and Sweeteners	4,367	5,212	(845)
Vantage Corn Processors	1,210	1,706	(496)
Total Carbohydrate Solutions	5,577	6,918	(1,341)

Nutrition
Human Nutrition	2,025	1,902	123
Animal Nutrition	1,719	1,804	(85)
Total Nutrition	3,744	3,706	38

Other Business	222	215	7
Total	$44,095	$49,262	$(5,167)

Revenues and cost of products sold in a commodity merchandising and processing business are significantly correlated to the underlying commodity prices and volumes. During periods of significant changes in commodity prices, management believes that margins can be a helpful indicator of the Company’s underlying performance because both revenues and cost of products sold, particularly in Ag Services and Oilseeds, generally have a relatively equal impact from commodity price changes, which generally result in an insignificant impact to gross profit.

Revenues decreased $5.2 billion to $44.1 billion due to lower sales prices ($8.5 billion), partially offset by higher sales volumes ($3.4 billion). Lower sales prices of oils, soybeans, corn, and meal, and lower sales volumes of milled rice and alcohol, were partially offset by higher sales volumes of soybeans, wheat, oils and corn. Ag Services and Oilseeds revenues decreased 10% to $34.6 billion due to lower sales prices ($7.4 billion), partially offset by higher sales volumes ($3.6 billion). Carbohydrate Solutions revenues decreased 19% to $5.6 billion due to lower sales prices ($1.2 billion) and lower sales volumes ($0.2 billion). Nutrition revenues increased 1% to $3.7 billion due to higher volumes ($0.1 billion), partially offset by lower prices ($0.1 billion).

Cost of products sold decreased $4.3 billion to $41.0 billion due principally to lower average commodity costs. Manufacturing expenses decreased $0.1 billion to $3.7 billion due principally to decreases in energy costs, and operating supplies, partially offset by increases in salaries and benefits, legal, professional, and other fees, and commercial services.

Foreign currency translation decreased revenues and cost of products sold by $50 million and $32 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit decreased $0.9 billion or 23% to $3.1 billion due principally to lower results in Ag Services and Oilseeds ($870 million), Human Nutrition ($102 million), and Starches and Sweeteners ($35 million), partially offset by Animal Nutrition ($44 million), Vantage Corn Processors ($24 million), and Other ($37 million). These factors are explained in the segment operating profit discussion on page 54.

Selling, general, and administrative expenses increased $0.1 billion to $1.9 billion due primarily to higher salaries and benefit costs, increased expenses for contracted outside labor, and higher legal and financing fees, partially offset by decreased provisions for bad debt.

Asset impairment, exit, and restructuring costs decreased $42 million to $25 million. Charges in the current period consisted of $10 million of impairments related to certain long-lived assets, and $4 million of restructuring, presented as specified items within segment operating profit, and $11 million of restructuring in Corporate unallocated. Charges in the prior period consisted of $46 million of impairments related to certain long-lived assets and intangible assets and $21 million of restructuring, presented as specified items within segment operating profit.

Equity in earnings of unconsolidated affiliates increased $39 million to $364 million due primarily to higher earnings from the Company’s investments in Almindones Mexicanos S.A., Wilmar, Skyland Grain, LLC, and Hungrana Kft., partially offset by lower earnings from ADM’s investment in SoyVen, Olenex Sarl, and Stratas.

Interest and investment income decreased $13 million to $263 million due primarily to a valuation loss related to an investment in alternative protein and precision fermentation, partially offset by higher interest income driven by higher interest rates.

Interest expense increased $26 million to $353 million due primarily to increased short-term rates on customer deposit balances in ADM Investor Services. Interest expense in the prior period included a $6 million mark-to-market gain adjustment related to the conversion option of the exchangeable bonds issued in August 2020. The exchangeable bonds were paid off in full in August 2023.

Other income-net decreased $46 million to $35 million. Income in the current period included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, and net foreign exchange gains. Income in the prior period included gains on disposals of individually insignificant assets in the ordinary course of business, the non-service components of net pension benefit income, net foreign exchange gains, and net other income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Segment operating profit (loss) and adjusted segment operating profit (both non-GAAP measures) are reconciled to earnings before income taxes, the most directly comparable GAAP measure, for the six months ended June 30, 2024 and 2023 as follows:

	Six Months Ended
	June 30,
Segment Operating Profit (Loss)	2024	2023	Change
	(In millions)
Earnings before income taxes	$1,481	$2,529	$(1,048)
Corporate Unallocated	844	715	129
Segment Operating Profit	2,325	3,244	(919)
Specified Items:
Gains on sale of assets	—	(12)	12
Impairment and restructuring charges	13	121	(108)
Adjusted Segment Operating Profit	$2,338	$3,353	$(1,015)

Ag Services and Oilseeds
Ag Services	$354	$728	$(374)
Crushing	445	651	(206)
Refined Products and Other	307	689	(382)
Wilmar	217	197	20
Total Ag Services and Oilseeds	1,323	2,265	(942)

Carbohydrate Solutions
Starches and Sweeteners	584	614	(30)
Vantage Corn Processors	21	(16)	37
Total Carbohydrate Solutions	605	598	7

Nutrition
Human Nutrition	179	323	(144)
Animal Nutrition	14	(16)	30
Total Nutrition	193	307	(114)

Other Business	$217	183	34
Segment Operating Profit	$2,338	$3,353	$(1,015)

Ag Services and Oilseeds operating profit decreased 42%. Ag Services results are down from the prior period. South America Origination margins have compressed due to slower farmer selling and increased freight costs. North America Origination continues to see weak export demand and a carry market has contributed to slow farmer selling limiting trade opportunities. Execution in destination marketing as well as effective risk management continued to deliver strong Global Trade results, though lower than the prior year. Crushing results were lower than the prior period, particularly in North America. Increased industry capacity pressured Crush margins and increased supply of competing low carbon intensity feedstocks affected margins. Board crush rallied the end of the quarter due to industry downtime, strong product demand and ample supply. Refined Products and Other results are down from the prior period. North America margins compressed due to increased used cooking

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
oil imports. Europe biodiesel benefited from high spot margins due to supply shortage. Wilmar earnings are higher versus the prior period.

Carbohydrate Solutions operating profit increased 1%. Starches and Sweeteners results were lower year-over-year on moderating margins in the EMEA region and lower domestic ethanol margins due to strong industry production that were offset in part by strong starches and sweeteners margins. Vantage Corn Processors results improved year-over-year as strong demand for exports of ethanol supported volumes and margins.

Nutrition operating profit decreased 37%. Human Nutrition results were lower than the prior period, as impacts related to unplanned downtime at Decatur East, and a normalizing texturants market negatively impacted margins. Animal Nutrition results were higher compared to the prior period, as amino acids market recovery, cost optimization efforts and lower input costs bolstered margins.

Other Business operating profit increased $34 million. Captive insurance results were higher due to lower claim activity. ADM Investor Services profits were lower on higher operating costs.

Corporate unallocated results for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,
	2024	2023	Change
	(In millions)
Interest expense-net	$(238)	$(228)	(10)
Unallocated corporate costs	(596)	(510)	(86)
Expenses related to acquisitions	(4)	(3)	(1)
Gain on debt conversion option	—	6	(6)
Restructuring (charges)	(12)	(3)	(9)
Other income	6	23	(17)
Total Corporate Unallocated	$(844)	$(715)	$(129)

Corporate unallocated results were a net charge of $0.8 billion in the current period compared to a net charge of $0.7 billion in the prior period. Interest expense-net increased $10 million due primarily to increased short-term rates on the Company’s commercial paper borrowing programs and increased interest expense from new debt issuances. Unallocated corporate costs increased $86 million due primarily to increases in legal and professional fees, global technology spend, and securitization fees. Gain on debt conversion option in the prior period was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current period included the non-service components of net pension benefit income of $9 million and foreign exchange gains of $27 million, partially offset by railroad maintenance expenses of $4 million. This was offset by valuation losses of approximately $18 million in the Company’s ADM Ventures portfolio. Other income in the prior period included the non-service components of net pension benefit income of $9 million, and foreign exchange gains, partially offset by railroad maintenance expenses.

Non-GAAP Financial Measures

The Company uses adjusted net earnings, adjusted earnings per share (EPS), EBITDA, adjusted EBITDA, segment operating profit, and adjusted segment operating profit, non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items. Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. EBITDA is defined as earnings before interest on borrowings, taxes, and depreciation and amortization. Adjusted EBITDA is defined as earnings before

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
interest on borrowings, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of income tax expense, interest expense on borrowings and depreciation and amortization to net earnings. Segment operating profit is total operating profit of the Company’s reportable segments. Adjusted segment operating profit is segment operating profit adjusted, where applicable, for specified items.

Management believes that adjusted net earnings, adjusted EPS, EBITDA, adjusted EBITDA, segment operating profit, and adjusted segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted EPS, EBITDA, adjusted EBITDA, segment operating profit, and adjusted segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS and earnings before income taxes, the most directly comparable amounts reported under GAAP. The table on page 54 provides a reconciliation of segment operating profit and adjusted segment operating profit to earnings before income taxes for six months ended June 30, 2024 and 2023.

The table below provides a reconciliation of net earnings to adjusted net earnings and diluted EPS to adjusted EPS for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024		2023
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	503		549

Net earnings and reported EPS (fully diluted)	$1,215	$2.41	$2,097	$3.82
Adjustments:
Gains on sales of assets and businesses - net of tax of $3 million in 2023(1)	—	—	(9)	(0.02)
Impairment and restructuring charges and contingency provisions - net of tax of $2 million in 2024 and $26 million in 2023 (1)	23	0.04	98	0.18
Expenses related to acquisitions - net of tax of $1 million in 2024 and $1 million in 2023 (1)	3	0.01	2	—
Gain on debt conversion option - net of tax of $0 (1)	—	—	(6)	(0.01)
Certain discrete tax adjustments	17	0.03	3	0.01
Total adjustments	43	0.08	88	0.16
Adjusted net earnings and adjusted EPS	$1,258	$2.49	$2,185	$3.98

(1) Tax effected using the U.S. and other applicable tax rates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The tables below provide a reconciliation of net earnings to EBITDA and adjusted EBITDA for the six months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30,
(In millions)	2024	2023	Change
Net earnings	$1,215	$2,097	$(882)
Net earnings (losses) attributable to noncontrolling interests	(15)	3	(18)
Income tax expense	281	429	(148)
Interest expense	250	224	26
Depreciation and amortization	566	521	45
EBITDA	2,297	3,274	(977)
Gains on sales of assets and businesses	—	(12)	12
Expenses related to acquisitions	4	3	1
Railroad maintenance expenses	4	2	2
Impairment and restructuring charges and contingency provisions	25	124	(99)
Adjusted EBITDA	$2,330	$3,391	$(1,061)

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

Cash provided by operating activities was $1.2 billion for the six months ended June 30, 2024 compared to cash provided of $0.9 billion for the same period last year. Working capital changes decreased cash by $0.5 billion for the six months ended June 30, 2024 compared to a decrease of $1.6 billion for the same period last year. Segregated investments increased $0.3 billion due to increased trading activity in the Company’s futures commission and brokerage business. Trade receivables increased $0.2 billion due to timing of sales. Inventories decreased $1.4 billion due to lower inventory prices and volumes. Trade payables decreased $1.3 billion primarily due to lower payables related to grain purchases. Brokerage payables decreased approximately $0.4 billion due to decreased trading activity in the Company’s futures commission and brokerage business.

Cash used in investing activities was $1.6 billion for the six months ended June 30, 2024 compared to $0.6 billion for the same period last year. Capital expenditures for the six months ended June 30, 2024 of $0.7 billion were comparable to the same period last year. Net assets of businesses acquired in the six months ended June 30, 2024 were $0.9 billion compared to none in the same period last year.

Cash used in financing activities was $0.7 billion for the six months ended June 30, 2024 compared to cash used of $2.1 billion for the same period last year. Long-term debt payments were immaterial for the six months ended June 30, 2024 compared to $0.7 billion for the same period last year, due to no corporate bond issues coming due in the current year period, compared to one issue coming due in the prior year period. Net borrowings on short-term credit agreements for the six months ended June 30, 2024 were $2.2 billion compared to net payments of $0.4 billion for the same period last year. Share repurchases for the six months ended June 30, 2024 were $2.3 billion compared to $1.0 billion for the same period last year. Dividends were $0.5 billion for the six months ended June 30, 2024 compared to $0.5 billion for the same period last year.

At June 30, 2024, the Company had $0.8 billion of cash and cash equivalents and a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1. Included in working capital was $5.7 billion of readily marketable commodity inventories. At June 30, 2024, the Company’s capital resources included shareholders’ equity of $22.2 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.3 billion, of which $7.8 billion was unused. The Company’s ratio of long-term debt to total capital (the sum of long-term debt of $8.2 billion and shareholders’ equity of $22.2 billion in 2024 and the sum of long-term debt of $8.3 billion and shareholders’ equity of $24.1 billion in 2023) was 27% and 25% at June 30, 2024 and December 31, 2023, respectively. The Company uses this ratio as a measure of the Company’s long-term indebtedness and an indicator of financial flexibility. The Company’s ratio of net debt (the sum of short-term debt of $2.3 billion, current maturities of long-term debt of $1 million, and long-term debt of $8.2 billion less the sum of cash and cash equivalents of $0.8 billion and short-term marketable securities of none in 2024 and the sum of short-term debt of $0.1 billion, current maturities of long-term debt of $1 million, and long-term debt of $8.3 billion less the sum of cash and cash equivalents of $1.4 billion and short-term marketable securities of none in 2023) to capital (the sum of net debt of $9.8 billion and shareholders’ equity of $22.2 billion in 2024 and the sum of net debt of $7.0 billion and shareholders' equity of $24.1 billion in 2023) was 31% and 22% at June 30, 2024 and December 31, 2023, respectively. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.0 billion of commercial paper outstanding at June 30, 2024.

As of June 30, 2024, the Company had $0.8 billion of cash and cash equivalents, $0.5 billion of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.0 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.8 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 15 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of June 30, 2024, the Company had $0.7 billion unused capacity of its facility under the Programs.

As of June 30, 2024, the Company has total available liquidity of $8.6 billion comprised of cash and cash equivalents and unused lines of credit with a well-diversified group of primarily investment-grade institutions.

For the six months ended June 30, 2024, the Company spent approximately $0.7 billion in capital expenditures, $0.5 billion in dividends, and $2.3 billion in share repurchases. The Company has a stock repurchase program. On March 12, 2024, the Company entered into an ASR Agreement with Merrill Lynch International, an affiliate of BofA Securities, Inc., to repurchase $1.0 billion of ADM common stock as part of ADM’s existing share repurchase program to repurchase up to 200 million shares through December 31, 2024. On March 28, 2024, the Company received an interim delivery of 8,880,986 shares at an average share price of $60.596 or $538 million. On April 15, 2024, the Company received a final delivery of 7,325,733 shares as final settlement of the ASR transaction (see Notes 11 of “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information). As of June 30, 2024, the Company had 14.8 million shares remaining that may be repurchased under the program until December 31, 2024.

In 2024, the Company expects total capital expenditures of approximately $1.4 billion and additional cash outlays of approximately $1.0 billion in dividends and $2.3 billion in share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2024 and December 31, 2023 were $12.7 billion and $14.0 billion, respectively.  The decrease is primarily related to lower energy commitments. As of June 30, 2024, the Company expects to make payments related to purchase obligations of $11.9 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the quarter ended June 30, 2024.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the quarter ended June 30, 2024.

Critical Accounting Policies and Estimates

There were no material changes in the Company’s critical accounting policies and estimates during the quarter ended June 30, 2024. For a description of the Company’s critical accounting policies, estimates, and assumptions used in the preparation of the Company’s financial statements, see Part II, Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates.  Significant changes in market risk sensitive instruments and positions for the quarter ended June 30, 2024 are described below.  There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

	Six Months Ended		Year ended
	June 30, 2024		December 31, 2023
Long/(Short) (In millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$543	$54	$498	$50
Lowest position	(265)	(27)	(6)	(1)
Average position	75	8	125	13

The change in fair value of the average position was due to the overall decrease in average quantities, partially offset by the increase in prices of certain commodities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer, concluded the Company’s disclosure controls and procedures were not effective as of June 30, 2024, due to the material weakness described below.

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

Changes in Internal Control Over Financial Reporting

The Company is implementing a new enterprise resource planning (ERP) system on a worldwide basis, which is expected to occur in phases over the next several years. The Company did not have any further deployments of the ERP system during the quarter ended June 30, 2024.

Except for the material weakness described above and the related remediation measures that are being implemented, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the six months ended June 30, 2024, the Company completed the acquisitions of Revela, FDL, PT, and TNS. As a result of the acquisitions, the Company is in the process of reviewing the internal control structures of these businesses and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired businesses.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 10, Income Taxes of “Notes to Consolidated Financial Statements” included in Part I, Item 1 herein, “Financial Statements,” for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice. The Company’s estimated loss or range of loss with respect to loss contingencies may change from time to time, and it is reasonably possible the Company will incur actual losses in excess of the amounts currently accrued and such additional amounts may be material. While the Company continues to work with parties with respect to potential resolution, no assurance can be given that it will be successful in doing so and the Company cannot predict the outcome of these matters. See Note 17, Legal Proceedings of “Notes to Consolidated Financial Statements” included in Part I, Item 1 herein, “Financial Statements,” for information on the Company’s legal proceedings which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

There were no significant changes in the Company’s risk factors during the quarter ended June 30, 2024. For further information about the Company’s risk factors, refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
April 1, 2024 to
April 30, 2024	7,328,793	$63.044	7,325,733	31,172,929

May 1, 2024 to
May 31, 2024	11,505,999	60.759	11,504,804	19,668,125

June 1, 2024 to
June 30, 2024	4,903,983	61.372	4,904,076	14,764,049
Total	23,738,775	$61.591	23,734,613	14,764,049

(1)Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)
the three-month period ended June 30, 2024, there were 4,162 shares received as payments for the withholding taxes on vested restricted stock awards.

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

ITEM 5.    OTHER INFORMATION

On May 6, 2024, Juan R. Luciano, the Company’s Chair of the Board, President and Chief Executive Officer, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 905,920 shares of the Company’s common stock in the aggregate, and terminates on the earlier of the close of market on May 2, 2025 or the date all shares are sold thereunder.

On May 9, 2024, Gregory A. Morris, the Company’s Senior Vice President, President, Agricultural Services and Oilseeds, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 90,000 shares of the Company’s common stock in the aggregate, and terminates on the earlier of the close of market on August 12, 2025 or the date all shares are sold thereunder.

On June 10, 2024, Jennifer L. Weber, the Company’s Senior Vice President, Chief People and Diversity Officer, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 23,077 shares of the Company’s common stock in the aggregate, and terminates on the earlier of the close of market on February 28, 2025 or the date all shares are sold thereunder.

There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by the Company’s directors and executive officers during the quarter ended June 30, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)
ITEM 6.    EXHIBITS

(3)(i)	Composite Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001).

(3)(ii)	Bylaws, as amended through November 2, 2022 (incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023).

(10.1)
Transition Agreement, dated as of April 19, 2024, by and between the Company and Vikram Luthar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2024).

(10.2)	Offer Letter, by and between the Company and Monish Patolawala (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2024)

(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Inline XBRL file set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” and for the information under Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.

(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY

/s/ I. Roig
I. Roig
Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Dated: July 30, 2024