Form 10-K/A
period 2023-12-31
Archer-Daniels-Midland Co
filed 2024-11-18
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b).☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

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

Common Stock, no par value—509,849,153 shares
(March 8, 2024)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders, which was filed on April 10, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K/A where indicated.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Annual Report on Form 10-K/A, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results and operations, growth opportunities, pending litigation and investigations, and timing of the remediation of the Company’s material weakness in the Company’s internal control over financial reporting are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from the forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, without limitation, those that are described in Item 1A, "Risk Factors" included in this Annual Report on Form 10-K/A, as may be updated in subsequent Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, Archer-Daniels- Midland Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

Explanatory Note

Archer-Daniels-Midland Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2023, which was originally filed with the United States Securities and Exchange Commission ("SEC") on March 12, 2024 (the “Form 10‑K”).

In filing this Amendment, the Company is restating its previously issued audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 (collectively, the “Affected Periods”) for the correction of certain segment-specific historical financial information as further described below.

In addition, the Company intends to file an amendment to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, originally filed with the SEC on April 30, 2024 and July 30, 2024, respectively (such reports, together with this Amendment, the “Amended Reports”). All material restatement information will be included in the Amended Reports, and the Company does not intend to separately amend other filings that were previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods.

Background of Correction

Following ongoing dialogue with the staff of the SEC, the Company concluded that it would amend the Form 10-K and Form 10-Qs for the first and second quarters of 2024 (collectively, the “Q1 and Q2 2024 Form 10-Qs”) to restate the segment information disclosure included in those filings. These restatements do not impact ADM’s Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity as of and for the periods presented in the Amended Reports.

As previously disclosed in Note 17. Segment and Geographic Information, to the Company’s Consolidated Financial Statements included in the Form 10-K, the Company identified and corrected certain intersegment sales amounts that either (i) were not in accordance with prior disclosures about presenting such sales at amounts approximating market or (ii) included intrasegment sales (resulting from sales within the segment) and should have included exclusively intersegment sales (resulting from sales from one segment to another). In connection with the error corrections, the Company identified a material weakness in its internal control over financial reporting related to its accounting practices and procedures for intersegment sales. The Company put in place a plan to remediate this material weakness, as disclosed in the Form 10-K and Q1 and Q2 2024 Form 10-Qs.
In the course of testing new controls implemented as part of the Company’s material weakness remediation plan in the third quarter of 2024, the Company identified additional misclassified intersegment transactions. These newly identified errors concern additional intersegment sales for each of its Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments that included certain intrasegment sales and should have included exclusively intersegment sales. The Company also identified some intersegment transactions between Ag Services and Oilseeds and Carbohydrate Solutions that were not accounted for consistently in accordance with revenue recognition and segment reporting standards and should not have been reported as intersegment sales. The Company also is correcting certain segment disclosure presentation errors in the Amended Reports.

This Amendment reflects corrections for the newly identified errors related to intersegment sales (described below), the previously-corrected errors related to intersegment sales and segment operating profit, and other segment disclosure corrections (See Note 1 to the Consolidated Financial Statements in this Amendment for further information).

Restatement of Consolidated Financial Statements

This Amendment includes both audited restated Consolidated Financial Statements and unaudited restated consolidated financial information for the Affected Periods, as applicable. See Note 17 to the Consolidated Financial Statements in this Amendment for the restated audited segment information as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021. See Note 21 to the Consolidated Financial Statements in this Amendment for the unaudited restated segment information for each of the quarters within the years ended December 31, 2023 and 2022.

Items Amended in This Filing

This Amendment amends and restates the following items of the Form 10-K:
•Safe Harbor Statement
•Part I - Item 1. Business
•Part I - Item 1A. Risk Factors
•Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II - Item 8. Financial Statements and Supplementary Data
•Part II - Item 9A. Controls and Procedures
•Part III - Item 10. Directors, Executive Officers and Corporate Governance
•Part III - Item 11. Executive Compensation
•Part IV - Item 15. Exhibits and Financial Statement Schedules

The exhibit list included in Item 15, “Exhibits and Financial Statement Schedules” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer (as Principal Executive Officer) and Chief Financial Officer (as Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1/31.2 and 32.1/32.2, respectively, as well as an updated Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1.

In accordance with applicable SEC rules, this Form 10-K/A also includes an updated signature page and Reports of Independent Registered Public Accounting Firm.

Please note that the only changes to the Form 10-K are those related to the matters described herein and only in the Items listed above. Item 1A “Risk Factors” has been updated for the risk factor previously identified within the "Investigation Risks" related to the material weakness but that Item has not otherwise been updated to reflect developments occurring subsequent to the date of the Form 10-K. Otherwise, this Amendment speaks as of the original filing date of the Form 10-K, and does not modify, amend or update any other item or disclosures in the Form 10-K. As such, this Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events.

Such subsequent information or events include, among others, the information and events described in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024 and June 30, 2024, each of which we are restating currently with this Amendment, and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Form 10-K. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Form 10-K, which update and supersede certain information contained in the Form 10-K and this Amendment.

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

Internal Investigation

Background

As previously disclosed, the Company received a voluntary document request from the Securities and Exchange Commission (the "SEC") relating to intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments. In response, the Company initiated an internal investigation regarding certain accounting practices and procedures with respect to its Nutrition reporting segment, including as related to certain intersegment sales (the Investigation). As previously disclosed on January 21, 2024, the Company placed Vikram Luthar, Chief Financial Officer and Senior Vice President, on administrative leave.

Restatement of Previously Issued Consolidated Financial Statements

As described in the Explanatory Note above and in Part II, Item 8, Note 1 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 contained in this Amendment. As a result, the previously reported financial information as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021 in this Amendment, has been updated to reflect the relevant restatements. See Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Note 1 Summary of Significant Accounting Policies and Restatement of Previously Filed Consolidated Financial Statements, Note 17. Segment and Geographic Information, and Note 21, Quarterly Financial Data (Unaudited), in the Consolidated Financial Statements for additional information related to the restatements, including descriptions of the adjustments and the impacts on the Consolidated Financial Statements.

The transactions that are being adjusted in the restatement occurred between the Company’s reportable segments and do not impact ADM’s Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity as of and for the periods presented in the Amended Reports.

For more information, see Note 17. Segment and Geographic Information to the Consolidated Financial Statements in this Amendment, included in Part II, Item 8 herein.

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

Item 1.	BUSINESS (Continued)
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

Item 1.	BUSINESS (Continued)
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

Item 1.	BUSINESS (Continued)
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

The following tables set forth information about the Company’s employees as of December 31, 2023.

Number of Employees by Contract and Region

	Salaried	Hourly	Part-Time/ Seasonal	Total
North America	9,527	10,589	217	20,333
EMEA	5,168	4,341	543	10,052
South America	2,605	4,461	794	7,860
Asia Pacific	1,962	1,093	30	3,085
Central America/Caribbean	234	233	5	472
Total	19,496	20,717	1,589	41,802

Item 1.	BUSINESS (Continued)
Number of Employees by Type and Gender

	Male	%	Female	%	Total	%
Full-time	30,497	76%	9,716	24%	40,213	100%
Part-time	603	38%	986	62%	1,589	100%
Total	31,100	74%	10,702	26%	41,802	100%

Percentage of Employees by Level and Gender

	Percentage
	2023			2022
	Male	Female	Total	Male	Female	Total
Executive Council	67%	33%	100%	71%	29%	100%
Senior Leadership	69%	31%	100%	72%	28%	100%
Salaried Colleagues	61%	39%	100%	62%	38%	100%

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

Item 1.	BUSINESS (Continued)
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

Item 1.	BUSINESS (Continued)
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

The risks described below, as well as the other information contained in this Annual Report on Form 10-K/A, should be carefully considered. Any one or more of such risks could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price and could cause actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect the Company.

Except for revisions to the risk factor below titled, “The Company identified a material weakness in the Company’s internal control over financial reporting, which could impact the Company’s ability to report its results of operations and financial condition accurately and in a timely manner”, this Item 1A. Risk Factors section in this Form 10-K/A has not been updated to reflect developments occurring subsequent to the Company’s Form 10-K, filed with the SEC on March 12, 2024.

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

Item 1A.	RISK FACTORS (Continued)
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

Item 1A.	RISK FACTORS (Continued)
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

Item 1A.	RISK FACTORS (Continued)
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

In the course of testing new controls implemented as part of the Company’s material weakness remediation plan in the third quarter of 2024, the Company identified additional misclassified intersegment transactions. These newly identified errors concern additional intersegment sales for each of its Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments that included certain intrasegment sales and should have included exclusively intersegment sales. The Company also identified some intersegment transactions between Ag Services and Oilseeds and Carbohydrate Solutions that were not accounted for consistently in accordance with revenue recognition and segment reporting standards and should not have been reported as intersegment sales.

The material weakness, if not fully addressed, could result in additional accounting errors, such as those resulting in the restatement of certain segment-specific historical financial information as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 herein and in Note 17 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 herein. The Company may be unable to remediate this material weakness in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings the Company makes with the SEC. Further, additional errors may be identified as a result of the Company's remediation efforts, or additional material weaknesses could be identified, any of which could result in additional corrections or adjustments, which may be material, or could impact the Company's ability to report its results of operations and financial condition in an accurate and timely manner.

Negative publicity may adversely affect the Company and the market price of its common stock.

The Company has become subject to negative publicity as a result of the Investigation and related events. Negative publicity and unfavorable perception of the Company could have caused and could cause significant declines in the price of the

Item 1A.	RISK FACTORS (Continued)
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

Item 1A.	RISK FACTORS (Continued)
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

Item 1A.	RISK FACTORS (Continued)
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

Item 1C.	CYBERSECURITY (Continued)
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

The daily capacities of the processing plants and storage capacities of the procurement facilities that the Company owns or leases, under operating leases, are as follows:

	Ag Services and Oilseeds Processing Facilities (in 1,000s metric tons)
	Owned				Leased
			Refined
	Ag		Products
	Services	Crushing	and Other	Total	Crushing
North America	2	64	19	85	—
South America	—	20	12	32	1
Europe	1	34	15	50	—
Asia	—	1	—	1	1
Total daily capacity	3	119	46	168	2

	Ag Services and Oilseeds Procurement Facilities (in 1,000s metric tons)
	Owned				Leased
			Refined				Refined
	Ag		Products		Ag		Products
	Services	Crushing	and Other	Total	Services	Crushing	and Other	Total
North America	12,185	360	830	13,375	675	—	181	856
South America	2,105	60	—	2,165	941	—	—	941
Europe	1,385	288	—	1,673	—	—	—	—
Asia	—	—	—	—	130	4	—	134
Total storage capacity	15,675	708	830	17,213	1,746	4	181	1,931

Item 2.	PROPERTIES (Continued)

	Carbohydrate Solutions Processing Plants (in 1,000s metric tons)
	Owned			Leased
	Starches & Sweeteners	Vantage Corn Processors	Total	Starches & Sweeteners
North America	72	17	89	—
Europe	6	—	6	1
Total daily capacity	78	17	95	1

	Carbohydrate Solutions Procurement Facilities (in 1,000s metric tons)
	Owned	Leased
	Starches & Sweeteners	Starches & Sweeteners
North America	589	86
Europe	—	18
Total storage capacity	589	104

	Nutrition Processing Plants (in 1,000s metric tons)
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition	Animal Nutrition	Total
North America	80	10	90	25	50	75
South America	—	3	3	2	1	3
Europe	3	8	11	—	—	—
Asia	—	3	3	—	10	10
Total daily capacity	83	24	107	27	61	88

	Nutrition Procurement Facilities (in 1,000s metric tons)
	Owned			Leased
	Human Nutrition	Animal Nutrition	Total	Human Nutrition
North America	316	28	344	2
Total storage capacity	316	28	344	2

Item 3.	LEGAL PROCEEDINGS

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
Among Archer-Daniels-Midland Company (ADM), the S&P 500 Index, and the S&P Consumer Staples Index

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

Intersegment Sales

Background

As previously disclosed, the Company received a voluntary document request from the SEC relating to intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments. In response, the Company engaged external counsel, assisted by a forensic accounting firm, to conduct an internal investigation, overseen by the Audit Committee of the Company’s Board of Directors, which is separately advised by external counsel (the "Investigation"). As previously disclosed on January 21, 2024, the Company placed Vikram Luthar, Chief Financial Officer and Senior Vice President, on administrative leave. As of the date of filing, Mr. Luthar is no longer with the Company.

Restatement of Previously Issued Consolidated Financial Statements

As described in the Explanatory Note above and in Part II, Item 8, Note 1 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 contained in this Amendment. As a result, the previously reported financial information as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the relevant restatements. See Part II, Item 8, Note 1. Summary of Significant Accounting Policies and Restatement of Previously Filed Consolidated Financial Statements, Note 17. Segment and Geographic Information, and Note 21. Quarterly Financial Data (Unaudited), in the Consolidated Financial Statements for additional information related to the restatements, including descriptions of the adjustments and the impacts on the Consolidated Financial Statements.

The Company also is correcting certain segment disclosure presentation errors. In this Amendment, the Company is revising its reconciliation and calculation of total segment operating profit. The revised reconciliation in Note 17. Segment and Geographic Information, and elsewhere in this Amendment, presents a subtotal for total segment operating profit that is equal to the sum of the segment operating profit reported for each of the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments. Amounts for other business and specified items, which previously were reflected in the calculation of total segment operating profit, are now reflected as reconciling items, similar to Corporate, between total segment operating profit and earnings before income taxes.

In addition, because the Investigation covers the period between January 2018 and September 2023, the Company is providing below information with respect to the adjustments effected to operating profit for each of the Company’s reporting segments for each of the years ended December 31, 2018 through 2023.

Impact of the Restatement on Ag Services and Oilseeds Segment Operating Profit

	Years Ended December 31
(In millions)	2023 (Restated)	2022 (Restated)	2021 (Restated)	2020 (Restated)	2019 (Restated)	2018 (Restated)
Segment operating profit, as originally reported	$4,066	$4,386	$2,775	$2,105	$1,935	$2,020
Adjustments	1	15	24	1	1	—
Segment operating profit, as restated	$4,067	$4,401	$2,799	$2,106	$1,936	$2,020

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Impact of the Restatement on Carbohydrate Solutions Segment Operating Profit

	Years Ended December 31
(In millions)	2023 (Restated)	2022 (Restated)	2021 (Restated)	2020 (Restated)	2019 (Restated)	2018 (Restated)
Segment operating profit, as originally reported	$1,345	$1,360	$1,283	$717	$644	$945
Adjustments	30	53	35	15	26	27
Segment operating profit, as restated	$1,375	$1,413	$1,318	$732	$670	$972

Impact of the Restatement on Nutrition Segment Operating Profit

	Years Ended December 31
(In millions)	2023 (Restated)	2022 (Restated)	2021 (Restated)	2020 (Restated)	2019 (Restated)	2018 (Restated)
Segment operating profit, as originally reported	$458	$736	$691	$574	$418	$339
Adjustments	(31)	(68)	(59)	(16)	(27)	(27)
Segment operating profit, as restated	$427	$668	$632	$558	$391	$312

As further described in Note 17. Segment and Geographic Information of “Notes to Consolidated Financial Statements” included in Part II, Item 8 herein, the Company also corrected certain errors relating to the classification of certain intrasegment revenues. More information about such error correction is set forth in Note 17. Segment and Geographic Information.

Material Weakness

In connection with the Investigation, the Company identified a material weakness in the Company’s internal control over financial reporting related to its accounting practices and procedures for segment disclosures. For more information, see “Controls and Procedures” in Part II, Item 9A herein.

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

Company Overview

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
The Company measures its performance using key financial metrics including net earnings, gross margins, constant currency revenue and operating profit, segment operating profit, total segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, manufacturing expenses, selling, general, and administrative expenses, return on invested capital, economic value added, and operating cash flows before working capital. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, and global production of similar and competitive crops. Due to these unpredictable factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Earnings before income taxes decreased 18% or $939 million, to $4.3 billion. Total segment operating profit (a non-GAAP measure) decreased 9% or $613 million, to $5.9 billion, due primarily to lower results in Crushing, Wilmar, Nutrition, Ag Services, and Starches and Sweeteners, partially offset by higher results in Refined Products and Other and Vantage Corn Processors. Lower margins partially offset by improved pricing and positive timing impacts, overall decline in volume, higher manufacturing costs, and unplanned downtime at Decatur East decreased total segment operating profit (a non-GAAP

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
measure). Total segment operating profit (a non-GAAP measure) excluded a net charge of $344 million consisting of asset impairment and restructuring charges and net settlement contingencies totaling $361 million and a gain on the sale of certain assets of $17 million. Total segment operating profit (a non-GAAP measure) excluded in the prior year a net charge of $100 million consisting of charges totaling $147 million related to the impairment of certain assets, restructuring, and contingencies/settlements, partially offset by gains on the sale of certain assets of $47 million. Corporate results in the current year were a net charge of $1.6 billion and included a mark-to-market gain of $6 million on the conversion option of the exchangeable bonds issued in August 2020, acquisition-related expenses of $7 million, and restructuring charges of $6 million. Corporate results in the prior year were a net charge of $1.3 billion and included a mark-to-market gain of $9 million on the conversion option of the exchangeable bonds issued in August 2020.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Revenues by segment for the years ended December 31, 2023 and 2022 are as follows:

(In millions)	2023	2022	Change
Ag Services and Oilseeds
Ag Services	$47,420	$53,181	$(5,761)
Crushing	14,020	13,139	881
Refined Products and Other	11,986	13,243	(1,257)
Total Ag Services and Oilseeds	73,426	79,563	(6,137)

Carbohydrate Solutions
Starches and Sweeteners	9,885	10,251	(366)
Vantage Corn Processors	2,989	3,710	(721)
Total Carbohydrate Solutions	12,874	13,961	(1,087)

Nutrition
Human Nutrition	3,634	3,769	(135)
Animal Nutrition	3,577	3,867	(290)
Total Nutrition	7,211	7,636	(425)
Total Segment Revenues	93,511	101,160	(7,649)

Other Business	424	396	28

Total Revenues	$93,935	$101,556	$(7,621)

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

Asset impairment, exit, and restructuring costs increased $276 million to $342 million. Charges in the current year consisted of $137 million of impairments related to goodwill in the Animal Nutrition reporting unit, $108 million of impairments related to property, plant, and equipment and an equity method investment, $64 million of impairments related to customer list and discontinued Animal Nutrition trademarks, and $27 million of restructuring, presented as specified items, and $6 million of restructuring in Corporate. Charges in the prior year consisted of $37 million of impairments related to certain long-lived assets and $28 million of restructuring, presented as specified items, and $1 million of restructuring in Corporate.

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
Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, for the years ended December 31, 2023 and 2022 as follows:

(In millions)	2023	2022	Change

Earnings Before Income Taxes	$4,294	$5,233	$(939)
Other Business (earnings) loss	(375)	(167)	(208)
Corporate	1,606	1,316	290
Specified Items:
Gains on sale of assets	(17)	(47)	30
Impairment, restructuring, and net settlement contingencies	361	147	214
Total Segment Operating Profit	$5,869	$6,482	$(613)

Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$1,168	$1,374	$(206)
Crushing	1,290	1,636	(346)
Refined Products and Other	1,306	837	469
Wilmar	303	554	(251)
Total Ag Services and Oilseeds	$4,067	$4,401	$(334)

Carbohydrate Solutions
Starches and Sweeteners	$1,329	$1,376	$(47)
Vantage Corn Processors	46	37	9
Total Carbohydrate Solutions	$1,375	$1,413	$(38)

Nutrition
Human Nutrition	$417	$557	$(140)
Animal Nutrition	10	111	(101)
Total Nutrition	$427	$668	$(241)

Ag Services and Oilseeds segment operating profit decreased 8%. In Ag Services, significantly higher origination volumes and margins in South America due to a record Brazilian soybean crop were mostly offset by decreased North American origination results from lower export demand and low water levels. Destination marketing, global ocean freight, and transportation results decreased due to less favorable timing effects and higher freight rates. Current year results also included a $48 million insurance settlement related to damages from Hurricane Ida compared to the prior year's $110 million legal recovery related to the 2019 and 2020 closure of the Company’s Reserve, Louisiana, export facility. In Crushing, global crush margins were historically strong, yet lower than the prior year’s record highs with the lower Argentine soybean crop driving a tight soybean meal supply, partially offset by improved processed volumes. In EMEA, lower meal demand and exports were offset by the switch capacity in the region. In Refined Products and Other, increasing global demand for fuel and food created elevated margins in North America and Europe for refined oils and biodiesel. In North America, sales volumes were also higher supported by U.S. renewable volume obligations and margins for food oil in Europe expanding year-over-year. Additionally, net positive mark-to-market timing effects that are expected to reverse as contracts execute in future periods contributed to the results in the current year. Equity earnings from Wilmar were lower versus the prior year.

Carbohydrate Solutions segment operating profit decreased 3%. Starches and Sweeteners, including ethanol production from the wet mills, capitalized on a solid demand environment during the year. North America starches and sweeteners delivered volumes and margins similar to the prior year with higher margins led by specialty products. Ethanol margins were solid as industry stocks moderated, though lower relative to the prior year. Results were negatively impacted due to unplanned downtime at one of the corn germ plants. In EMEA, the business effectively managed margins to deliver improved results. The global wheat milling business posted higher margins driven by solid customer demand. Vantage Corn Processors results

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
were higher as the business executed on a robust demand and margin environment for ethanol partially offset by the absence of the prior year’s $50 million payment from the USDA Biofuel Producer Recovery Program.

Nutrition segment operating profit decreased 36%. Human Nutrition results were lower than the prior year, as the business continued to manage demand fulfillment challenges and destocking in certain categories. Flavors results were lower than the prior year driven by softer sales, higher expenses, and $45 million of negative impacts primarily related to the deconsolidation and write-down of a joint venture. Specialty Ingredients results were lower year-over-year due to continued lower market demand for plant-based proteins in meat alternatives and unplanned downtime at Decatur East. Health and Wellness results were lower than the prior year due to a revaluation loss of $19 million related to an investment in precision fermentation, partially offset by continued growth in the biotics category. Animal Nutrition results were lower compared to the prior year due to lower contribution from amino acids, pockets of softer global feed demand affecting volumes, and continued supply chain challenges and inventory losses in pet solutions.

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

Non-GAAP Financial Measures

The Company uses adjusted net earnings, adjusted earnings per share (EPS), adjusted EBITDA, and total segment operating profit, non-GAAP financial measures as defined by the SEC, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items. Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. EBITDA is defined as earnings before interest on borrowings, taxes, and depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of income tax expense, interest expense on borrowings, and depreciation and amortization to net earnings. Total segment operating profit is defined as ADM's consolidated earnings before income taxes, adjusted for Other business, Corporate, and specified items. The table on page 41 provides a reconciliation of total segment operating profit to earnings before income taxes for the years ended December 31, 2023 and 2022.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In this Amendment, the Company is revising its reconciliation and calculation of total segment operating profit. The revised reconciliation in Note 17. Segment and Geographic Information, of the Consolidated Financial Statements, presents a subtotal for total segment operating profit that is equal to the sum of the segment operating profit reported for each of the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments. Amounts for other business and specified items, which previously were reflected in the calculation of total segment operating profit, are now reflected as reconciling items, similar to Corporate, between total segment operating profit and earnings before income taxes.

Management believes that adjusted net earnings, adjusted EPS, adjusted EBITDA, and total segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted EPS, adjusted EBITDA, and total segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS, net earnings, and earnings before income taxes, respectively, the most directly comparable amounts reported under GAAP.

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

The tables below provide a reconciliation of net earnings to adjusted EBITDA for the years ended December 31, 2023 and 2022.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Earnings before income taxes increased 58% or $1.9 billion, to $5.2 billion. Total segment operating profit (a non-GAAP measure) increased 37% or $1.7 billion, to $6.5 billion due primarily to higher results in most businesses except in Vantage Corn Processors. Total segment operating profit (a non-GAAP measure) excluded a net charge of $100 million consisting of charges totaling $147 million related to the impairment of certain assets, restructuring, and contingencies/settlements, partially offset by gains on the sale of certain assets of $47 million. Excluded from total segment operating profit (a non-GAAP measure) in the prior year was a net charge of $136 million consisting of charges totaling $213 million related to the impairment of certain assets, restructuring, and settlement, partially offset by gains on the sale of ethanol and certain other assets of $77 million. Corporate results in 2022 were a net charge of $1.3 billion and included a mark-to-market gain of $9 million on the conversion option of the exchangeable bonds issued in August 2020. Corporate results in 2021 were a net charge of $1.3 billion and included a pension settlement charge of $83 million, loss on debt extinguishment of $36 million, a mark-to-market gain of $19 million on the conversion option of the exchangeable bonds issued in August 2020, acquisition-related expenses of $7 million, and a restructuring charge of $4 million.

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

Revenues by segment for the years ended December 31, 2022 and 2021 are as follows:

(In millions)	2022	2021	Change
Ag Services and Oilseeds
Ag Services	$53,181	$45,017	$8,164
Crushing	13,139	11,368	1,771
Refined Products and Other	13,243	10,662	2,581
Total Ag Services and Oilseeds	79,563	67,047	12,516

Carbohydrate Solutions
Starches and Sweeteners	10,251	7,611	2,640
Vantage Corn Processors	3,710	3,499	211
Total Carbohydrate Solutions	13,961	11,110	2,851

Nutrition
Human Nutrition	3,769	3,189	580
Animal Nutrition	3,867	3,523	344
Total Nutrition	7,636	6,712	924
Total Segment Revenues	101,160	84,869	16,291

Other Business	396	380	16

Total Revenues	$101,556	$85,249	$16,307

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

Asset impairment, exit, and restructuring costs decreased $98 million to $66 million. Charges in the current year consisted of $37 million of impairments related to certain long-lived assets and $28 million of restructuring charges, presented as specified items, and $1 million of restructuring charges in Corporate. Charges in the prior year consisted primarily of $125 million of impairments related to certain long-lived assets, goodwill, and other intangible assets and $35 million of restructuring charges, presented as specified items, and $4 million of restructuring charges in Corporate.

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
Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, for the years ended December 31, 2022 and 2021 as follows:

(In millions)	2022	2021	Change
Earnings Before Income Taxes	$5,233	$3,313	$1,920
Other Business (earnings) loss	(167)	(25)	(142)
Corporate	1,316	1,325	(9)
Specified Items:
Gain on sales of assets and businesses	(47)	(77)	30
Impairment, restructuring, and exit charges	147	213	(66)
Total Segment Operating Profit	$6,482	$4,749	$1,733

Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$1,374	$770	$604
Crushing	1,636	999	637
Refined Products and Other	837	652	185
Wilmar	554	378	176
Total Ag Services and Oilseeds	$4,401	$2,799	$1,602

Carbohydrate Solutions
Sweeteners and Starches	$1,376	$948	$428
Vantage Corn Processors	37	370	(333)
Total Carbohydrate Solutions	$1,413	$1,318	$95

Nutrition
Human Nutrition	$557	$520	$37
Animal Nutrition	111	112	(1)
Total Nutrition	$668	$632	$36

Ag Services and Oilseeds segment operating profit increased 57%. Ag Services results were significantly higher versus 2021. Global trade results were higher, driven by strong performances in destination marketing and global ocean freight. North American origination volumes were lower but margins were higher year-over-year. South America results were higher, driven by better origination margins on good demand for grain. Crushing was higher year-over-year driven by robust protein and renewable diesel demand. Positive net timing effects in 2022 versus negative timing effects in 2021 helped drive higher year-over-year results. Refined Products and Other results were higher than in 2021, driven by higher margins due to strong oils demand. Biodiesel margins also benefited from direct sales compared to the historical auction sales. Equity earnings from Wilmar were higher versus 2021.

Carbohydrate Solutions segment operating profit increased 7%. Starches and Sweeteners, including ethanol production from the wet mills, delivered higher results versus 2021, driven by solid margins across sweeteners and starches, strong contributions from corn co-products, and effective risk management, partially offset by weaker ethanol margins. Sales volumes for starches and sweeteners continued their recovery and the biosolutions platform continued to deliver revenue growth as demand for plant-based products expanded into more diverse applications. Vantage Corn Processors results were lower versus 2021 as ethanol margins decreased from the 2021 strong positioning gains and industrial alcohol results from the now-sold Peoria, Illinois facility, partially offset by the $50 million one-time payment from the USDA Biofuel Producer Recovery Program.

Nutrition segment operating profit increased 6%. Human Nutrition delivered higher year-over-year results. Flavors results were lower driven by demand fulfillment challenges, the impact of the strong U.S. dollar in EMEA, softer demand in Asia

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

Non-GAAP Financial Measures

The Company uses adjusted net earnings, adjusted earnings per share (EPS), adjusted EBITDA, and total segment operating profit, non-GAAP financial measures as defined by the SEC, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items. Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. EBITDA is defined as earnings before interest on borrowings, taxes, and depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of income tax expense, interest expense on borrowings, and depreciation and amortization to net earnings. Total segment operating profit is defined as ADM's consolidated earnings before income taxes, adjusted for Other business, Corporate, and specified items. The table on page 47 provides a reconciliation of total segment operating profit to earnings before income taxes for the years ended December 31, 2022 and 2021.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In this Amendment, the Company is revising its reconciliation and calculation of total segment operating profit. The revised reconciliation in Note 17. Segment and Geographic Information, of the Consolidated Financial Statements, and elsewhere in this Amendment, presents a subtotal for total segment operating profit that is equal to the sum of the segment operating profit reported for Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments. Amounts for other business and specified items, which previously were reflected in the calculation of total segment operating profit, are now reflected as reconciling items, similar to Corporate, between total segment operating profit and earnings before income taxes.

Management believes that adjusted net earnings, adjusted EPS, adjusted EBITDA, and total segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted EPS, adjusted EBITDA, and total segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS, net earnings, and earnings before income taxes, respectively, the most directly comparable amounts reported under GAAP.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements

Note 1.     Summary of Significant Accounting Policies and Restatement of Previously Filed Consolidated Financial Statements

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

Receivables

The Company records accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies and Restatement of Previously Filed Consolidated Financial Statements (Continued)
thereon.  The Company estimates uncollectible accounts by pooling receivables according to type, region, credit risk rating, and age. Each pool is assigned an expected loss co-efficient to arrive at a general reserve based on historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. The Company minimizes credit risk due to the large and diversified nature of its worldwide customer base. ADM manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio. The Company recorded bad debt expense in selling, general, and administrative expenses of $6 million, $88 million, and $32 million in the years ended December 31, 2023, 2022, and 2021, respectively.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies and Restatement of Previously Filed Consolidated Financial Statements (Continued)
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies and Restatement of Previously Filed Consolidated Financial Statements (Continued)
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

The goodwill impairment charge recorded during the year ended December 31, 2023 of $137 million was related to the Animal Nutrition reporting unit that was evaluated for impairment using a quantitative assessment. The Company utilized a third-party valuation specialist to assist management in determining the fair value of the Animal Nutrition reporting unit. The fair value of the Animal Nutrition reporting unit was estimated based on a combination of discounted cash flows (income approach) and the use of pricing multiples derived from an analysis of comparable public companies multiplied against historical and or anticipated financial metrics (market approach). As a result of the impairment testing in the fourth quarter of 2023, the Company determined the fair value of the Animal Nutrition reporting unit was below its carrying value. The decline in the fair

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies and Restatement of Previously Filed Consolidated Financial Statements (Continued)
value of the Animal Nutrition reporting unit was primarily driven by a higher discount rate due to changes in the underlying business performance and industry conditions as well as the macroeconomic environment, causing a decline in projected cash flows.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies and Restatement of Previously Filed Consolidated Financial Statements (Continued)
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

Effective January 1, 2023, the Company adopted the amended guidance of ASC Subtopic 405-50, Liabilities - Supplier Finance Programs, which enhances the transparency of supplier finance programs. The amended guidance requires an entity (buyer) in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ADM has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies and Restatement of Previously Filed Consolidated Financial Statements (Continued)
continue to be classified in current liabilities in the Company’s consolidated balance sheet and in operating activities in its consolidated statement of cash flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 90 days of the invoice date. As of December 31, 2023 and 2022, the Company's outstanding payment obligations suppliers had elected to sell to the financial institutions were $274 million and $196 million, respectively. Changes to the outstanding payment obligations are as follows:

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

Restatement of Previously Filed Consolidated Financial Statements

Following ongoing dialogue with the staff of the United States Securities and Exchange Commission (SEC), the Company concluded that it would amend its fiscal year 2023 Form 10-K (the “FY2023 Form 10-K”) and Forms 10-Q for the first and second quarters of 2024 (collectively, the “Q1 and Q2 2024 Form 10-Qs”) to restate the segment information disclosure included in those filings. These restatements do not impact ADM’s Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity as of and for the periods presented in the Amended Reports.

As previously disclosed in Note 17. Segment and Geographic Information, to ADM’s consolidated financial statements included in the FY2023 Form 10-K, ADM identified and corrected certain intersegment sales amounts that either (i) were not in accordance with prior disclosures about presenting such sales at amounts approximating market or (ii) included intrasegment

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 1.     Summary of Significant Accounting Policies and Restatement of Previously Filed Consolidated Financial Statements (Continued)
sales (resulting from sales within the segment) and should have included exclusively intersegment sales (resulting from sales from one segment to another). In connection with the error corrections, ADM identified a material weakness in its internal control over financial reporting related to its accounting practices and procedures for intersegment sales. The Company put in place a plan to remediate this material weakness, as disclosed in the FY2023 Form 10-K and Q1 and Q2 2024 Form 10-Qs.
In the course of testing new controls implemented as part of the Company’s material weakness remediation plan in the third quarter of 2024, ADM identified additional intrasegment sales previously misclassified and reported as intersegment sales. These newly identified errors concern intersegment sales for each of its Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments that included certain additional intrasegment sales and should have included exclusively intersegment sales. The Company also identified some intersegment sales between Ag Services and Oilseeds and Carbohydrate Solutions that were not accounted for consistently in accordance with revenue recognition and segment reporting standards and should not have been reported as intersegment sales.

The Company also is correcting certain segment disclosure presentation errors. In this Amendment, the Company is revising its reconciliation and calculation of total segment operating profit. The revised reconciliation in Note 17. Segment and Geographic Information, presents a subtotal for total segment operating profit that is equal to the sum of the segment operating profit reported for each of the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments. Amounts for other business and specified items, which previously were reflected in the calculation of total segment operating profit, are now reflected as reconciling items, similar to Corporate, between total segment operating profit and earnings before income taxes.

The Company has restated its consolidated financial statements for the fiscal years ended December 31, 2023, 2022 and 2021 in Note 17. Segment and Geographic Information, and has provided restated segment information for each of the quarters within the fiscal years ended December 31, 2023 and 2022 in Note 21. Quarterly Financial Data (Unaudited).

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

	Year Ended December 31, 2023
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$4,110	$761	$4,871	$42,549	$47,420
Crushing	470	—	470	13,550	14,020
Refined Products and Other	2,295	—	2,295	9,691	11,986
Total Ag Services and Oilseeds	6,875	761	7,636	65,790	73,426
Carbohydrate Solutions
Starches and Sweeteners	7,431	—	7,431	2,454	9,885
Vantage Corn Processors	2,989	—	2,989	—	2,989
Total Carbohydrate Solutions	10,420	—	10,420	2,454	12,874
Nutrition
Human Nutrition	3,634	—	3,634	—	3,634
Animal Nutrition	3,577	—	3,577	—	3,577
Total Nutrition	7,211	—	7,211	—	7,211

Total Segment Revenues	24,506	761	25,267	68,244	93,511
Other Business	424	—	424	—	424
Total Revenues	$24,930	$761	$25,691	$68,244	$93,935

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

	Year Ended December 31, 2022
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$4,053	$818	$4,871	$48,310	$53,181
Crushing	573	—	573	12,566	13,139
Refined Products and Other	2,724	—	2,724	10,519	13,243
Total Ag Services and Oilseeds	7,350	818	8,168	71,395	79,563
Carbohydrate Solutions
Starches and Sweeteners	7,696	—	7,696	2,555	10,251
Vantage Corn Processors	3,710	—	3,710	—	3,710
Total Carbohydrate Solutions	11,406	—	11,406	2,555	13,961
Nutrition
Human Nutrition	3,769	—	3,769	—	3,769
Animal Nutrition	3,867	—	3,867	—	3,867
Total Nutrition	7,636	—	7,636	—	7,636

Total Segment Revenues	26,392	818	27,210	73,950	101,160
Other Business	396	—	396	—	396
Total Revenues	$26,788	$818	$27,606	$73,950	$101,556

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

	Year Ended December 31, 2021
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$2,831	$606	$3,437	$41,580	$45,017
Crushing	441	—	441	10,927	11,368
Refined Products and Other	2,458	—	2,458	8,204	10,662
Total Ag Services and Oilseeds	5,730	606	6,336	60,711	67,047
Carbohydrate Solutions
Starches and Sweeteners	5,866	—	5,866	1,745	7,611
Vantage Corn Processors	3,499	—	3,499	—	3,499
Total Carbohydrate Solutions	9,365	—	9,365	1,745	11,110
Nutrition
Human Nutrition	3,189	—	3,189	—	3,189
Animal Nutrition	3,523	—	3,523	—	3,523
Total Nutrition	6,712	—	6,712	—	6,712

Total Segment Revenues	21,807	606	22,413	62,456	84,869
Other Business	380	—	380	—	380
Total Revenues	$22,187	$606	$22,793	$62,456	$85,249
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 2.     Revenues (Continued)

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

Note 17.     Segment and Geographic Information - Restated

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information - Restated (Continued)
Intersegment sales have been recorded using principles consistent with ASC 606, Revenue from Contracts with Customers. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by management exclusive of these items. Corporate results principally include unallocated corporate expenses, interest cost net of interest income, and revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies.

Restatement of Certain Segment-Specific Historical Financial Information

As described in Note 1 to the Company's Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements as of December 31, 2023 and 2022 and for the fiscal years ended December 31, 2023, 2022 and 2021. As a result, the previously reported financial information as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021 in this Note 17. Segment and Geographic Information, has been updated to reflect the restatements.

The following tables set forth the impact of the restatements on intersegment sales and segment operating profit for each of the Company’s three reportable segments for the years ended December 31, 2023, 2022, and 2021.

Intersegment pricing adjustments include restatements related to intersegment sales that were not in accordance with prior disclosures about presenting such sales at amounts approximating market. Intersegment classification adjustments include restatements related to intrasegment sales (resulting from sales within the segment) previously misclassified and reported as intersegment sales (resulting from sales from one segment to another). Intersegment pricing adjustments and Intersegment classification adjustments are included within the Intersegment sales amounts and segment operating profit amounts previously reported by the Company in the Form 10-K filed with the SEC on March 12, 2024.

In the course of testing new controls implemented as part of the Company’s material weakness remediation plan in the third quarter of 2024, ADM identified additional intrasegment sales previously misclassified and reported as intersegment sales. The Company also identified some intersegment sales that were not accounted for consistently in accordance with revenue recognition and segment reporting standards and should not have been reported as intersegment sales. These amounts are presented in the table below as Additional intersegment classification adjustments. The Company also is correcting certain segment disclosure presentation errors in this Form 10-K/A. See Note 1 for further information.

Impact of the Restatement on the Ag Services and Oilseeds Segment

	Year Ended December 31
(In millions)	2023 (Restated)	2022 (Restated)	2021 (Restated)
Intersegment revenues, as originally reported	$4,031	$4,123	$3,408
Intersegment pricing adjustments	1	15	24
Intersegment classification adjustments	$(1,446)	$(1,579)	$(1,115)
Intersegment revenues, as previously reported	2,586	2,559	2,317
Additional intersegment classification adjustments	(478)	(514)	(711)
Intersegment revenues, as restated	2,108	2,045	1,606

Segment operating profit, as originally reported	$4,066	$4,386	$2,775
Intersegment pricing adjustments	1	15	24
Segment operating profit, as restated	$4,067	$4,401	$2,799

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information - Restated (Continued)
Impact of the Restatement on the Carbohydrate Solutions Segment

	Year Ended December 31
(In millions)	2023 (Restated)	2022 (Restated)	2021 (Restated)
Intersegment revenues, as originally reported	$1,635	$2,375	$1,562
Intersegment pricing adjustments	30	53	35
Intersegment classification adjustments	$(11)	$(487)	$(295)
Intersegment revenues, as previously reported	1,654	1,941	1,302
Additional intersegment classification adjustments	(736)	(973)	(347)
Intersegment revenues, as restated	918	968	955

Segment operating profit, as originally reported	$1,345	$1,360	$1,283
Intersegment pricing adjustments	30	53	35
Segment operating profit, as restated	$1,375	$1,413	$1,318

Impact of the Restatement on the Nutrition Segment

	Year Ended December 31
(In millions)	2023 (Restated)	2022 (Restated)	2021 (Restated)
Intersegment revenues, as originally reported	$255	$200	$221
Intersegment pricing adjustments	—	—	—
Intersegment classification adjustments	(141)	(15)	(68)
Intersegment revenues, as previously reported	114	185	153
Additional intersegment classification adjustments	(66)	(123)	(105)
Intersegment revenues, as restated	$48	$62	$48

Segment operating profit, as originally reported	$458	$736	$691
Intersegment pricing adjustments	(31)	(68)	(59)
Segment operating profit, as restated	$427	$668	$632

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information - Restated (Continued)
Segment Information for the Years ended December 31, 2023, 2022 and 2021

The following tables present data by segment, adjusted for the matters discussed above, for the years ended December 31, 2023, 2022 and 2021.

(In millions)	Year Ended December 31
	2023	2022	2021
Revenues from external customers
Ag Services and Oilseeds
Ag Services	$47,420	$53,181	$45,017
Crushing	14,020	13,139	11,368
Refined Products and Other	11,986	13,243	10,662
Total Ag Services and Oilseeds	73,426	79,563	67,047

Carbohydrate Solutions
Starches and Sweeteners	9,885	10,251	7,611
Vantage Corn Processors	2,989	3,710	3,499
Total Carbohydrate Solutions	12,874	13,961	11,110

Nutrition
Human Nutrition	3,634	3,769	3,189
Animal Nutrition	3,577	3,867	3,523
Total Nutrition	7,211	7,636	6,712

Total segment revenues from external customers	93,511	101,160	84,869
Other Business	424	396	380
Total revenues from external customers	$93,935	$101,556	$85,249

Intersegment revenues, as restated
Ag Services and Oilseeds	$2,108	$2,045	$1,606
Carbohydrate Solutions	918	968	955
Nutrition	48	62	48
Total intersegment revenues, as restated	$3,074	$3,075	$2,609
Segment operating profit, as restated
Ag Services and Oilseeds	$4,067	$4,401	$2,799
Carbohydrate Solutions	1,375	1,413	1,318
Nutrition	427	668	632
Total segment operating profit, as restated	5,869	6,482	4,749

Other Business earnings (loss)	375	167	25
Corporate	(1,606)	(1,316)	(1,325)
Specified Items:
Gains on sales of assets and businesses(1)	17	47	77
Impairment, restructuring, and net settlement contingencies(2)	(361)	(147)	(213)
Earnings before income taxes	$4,294	$5,233	$3,313
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information - Restated (Continued)

(In millions)	Year Ended December 31
	2023	2022	2021
Depreciation
Ag Services and Oilseeds	$350	$334	$349
Carbohydrate Solutions	304	307	322
Nutrition	132	120	101
Total segment depreciation	786	761	772
Other Business	10	9	8
Corporate	29	24	27
Total depreciation	$825	$794	$807

Long-lived asset impairments(1)
Ag Services and Oilseeds	$11	$—	$10
Carbohydrate Solutions	32	14	13
Nutrition	65	21	50
Total segment long-lived asset impairments(1)	$108	$35	$73

Interest and investment income
Ag Services and Oilseeds	$54	$52	$27
Nutrition	(18)	2	1
Total segment interest and investment income	36	54	28
Other Business	499	185	16
Corporate	(36)	54	52
Total interest and investment income	$499	$293	$96

Equity in earnings of affiliates
Ag Services and Oilseeds	$459	$714	$500
Carbohydrate Solutions	76	94	70
Nutrition	21	23	24
Total segment equity in earnings of affiliates	556	831	594
Corporate	(5)	1	1
Total equity in earnings of affiliates	$551	$832	$595

(1) See Note 18 for total asset impairment, exit, and restructuring costs.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information - Restated (Continued)

(In millions)	December 31
	2023	2022
Investments in and advances to affiliates
Ag Services and Oilseeds	$4,888	$4,863
Carbohydrate Solutions	380	365
Nutrition	145	111
Total segment investments in and advances to affiliates	5,413	5,339
Corporate	87	128
Total investments in and advances to affiliates	$5,500	$5,467

Identifiable assets
Ag Services and Oilseeds	$25,473	$28,657
Carbohydrate Solutions	6,334	6,801
Nutrition	10,341	10,615
Total segment identifiable assets	42,148	46,073
Other Business	8,701	10,569
Corporate	3,782	3,132
Total identifiable assets	$54,631	$59,774

(In millions)	Year Ended December 31
	2023	2022
Gross additions to property, plant, and equipment
Ag Services and Oilseeds	$732	$568
Carbohydrate Solutions	351	261
Nutrition	262	314
Total segment gross additions to property, plant, and equipment	1,345	1,143
Other Business	1	15
Corporate	37	53
Total gross additions to property, plant, and equipment	$1,383	$1,211

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 17.     Segment and Geographic Information - Restated (Continued)
Geographic Information for the Years ended December 31, 2023, 2022 and 2021

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

(1)Restructuring and exit costs for the year ended December 31, 2023 consisted of several individually insignificant restructuring charges totaling $27 million presented as specified items and $6 million in Corporate. Restructuring and exit costs for the year ended December 31, 2022 consisted of several individually insignificant restructuring charges totaling $28 million presented as specified items and restructuring charges of $1 million in Corporate. Restructuring and exit costs for the year ended December 31, 2021 consisted of several individually insignificant restructuring charges totaling $35 million presented as specified items and $4 million in Corporate.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 18.     Asset Impairment, Exit, and Restructuring Costs (Continued)
(2)Impairment charge - goodwill and other intangible assets for the year ended December 31, 2023 consisted of impairments related to goodwill of $137 million and customer list and discontinued animal nutrition trademarks totaling $64 million in Nutrition, presented as specified items. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2022 consisted of customer list impairment of $2 million in Nutrition presented as specified items. Impairment charge - goodwill and other intangible assets for the year ended December 31, 2021 consisted of goodwill impairment of $5 million and land rights impairment of $42 million in Ag Services and Oilseeds, and goodwill impairment of $1 million and customer list impairment of $4 million in Nutrition, presented as specified items.

(3)Impairment charge - other long-lived assets for the year ended December 31, 2023 consisted of impairments related to certain long-lived assets in Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition of $10 million, $33 million, and $65 million, respectively, presented as specified items. Impairment charge - other long-lived assets for the year ended December 31, 2022 consisted of impairments related to certain long-lived assets in Carbohydrate Solutions and Nutrition of $15 million and $20 million, respectively, presented as specified items. Impairment charge - other long-lived assets for the year ended December 31, 2021 consisted of impairments related to certain long-lived assets in Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition of $10 million, $13 million, and $50 million, respectively, presented as specified items.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)

Note 21.     Quarterly Financial Data (Unaudited) (Continued)

	Quarter Ended
	March 31 (Restated)	June 30 (Restated)	September 30 (Restated)	December 31 (Restated)	Year (Restated)
Fiscal Year Ended December 31, 2023 (1)	(In millions)
Intersegment Revenues, as restated:
Ag Services and Oilseeds, as restated	$530	$562	$594	$422	$2,108
Carbohydrate Solutions, as restated	270	224	232	192	918
Nutrition, as restated	12	12	11	13	48
Total Intersegment Revenues, as restated	$812	$798	$837	$627	$3,074
Segment Operating Profit, as restated:
Ag Services and Oilseeds, as restated	$1,211	$1,054	$848	$954	$4,067
Carbohydrate Solutions, as restated	279	319	468	309	1,375
Nutrition, as restated	138	169	130	(10)	427
Total Segment Operating Profit, as restated	$1,628	$1,542	$1,446	$1,253	$5,869

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(In millions, except per share amounts)
Fiscal Year Ended December 31, 2022
Revenues	$23,650	$27,284	$24,683	$25,939	$101,556
Gross Profit	1,897	2,100	1,811	1,762	7,570
Net Earnings Attributable to Controlling Interests	1,054	1,236	1,031	1,019	4,340
Basic Earnings Per Common Share	1.86	2.18	1.84	1.84	7.72
Diluted Earnings Per Common Share	1.86	2.18	1.83	1.84	7.71

	Quarter Ended
	March 31 (Restated)	June 30 (Restated)	September 30 (Restated)	December 31 (Restated)	Year (Restated)
Fiscal Year Ended December 31, 2022 (1)	(In millions)
Intersegment Revenues, as restated:
Ag Services and Oilseeds, as restated	$404	$536	$597	$508	$2,045
Carbohydrate Solutions, as restated	267	272	233	196	968
Nutrition, as restated	10	21	17	14	62
Total Intersegment Revenues, as restated	$681	$829	$847	$718	$3,075
Segment Operating Profit, as restated:
Ag Services and Oilseeds, as restated	$1,011	$1,119	$1,077	$1,194	$4,401
Carbohydrate Solutions, as restated	329	502	306	276	1,413
Nutrition, as restated	174	210	179	105	668
Total Segment Operating Profit, as restated	$1,514	$1,831	$1,562	$1,575	$6,482

(1) Refer to Note 1 and Note 17 for further information on the Restatement related to Intersegment revenues and Segment Operating Profit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2024, except for the effect of the material weakness described in the second paragraph, as to which the date is November 18, 2024, expressed an adverse opinion thereon.

Restatement of 2023, 2022 and 2021 Financial Statements

As discussed in Note 1 and 17 to the consolidated financial statements, the 2023, 2022 and 2021 consolidated financial statements have been restated to correct a misstatement.

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

Saint Louis, Missouri
March 12, 2024, except for the effects of the restatement described in Note 1 and Note 17, as to which the date is November 18, 2024.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the Company’s accounting practices and procedures for segment disclosures. Appropriate controls were not in place for the reporting of intersegment sales and for the application of disclosure requirements within ASC 280, Segment Reporting. The absence of adequate controls with respect to the reporting of intersegment sales impacted the completeness and accuracy of the Company’s segment disclosures and review controls over key inputs and assumptions utilized by the Company when performing the goodwill and long-lived asset impairment tests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 12, 2024 except for the effects of the restatement described in Note 1 and Note 17, as to which the date is November 18, 2024 which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Saint Louis, Missouri
March 12, 2024, except for the effect of the material weakness described in the second paragraph above, as to which the date is November 18, 2024

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the time of the filing of this Amendment, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 and 2022, due to the material weakness described below.
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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management assessed the design and operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 and 2022, due to the material weakness described below.

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

During the fourth quarter of 2023, in connection with the Investigation, the Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for segment disclosures. The material weakness resulted from inadequate controls that allowed for certain intersegment sales to be reported at amounts that were not in accordance with ASC 606, Revenue from Contracts with Customers. Specifically, the Company did not have adequate controls in place around measurement of certain intersegment sales between the Company’s reporting segments. In addition, appropriate controls were not in place for the reporting of intersegment sales and for the application of disclosure requirements within ASC 280, Segment Reporting. The absence of adequate controls with respect to the reporting of intersegment sales impacted the completeness and accuracy of the Company’s segment disclosures and review controls over projected financial information utilized in goodwill and other long-lived asset impairment tests.

Notwithstanding such material weakness in internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

Item 9A.	CONTROLS AND PROCEDURES (Continued)

enhance the reliability of its financial statements with respect to the pricing and reporting of such sales. Specifically, the Company is: (i) enhancing the Company’s accounting policies with respect to the measurement of intersegment sales; (ii) improving and documenting the Company’s pricing guidelines for intersegment sales; (iii) enhancing the design and documentation of the execution of pricing and measurement controls, including as to the completeness and accuracy of the reporting for intersegment sales disclosure purposes and projected financial information used in impairment analyses; and (iv) increasing training for relevant personnel on the measurement of and application of relevant accounting guidance to intersegment sales and segment disclosures.

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

Information with respect to directors, code of conduct, audit committee and audit committee financial experts of the Company, and Section 16(a) beneficial ownership reporting compliance is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” and “Report of the Audit Committee” of the definitive proxy statement for the Company’s annual meeting of stockholders, which was filed on April 10, 2024 and is incorporated herein by reference.

Officers of the Company are elected by the Board of Directors for terms of one year and until their successors are duly elected and qualified.

Information with respect to executive officers and certain significant employees of the Company is set forth below.  Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age

Benjamin I. Bard	Vice President and Chief Integrity Officer from December 2023. Vice President and Chief Audit Executive since June 2021. Global Chief Compliance Officer from January 2014 to December 2023.	50

Camille Batiste	Senior Vice President, Global Supply Chain and Procurement since May 2021. President, Global Supply Chain from January 2020 to May 2021. President, Nutrition Optimization from June 2019 to May 2021. Vice President, Global Procurement from March 2017 to June 2019.	52

Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Carbohydrate Solutions business unit since March 2015.	50

Pierre-Christophe Duprat	President, International Corn Milling since August 2022. President, BioSolutions from August 2022 to January 2024. President, Animal Nutrition from August 2018 to August 2022. President, ADM Europe, Middle East, and Africa (EMEA) from June 2016 to August 2018. President, ADM Corn EMEA and Asia from November 2015 to August 2018.	59

Kristy Folkwein	Senior Vice President of the Company since March 2018. Chief Technology Officer since January 2020. Chief Information Officer from March 2018 to January 2020. Vice President and Chief Information Officer from June 2016 to March 2018.	61

Molly Strader Fruit	Vice President, Corporate Controller since March 2021. Vice President, Global Financial Services from May 2019 to March 2021. Controller, Carbohydrate Solutions from August 2018 to May 2019. Vice President, Global Credit from April 2016 to June 2019. Controller, Americas for Agricultural Services from June 2015 to August 2018.	45

Leticia Goncalves	President, Precision Fermentation and ADM Ventures since November 2023. President, Global Foods from March 2021 to November 2023. President, Global Specialty Ingredients from January 2020 to March 2021. Senior Vice President and U.S. Division Head at Bayer from September 2018 to January 2020. President, Europe and Middle East at Monsanto from August 2014 to August 2018.	49

Regina Bynote Jones	Senior Vice President, General Counsel and Secretary since September 2023. Chief Legal Officer at Baker Hughes from April 2020 to September 2023. EVP, General Counsel and Corporate Secretary at Delek US Holdings, Inc. from May 2018 to April 2020.	53

Domingo Lastra	President, South America since July 2017.	55

Juan R. Luciano	Chair of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015.	62

Rodolfo Luterman	Vice President and Corporate Treasurer since December 2023. Assistant Treasurer from July 2022 to December 2023. Director, Treasury & Credit - South America from May 2022 to December 2022. Regional Treasurer - South America from March 2019 to May 2022. Corporate Finance Manager from January 2016 to March 2019.	41

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Vikram Luthar	Placed on administrative leave effective January 19, 2024. Employment terminated September 30, 2024. Senior Vice President of the Company since March 2015. Chief Financial Officer since April 2022. Head of Investor Relations from June 2021 to July 2022. Chief Financial Officer, Nutrition from January 2020 to April 2022. President, Health & Wellness from March 2018 to January 2020. President, Bioactives from February 2017 to March 2018.	57

Gary McGuigan	President, Asia Pacific since December 2023. Chief Risk Officer from November 2021 to January 2024. President, Global Trade since April 2017.	52

Nuria Miguel	Senior Vice President and Chief Science Officer since August 2023. Vice President, Human and Animal Nutrition from September 2022 to August 2023. Vice President, Animal Nutrition from September 2020 to September 2022. Director, Technology and Innovation at Hempel A/S from June 2017 to September 2022.	49

Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Ag Services & Oilseeds business unit since July 2019. President, Global Oilseeds Processing business unit from May 2015 to June 2019.	52

Dermot O'Grady	Senior Vice President, Global Operations since November 2023. Vice President, Oilseeds Operations - EMEA from April 2015 to November 2023.	54

Ian Pinner	Senior Vice President of the Company since January 2020. President, Nutrition business unit and Chief Sales and Marketing Officer since November 2023. Chief Strategy and Innovation Officer from January 2020 to November 2023. President, Health and Wellness from January 2020 to March 2021. Vice President, Growth and Strategy from August 2018 to January 2020. Chief Growth Officer from July 2017 to August 2018.	51

Ismael Roig	Senior Vice President of the Company since December 2015. Interim Chief Financial Officer since January 2024. President, Animal Nutrition from August 2022 to January 2024. President, ADM Europe, Middle East, and Africa (EMEA) from August 2018 to January 2024. President, International Corn Milling from August 2018 to August 2022. Chief Strategy Officer from December 2015 to August 2018.	56

Joseph D. Taets	Senior Vice President of the Company since August 2011. President, Animal Nutrition since February 2024. Senior Vice President, Nutrition Operations since December 2023. President, Asia Pacific from May 2021 to December 2023. Executive Champion for Quality and Food Safety from January 2020 to May 2021. President, Global Business Readiness from March 2018 to May 2021. President, Agricultural business unit from August 2011 to March 2018.	58

Jon Turney	President, EMEA Oilseeds and Chief Risk Officer since January 2024. Vice President, Oilseeds Crush EMEA from July 2022 to January 2024. Senior Trading Manager, EU Softseeds and Soybean Crush from February 2012 to June 2022.	45

Thuy-Nga T. Vo	Chief Counsel, Corporate, Securities, and Mergers and Acquisitions and Assistant Secretary since January 2017.	59

Jennifer L. Weber	Senior Vice President, Chief People and Diversity Officer since August 2020. Executive Vice President - Human Resources at Lowe’s Companies, Inc. from March 2016 to April 2020.	57

Monish Patolawala	Executive Vice President and Chief Financial Officer since August 2024. President and Chief Financial Officer of 3M Company from September 2023 to July 2024. Executive Vice President, Chief Financial and Transformation Officer of 3M from October 2021 to September 2023 and Senior Vice President and Chief Financial Officer of 3M from July 2020 to October 2021.	55

Item 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is set forth in “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” of the definitive proxy statement for the Company’s annual meeting of stockholders, which was filed on April 10, 2024 and is incorporated herein by reference.

In connection with the filing of this Amendment, which follows the Company's November 4, 2024 decision to restate the Form 10-K, the Company's Compensation Committee is undertaking an analysis to assess the aggregate dollar amount of any erroneously awarded compensation as a result of the restatements reflected in this Amendment. The Company expects to disclose the information required in Regulation S-K 402(w)(1)(i)(B) through (D) in its next filing that is required to include disclosure pursuant to Item 402 of Regulation S-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-Year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information at December 31, 2023” of the definitive proxy statement for the Company’s annual meeting of stockholders, which was filed on April 10, 2024 and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders, which was filed on April 10, 2024 and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders, which was filed on April 10, 2024 and is incorporated herein by reference.

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
(4)Instruments defining the rights of security holders, including:

(i)Description of Securities of Registrant (incorporated by reference to Exhibit (4)(i) to the Company's Annual Report on Form 10-K filed on March 12, 2024)

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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
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

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
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

(21)Subsidiaries of the Company (incorporated by reference to Exhibit (21) to the Company's Annual Report on Form 10-K filed on March 12, 2024)

(23.1)Consent of Independent Registered Public Accounting Firm.

(24)Powers of Attorney (incorporated by reference to Exhibit (24) to the Company's Annual Report on Form 10-K filed on March 12, 2024)

(31.1)Certification of Chief Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)Certification of Chief Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)    Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit (97) to the Company's Annual Report on Form 10-K filed on March 12, 2024)

(101)Interactive Data File.

(104)Cover Page Interactive Data File (formatted as Inline XBRL and incorporated by reference to Exhibit 101).

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2024

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ M. Patolawala
M. Patolawala
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)