Form 10-Q/A
period 2024-03-31
Archer-Daniels-Midland Co
filed 2024-11-18
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q/A
AMENDMENT NO. 1
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
Common Stock, no par value – 494,437,789 shares
(April 29, 2024)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q/A, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results and operations, growth opportunities, pending litigation and investigations, and timing of the remediation of the Company’s material weakness in the Company’s internal control over financial reporting are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from the forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, without limitation, those that are described in Item 1A, "Risk Factors" included in our Annual Report on Form 10-K/A for the year ended December 31, 2023, as may be updated in this or subsequent Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, Archer-Daniels- Midland Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

Explanatory Note

Archer-Daniels-Midland Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10‑Q for the quarter ended March 31, 2024, which was originally filed with the United States Securities and Exchange Commission (“SEC”) on April 30, 2024 (the “Form 10‑Q”).

In filing this Amendment, the Company is restating its previously issued unaudited consolidated financial statements as of March 31, 2024 and 2023 and for the quarters ended March 31, 2024 and 2023 (collectively, the “Affected Periods”) for the correction of certain segment-specific historical financial information as further described below.

In addition, the Company filed an amendment to its Annual Report on Form 10-K for the year ended December 31, 2023 and intends to file an amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the SEC on March 12, 2024 and July 30, 2024, respectively (such reports, together with this Amendment, the “Amended Reports”). All material restatement information will be included in the Amended Reports, and the Company does not intend to separately amend other filings that were previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods.

Background of Correction

Following ongoing dialogue with the staff of the SEC, the Company concluded that it would amend the 2023 Form 10-K and Form 10-Qs for the first and second quarters of 2024 (collectively, the “Q1 and Q2 2024 Form 10-Qs”) to restate the segment information disclosure included in those filings. These restatements do not impact ADM’s Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity as of and for the periods presented in the Amended Reports.

As previously disclosed in Note 13. Segment Information, to the Company’s unaudited Consolidated Financial Statements included in the Form 10-Q, the Company identified and corrected certain intersegment sales amounts that either (i) were not in accordance with prior disclosures about presenting such sales at amounts approximating market or (ii) included intrasegment sales (resulting from sales within the segment) and should have included exclusively intersegment sales (resulting from sales from one segment to another). In connection with the error corrections, the Company identified a material weakness in its internal control over financial reporting related to its accounting practices and procedures for intersegment sales. The Company put in place a plan to remediate this material weakness, as disclosed in the 2023 Form 10-K and Q1 and Q2 2024 Form 10-Qs.

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

Restatement of Consolidated Financial Statements

This Amendment includes unaudited restated Consolidated Financial Statements for the Affected Periods. See Note 13 to the Consolidated Financial Statements in this Amendment for the restated unaudited segment information as of March 31, 2024 and 2023 for the quarters ended March 31, 2024 and 2023.

Items Amended in This Filing

This Amendment amends and restates the following items of the Form 10-Q:
•Part I - Item 1. Financial Statements
•Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4. Controls and Procedures
•Part II - Item 1A. Risk Factors
•Part II - Item 6. Exhibits

The exhibit list included in Item 6, “Exhibits” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer (as Principal Executive Officer) and Chief Financial Officer (as Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1/31.2 and 32.1/32.2, respectively.

In accordance with applicable SEC rules, this Form 10-Q/A also includes an updated signature page.

Please note that the only changes to the Form 10-Q are those related to the matters described herein and only in the Items listed above. Otherwise, this Amendment speaks as of the original filing date of the Form 10-Q, and does not modify, amend or update any other item or disclosures in the Form 10-Q. As such, this Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events.

Such subsequent information or events include, among others, the information and events described in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, which we are restating currently with this Amendment, and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Form 10-Q. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Form 10-Q, which update and supersede certain information contained in the Form 10-Q and this Amendment.

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Basis of Presentation and Restatement of Previously Filed Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2023 for Archer-Daniels-Midland Company (the Company or ADM).

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

Restatement of Previously Filed Financial Statements

Following ongoing dialogue with the staff of the United States Securities and Exchange Commission, the Company concluded that it would amend its fiscal year 2023 Form 10-K (the “FY2023 Form 10-K”) and Forms 10-Q for the first and second quarters of 2024 (collectively, the “Q1 and Q2 2024 Form 10-Qs”) to restate the segment information disclosure included in those filings. These restatements do not impact ADM’s Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity as of and for the periods presented in the Amended Reports.

As previously disclosed in Note 13. Segment Information, to ADM’s consolidated financial statements included in the Form 10-Q for the quarter ended March 31, 2024, ADM identified and corrected certain intersegment sales amounts that either (i) were not in accordance with prior disclosures about presenting such sales at amounts approximating market or (ii) included intrasegment sales (resulting from sales within the segment) and should have included exclusively intersegment sales (resulting from sales from one segment to another). In connection with the error corrections, ADM identified a material weakness in its internal control over financial reporting related to its accounting practices and procedures for intersegment sales. The Company put in place a plan to remediate this material weakness, as disclosed in the FY2023 Form 10-K and Q1 and Q2 2024 Form 10-Qs.
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

The Company also is correcting certain segment disclosure presentation errors. In this Amendment, the Company is revising its reconciliation and calculation of total segment operating profit. The revised reconciliation in Note 13. Segment Information presents a subtotal for total segment operating profit that is equal to the sum of the segment operating profit reported for each of the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments. Amounts for other business and specified items,

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation and Restatement of Previously Filed Consolidated Financial Statements (Continued)
which previously were reflected in the calculation of total segment operating profit, are now reflected as reconciling items, similar to Corporate, between total segment operating profit and earnings before income taxes.

The Company has restated its Consolidated Financial Statements for the quarters ended March 31, 2024 and 2023 in Note 13, Segment Information (Unaudited).

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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 1.    Basis of Presentation and Restatement of Previously Filed Consolidated Financial Statements (Continued)
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

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

	Three Months Ended March 31, 2024
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$1,022	$193	$1,215	$9,982	$11,197
Crushing	117	—	117	3,210	3,327
Refined Products and Other	548	—	548	2,147	2,695
Total Ag Services and Oilseeds	1,687	193	1,880	15,339	17,219
Carbohydrate Solutions
Starches and Sweeteners	1,593	—	1,593	563	2,156
Vantage Corn Processors	527	—	527	—	527
Total Carbohydrate Solutions	2,120	—	2,120	563	2,683
Nutrition
Human Nutrition	964	—	964	—	964
Animal Nutrition	872	—	872	—	872
Total Nutrition	1,836	—	1,836	—	1,836

Total Segment Revenues	5,643	193	5,836	15,902	21,738
Other Business	109	—	109	—	109
Total Revenues	$5,752	$193	$5,945	$15,902	$21,847

	Three Months Ended March 31, 2023
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$1,017	$178	$1,195	$10,500	$11,695
Crushing	191	—	191	3,492	3,683
Refined Products and Other	626	—	626	2,575	3,201
Total Ag Services and Oilseeds	1,834	178	2,012	16,567	18,579
Carbohydrate Solutions
Starches and Sweeteners	2,084	—	2,084	653	2,737
Vantage Corn Processors	800	—	800	—	800
Total Carbohydrate Solutions	2,884	—	2,884	653	3,537
Nutrition
Human Nutrition	936	—	936	—	936
Animal Nutrition	917	—	917	—	917
Total Nutrition	1,853	—	1,853	—	1,853

Total Segment Revenues	6,571	178	6,749	17,220	23,969
Other Business	103	—	103	—	103
Total Revenues	$6,674	$178	$6,852	$17,220	$24,072

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

Note 13.     Segment Information - Restated

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

Restatement of Certain Segment-Specific Historical Financial Information

As described in Note 1 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements as of March 31, 2024 and 2023 and for the quarters ended March 31, 2024 and 2023. As a result, the previously reported financial information as of March 31, 2024 and 2023 and for the quarters ended March 31, 2024 and 2023 in this Note 13. Segment Information, has been updated to reflect the restatements.

The following tables set forth the impact of the restatements on intersegment sales and segment operating profit for each of the Company’s three reportable segments for the three months ended March 31, 2024 and 2023.

Intersegment pricing adjustments include restatements related to intersegment sales that were not in accordance with prior disclosures about presenting such sales at amounts approximating market. Intersegment classification adjustments include restatements related to intrasegment sales (resulting from sales within the segment) previously misclassified and reported as intersegment sales (resulting from sales from one segment to another). Intersegment pricing adjustments and Intersegment classification adjustments are included within the Intersegment sales amounts and segment operating profit amounts previously reported by the Company in the Form 10-Q filed with the SEC on April 30, 2024.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information - Restated (Continued)
In the course of testing new controls implemented as part of the Company’s material weakness remediation plan in the third quarter of 2024, ADM identified additional intrasegment sales previously misclassified and reported as intersegment sales. The Company also identified some intersegment sales that were not accounted for consistently in accordance with revenue recognition and segment reporting standards and should not have been reported as intersegment sales. These amounts are presented in the table below as Additional intersegment classification adjustments. The Company also is correcting certain segment disclosure presentation errors in this Form 10-Q/A. See Note 1 for further information.

Impact of the Restatement on the Ag Services and Oilseeds Segment

	Three Months Ended
	March 31,
(In millions)	2024 (Restated)	2023 (Restated)
Intersegment revenues, as originally reported	$609	$1,335
Intersegment pricing adjustments	—	1
Intersegment classification adjustments	—	(595)
Intersegment revenues, as previously reported	609	741
Additional intersegment classification adjustments	(183)	(211)
Intersegment revenues, as restated	$426	$530

Segment operating profit, as originally reported	$864	$1,210
Intersegment pricing adjustments	—	1
Segment operating profit, as restated	$864	$1,211

Impact of the Restatement on the Carbohydrate Solutions Segment

	Three Months Ended
	March 31,
(In millions)	2024 (Restated)	2023 (Restated)
Intersegment revenues, as originally reported	$279	$729
Intersegment pricing adjustments	—	6
Intersegment classification adjustments	—	(230)
Intersegment revenues, as previously reported	279	505
Additional intersegment classification adjustments	(71)	(235)
Intersegment revenues, as restated	$208	$270

Segment operating profit, as originally reported	$248	$273
Intersegment pricing adjustments	—	6
Segment operating profit, as restated	$248	$279

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information - Restated (Continued)
Impact of the Restatement on the Nutrition Segment

	Three Months Ended
	March 31,
(In millions)	2024 (Restated)	2023 (Restated)
Intersegment revenues, as originally reported	$6	$91
Intersegment pricing adjustments	—	—
Intersegment classification adjustments	—	(55)
Intersegment revenues, as previously reported	6	36
Additional intersegment classification adjustments	7	(24)
Intersegment revenues, as restated	$13	$12

Segment operating profit, as originally reported	$84	$145
Intersegment pricing adjustments	—	(7)
Segment operating profit, as restated	$84	$138

For more information about the Company’s business segments, refer to Note 17 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information - Restated (Continued)

Segment Information for the Three Months ended March 31, 2024 and 2023
	Three Months Ended
	March 31,
(In millions)	2024	2023

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$11,197	$11,695
Crushing	3,327	3,683
Refined Products and Other	2,695	3,201
Total Ag Services and Oilseeds	17,219	18,579
Carbohydrate Solutions
Starches and Sweeteners	2,156	2,737
Vantage Corn Processors	527	800
Total Carbohydrate Solutions	2,683	3,537
Nutrition
Human Nutrition	964	936
Animal Nutrition	872	917
Total Nutrition	1,836	1,853
Total segment revenues from external customers	21,738	23,969
Other Business	109	103
Total revenues from external customers	$21,847	$24,072

Intersegment revenues, as restated
Ag Services and Oilseeds	$426	$530
Carbohydrate Solutions	208	270
Nutrition	13	12
Total intersegment revenues, as restated	$647	$812
Segment operating profit, as restated
Ag Services and Oilseeds	$864	$1,211
Carbohydrate Solutions	248	279
Nutrition	84	138
Total segment operating profit, as restated	1,196	1,628
Other Business earnings (loss)	121	97
Corporate	(426)	(322)
Specified items:
Gains on sale of assets(1)	—	1
Impairment and restructuring charges(2)	(6)	(7)
Earnings before income taxes	$885	$1,397

(1) Prior quarter gains were related to the sale of certain assets.
(2) Current and prior quarter charges were related to the impairment of certain long-lived assets and restructuring.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 14.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2024 consisted of impairments related to certain long-lived assets of $3 million and restructuring charges of $3 million, presented as specified items, and restructuring charges in Corporate of $12 million.

Asset impairment, exit, and restructuring costs in the three months ended March 31, 2023 consisted of $3 million of impairments related to certain long-lived assets and $4 million of restructuring charges, presented as specified items.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying unaudited consolidated financial statements.

Restatement of Previously Issued Consolidated Financial Statements

As described in the Explanatory Note above and in Part I, Item 1, Note 1 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements as of March 31, 2024 and 2023 and for the quarters ended March 31, 2024 and 2023 contained in this Amendment. As a result, the previously reported financial information as of March 31, 2024 and 2023 and for the quarters ended March 31, 2024 and 2023, in this Item 2. MD&A has been updated to reflect the relevant restatements. See Item 1, Note 1. Basis of Presentation and Restatement of Previously Filed Consolidated Financial Statements, and Note 13. Segment Information, in the Consolidated Financial Statements for additional information related to the restatements, including descriptions of the adjustments and the impacts on the Consolidated Financial Statements. The Company also is correcting certain segment disclosure presentation errors.

Company Overview

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

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Part I Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

The Company measures its performance using key financial metrics including net earnings, adjusted earnings per share (EPS), gross margins, segment operating profit, total segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, return on invested capital, economic value added, and operating cash flows before working capital. Some of these metrics are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see “Non-GAAP Financial Measures” on page 41. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitical developments. Due to the unpredictable nature of these and other factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Earnings before income taxes decreased $512 million from $1.4 billion to $885 million. Total segment operating profit (a non-GAAP measure) decreased $432 million from $1.6 billion to $1.2 billion due primarily to lower results in Refined Products and Other, Ag Services, Crushing, Human Nutrition, and Starches and Sweeteners, partially offset by higher results in Wilmar, Vantage Corn Processors, and Animal Nutrition. Total segment operating profit (a non-GAAP measure) excluded asset impairment and restructuring charges totaling $6 million. Excluded from the total segment operating profit (a non-GAAP measure) in the prior-year quarter was a net charge of $6 million consisting of charges totaling $7 million related to asset impairment and restructuring, partially offset by a gain on the sale of certain assets of $1 million. Corporate results in the current quarter were a net charge of $426 million and included restructuring charges of $12 million. Corporate results in the prior-year quarter were a net charge of $322 million and included a mark-to-market gain of $5 million on the conversion option of the exchangeable bonds issued in August 2020.

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

Revenues by segment for the quarter are as follows:

	Three Months Ended
	March 31,
	2024	2023	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$11,197	$11,695	$(498)
Crushing	3,327	3,683	(356)
Refined Products and Other	2,695	3,201	(506)
Total Ag Services and Oilseeds	17,219	18,579	(1,360)

Carbohydrate Solutions
Starches and Sweeteners	2,156	2,737	(581)
Vantage Corn Processors	527	800	(273)
Total Carbohydrate Solutions	2,683	3,537	(854)

Nutrition
Human Nutrition	964	936	28
Animal Nutrition	872	917	(45)
Total Nutrition	1,836	1,853	(17)
Total Segment Revenues	21,738	23,969	(2,231)

Other Business	109	103	6

Total Revenues	$21,847	$24,072	$(2,225)

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

Asset impairment, exit, and restructuring costs increased $11 million to $18 million. Charges in the current quarter consisted of $3 million of impairments related to certain long-lived assets and $3 million of restructuring, presented as specified items, and restructuring of $12 million in Corporate. Charges in the prior-year quarter consisted of $3 million of impairments related to certain long-lived assets and $4 million of restructuring, presented as specified items.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, for the quarters ended March 31, 2024 and 2023 as follows:

	Three Months Ended
	March 31,
	2024	2023	Change
	(In millions)
Earnings before income taxes	$885	$1,397	$(512)
Other Business (earnings) loss	(121)	$(97)	(24)
Corporate	426	322	104
Specified Items:
Gains on sale of assets	—	(1)	1
Impairment and restructuring charges	6	7	(1)
Total Segment Operating Profit	$1,196	$1,628	$(432)

Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$232	$348	$(116)
Crushing	313	427	(114)
Refined Products and Other	170	327	(157)
Wilmar	149	109	40
Total Ag Services and Oilseeds	$864	$1,211	$(347)

Carbohydrate Solutions
Starches and Sweeteners	$261	$313	$(52)
Vantage Corn Processors	(13)	(34)	21
Total Carbohydrate Solutions	$248	$279	$(31)

Nutrition
Human Nutrition	$76	$138	$(62)
Animal Nutrition	8	—	8
Total Nutrition	$84	$138	$(54)

Ag Services and Oilseeds segment operating profit decreased 29%. Ag Services results were lower than the first quarter of 2023 due to the stabilization of trade flows leading to lower global trade and risk management results. Crushing results were lower than the prior-year quarter as increased imports of used cooking oil and the anticipation of large South American supplies negatively impacted North American soy crush margins. Significant positive mark-to-market timing impacts that contributed to the prior-year quarter results also drove lower results in the current quarter. Refined Products and Other results were lower than the prior-year quarter as the increased imports of used cooking oil negatively impacted refining margins in North America. Negative mark-to-market timing impacts affected current quarter results versus positive impacts in the prior-year quarter. Equity earnings from Wilmar were higher versus the first quarter of 2023.

Carbohydrate Solutions segment operating profit decreased 11%. Starches and Sweeteners results were lower year-over-year as strong starches and sweeteners margins were offset by lower domestic ethanol margins due to strong industry production and elevated stocks, as well as moderating margins in the EMEA region. Vantage Corn Processors results improved year-over-year as strong demand for sustainably certified exports of ethanol supported volumes and margins.

Nutrition segment operating profit decreased 39%. Human Nutrition results were lower than the first quarter of 2023 as impacts related to unplanned downtime at Decatur East and a normalizing texturants market negatively impacted margins.

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

Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items. Adjusted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. EBITDA is defined as earnings before interest on borrowings, taxes, and depreciation and amortization. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of income tax expense, interest expense on borrowings, and depreciation and amortization to net earnings. Total segment operating profit is defined as ADM’s consolidated earnings before income taxes, adjusted for Other business, Corporate, and specified items.

Management believes that adjusted net earnings, adjusted EPS, adjusted EBITDA, and total segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted EPS, adjusted EBITDA, and total segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS, net earnings, and earnings before income taxes, respectively, the most directly comparable amounts reported under GAAP. The table on page 40 provides a reconciliation of total segment operating profit to earnings before income taxes for the three months ended March 31, 2024 and 2023.

In this Amendment, the Company is revising its reconciliation and calculation of total segment operating profit. The revised reconciliation in Note 13. Segment Information presents a subtotal for total segment operating profit that is equal to the sum of the segment operating profit reported for each of the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments.

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

The tables below provide a reconciliation of net earnings to adjusted EBITDA for the three months ended March 31, 2024 and 2023.

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

Critical Accounting Policies and Estimates

There were no material changes in the Company’s critical accounting policies and estimates during the quarter ended March 31, 2024. For a description of the Company’s critical accounting policies, estimates, and assumptions used in the preparation of the Company’s financial statements, see Part II, Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II, Item 8, of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the time of the filing of this Amendment, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were not effective as of March 31, 2024, due to the material weakness described below.

Internal Control Over Financial Reporting

As disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, during the fourth quarter of 2023, in connection with the Investigation, the Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for segment disclosures. The material weakness resulted from inadequate controls that allowed for certain intersegment sales to be reported at amounts that were not in accordance with ASC 606, Revenue from Contracts with Customers. Specifically, the Company did not have adequate controls in place around measurement of certain intersegment sales between the Company’s reporting segments. In addition, appropriate controls were not in place for the reporting of intersegment sales and for the application of disclosure requirements within ASC 280, Segment Reporting. The absence of adequate controls with respect to the reporting of intersegment sales impacted the completeness and accuracy of the Company’s segment disclosures and review controls over projected financial information utilized in goodwill and other long-lived asset impairment tests.

Remediation Plan

The Company is implementing enhancements to its internal controls to remediate the identified material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for intersegment sales and to enhance the reliability of its financial statements with respect to the pricing and reporting of such sales. Specifically, the

ITEM 4.    CONTROLS AND PROCEDURES (Continued)

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

(2)On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. On August 7, 2019, the Company’s Board of Directors approved the

ITEM 4.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)
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

(10.1)
Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan. (incorporated by reference to Exhibit (10.1) to the Company's Quarterly Report on Form 10-Q filed on April 30, 2024)

(10.2)
Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.(incorporated by reference to Exhibit (10.2) to the Company's Quarterly Report on Form 10-Q filed on April 30, 2024)

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

ARCHER-DANIELS-MIDLAND COMPANY

Dated:	November 18, 2024	/s/ M. Patolawala
M. Patolawala
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)