Form 10-Q/A
period 2024-06-30
Archer-Daniels-Midland Co
filed 2024-11-18
CIK 7084

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
Common Stock, no par value – 478,142,028 shares
(July 29, 2024)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q/A, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results and operations, growth opportunities, pending litigation and investigations, and timing of the remediation of the Company’s material weakness in the Company’s internal control over financial reporting are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from the forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, without limitation, those that are described in Item 1A, "Risk Factors" included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, as may be updated in this or subsequent Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, Archer-Daniels- Midland Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

Explanatory Note

Archer-Daniels-Midland Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10‑Q for the quarter ended June 30, 2024, which was originally filed with the United States Securities and Exchange Commission (“SEC”) on July 30, 2024 (the “Form 10‑Q”).

In filing this Amendment, the Company is restating its previously issued unaudited consolidated financial statements as of June 30, 2024 and 2023 and for the three and six months ended June 30, 2024 and 2023 (collectively, the “Affected Periods”) for the correction of certain segment-specific historical financial information as further described below.

In addition, the Company filed amendments to its Annual Report on Form 10-K for the year ended December 31, 2023 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the SEC on March 12, 2024 and April 30, 2024, respectively (such reports, together with this Amendment, the “Amended Reports”). All material restatement information will be included in the Amended Reports, and the Company does not intend to separately amend other filings that were previously filed with the SEC.

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

Restatement of Consolidated Financial Statements

This Amendment includes unaudited restated Consolidated Financial Statements for the Affected Periods. See Note 13 to the Consolidated Financial Statements in this Amendment for the restated unaudited segment information as of June 30, 2024 and 2023 for the three and six months ended June 30, 2024 and 2023.

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

Such subsequent information or events include, among others, the information and events described in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Form 10-Q. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Form 10-Q, which update and supersede certain information contained in the Form 10-Q and this Amendment.

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
As previously disclosed in Note 13. Segment Information, to ADM’s consolidated financial statements included in the Form 10-Q for the quarter ended June 30, 2024, ADM identified and corrected certain intersegment sales amounts that either (i) were not in accordance with prior disclosures about presenting such sales at amounts approximating market or (ii) included intrasegment sales (resulting from sales within the segment) and should have included exclusively intersegment sales (resulting from sales from one segment to another). In connection with the error corrections, ADM identified a material weakness in its internal control over financial reporting related to its accounting practices and procedures for intersegment sales. The Company put in place a plan to remediate this material weakness, as disclosed in the FY2023 Form 10-K and Q1 and Q2 2024 Form 10-Qs.

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

The Company has restated its consolidated financial statements for the quarters ended June 30, 2024 and 2023 in Note 13, Segment Information (Unaudited).

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

	Three Months Ended June 30, 2024
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$925	$252	$1,177	$10,569	$11,746
Crushing	104	—	104	2,746	2,850
Refined Products and Other	523	—	523	2,214	2,737
Total Ag Services and Oilseeds	1,552	252	1,804	15,529	17,333
Carbohydrate Solutions
Starches and Sweeteners	1,654	—	1,654	557	2,211
Vantage Corn Processors	683	—	683	—	683
Total Carbohydrate Solutions	2,337	—	2,337	557	2,894
Nutrition
Human Nutrition	1,061	—	1,061	—	1,061
Animal Nutrition	847	—	847	—	847
Total Nutrition	1,908	—	1,908	—	1,908

Total Segment Revenues	5,797	252	6,049	16,086	22,135
Other Business	113	—	113	—	113
Total Revenues	$5,910	$252	$6,162	$16,086	$22,248

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

	Six Months Ended June 30, 2024
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$1,947	$445	$2,392	$20,551	$22,943
Crushing	220	—	220	5,957	6,177
Refined Products and Other	1,070	—	1,070	4,362	5,432
Total Ag Services and Oilseeds	3,237	445	3,682	30,870	34,552
Carbohydrate Solutions
Starches and Sweeteners	3,247	—	3,247	1,120	4,367
Vantage Corn Processors	1,210	—	1,210	—	1,210
Total Carbohydrate Solutions	4,457	—	4,457	1,120	5,577
Nutrition
Human Nutrition	2,025	—	2,025	—	2,025
Animal Nutrition	1,719	—	1,719	—	1,719
Total Nutrition	3,744	—	3,744	—	3,744

Total Segment Revenues	11,438	445	11,883	31,990	43,873
Other Business	222	—	222	—	222
Total Revenues	$11,660	$445	$12,105	$31,990	$44,095

	Three Months Ended June 30, 2023
	Topic 606 Revenue			Topic 815(1)	Total
(In millions)	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$1,071	$200	$1,271	$12,095	$13,366
Crushing	32	—	32	3,448	3,480
Refined Products and Other	577	—	577	2,421	2,998
Total Ag Services and Oilseeds	1,680	200	1,880	17,964	19,844
Carbohydrate Solutions
Starches and Sweeteners	1,872	—	1,872	603	2,475
Vantage Corn Processors	906	—	906	—	906
Total Carbohydrate Solutions	2,778	—	2,778	603	3,381
Nutrition
Human Nutrition	966	—	966	—	966
Animal Nutrition	887	—	887	—	887
Total Nutrition	1,853	—	1,853	—	1,853

Total Segment Revenues	6,311	200	6,511	18,567	25,078
Other Business	112	—	112	—	112
Total Revenues	$6,423	$200	$6,623	$18,567	$25,190

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3.    Revenues (Continued)

	Six Months Ended June 30, 2023
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
	(In millions)
Ag Services and Oilseeds
Ag Services	$2,088	$378	$2,466	$22,595	$25,061
Crushing	223	—	223	6,940	7,163
Refined Products and Other	1,203	—	1,203	4,996	6,199
Total Ag Services and Oilseeds	3,514	378	3,892	34,531	38,423
Carbohydrate Solutions
Starches and Sweeteners	3,956	—	3,956	1,256	5,212
Vantage Corn Processors	1,706	—	1,706	—	1,706
Total Carbohydrate Solutions	5,662	—	5,662	1,256	6,918
Nutrition
Human Nutrition	1,902	—	1,902	—	1,902
Animal Nutrition	1,804	—	1,804	—	1,804
Total Nutrition	3,706	—	3,706	—	3,706

Total Segment Revenues	12,882	378	13,260	35,787	49,047
Other Business	215	—	215	—	215
Total Revenues	$13,097	$378	$13,475	$35,787	$49,262
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

Restatement of Certain Segment-Specific Historical Financial Information

As described in Note 1 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements as of June 30, 2024 and 2023 and for the three and six months ended June 30, 2024 and 2023. As a result, the previously reported financial information as of June 30, 2024 and 2023 and for the three and six months ended June 30, 2024 and 2023 in this Note 13. Segment Information, has been updated to reflect the restatements.

The following tables set forth the impact of the restatements on intersegment sales and segment operating profit for each of the Company’s three reportable segments for the three and six months ended June 30, 2024 and 2023.

Intersegment pricing adjustments include restatements related to intersegment sales that were not in accordance with prior disclosures about presenting such sales at amounts approximating market. Intersegment classification adjustments include restatements related to intrasegment sales (resulting from sales within the segment) previously misclassified and reported as intersegment sales (resulting from sales from one segment to another). Intersegment pricing adjustments and Intersegment classification adjustments are included within the Intersegment sales amounts and segment operating profit amounts previously reported by the Company in the Form 10-Q filed with the SEC on July 30, 2024.

In the course of testing new controls implemented as part of the Company’s material weakness remediation plan in the third quarter of 2024, ADM identified additional intrasegment sales previously misclassified and reported as intersegment sales. The Company also identified some intersegment sales that were not accounted for consistently in accordance with revenue recognition and segment reporting standards and should not have been reported as intersegment sales. These amounts are presented in the table below as Additional intersegment classification adjustments. The Company also is correcting certain segment disclosure presentation errors in this Form 10-Q/A. See Note 1. for further information.

Impact of the Restatement on the Ag Services and Oilseeds Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024 (Restated)	2023 (Restated)	2024 (Restated)	2023 (Restated)
Intersegment revenues, as originally reported	$546	$1,020	$1,155	$2,355
Intersegment pricing adjustments	—	1	—	2
Intersegment classification adjustments	—	(320)	—	(915)
Intersegment revenues, as previously reported	546	701	1,155	1,442
Additional intersegment classification adjustments	(114)	(139)	(297)	(350)
Intersegment revenues, as restated	$432	$562	$858	$1,092

Segment operating profit, as originally reported	$459	$1,054	$1,323	$2,264
Intersegment pricing adjustments	—	—	—	1
Segment operating profit, as restated	$459	$1,054	$1,323	$2,265

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information - Restated (Continued)
Impact of the Restatement on the Carbohydrate Solutions Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024 (Restated)	2023 (Restated)	2024 (Restated)	2023 (Restated)
Intersegment revenues, as originally reported	$239	$448	$518	$1,177
Intersegment pricing adjustments	—	16	—	22
Intersegment classification adjustments	—	(60)	—	(290)
Intersegment revenues, as previously reported	239	404	518	909
Additional intersegment classification adjustments	(14)	(180)	(84)	(415)
Intersegment revenues, as restated	$225	$224	$434	$494

Segment operating profit, as originally reported	$357	$303	$605	$576
Intersegment pricing adjustments	—	16	—	22
Segment operating profit, as restated	$357	$319	$605	$598

Impact of the Restatement on the Nutrition Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024 (Restated)	2023 (Restated)	2024 (Restated)	2023 (Restated)
Intersegment revenues, as originally reported	$13	$73	$19	$164
Intersegment pricing adjustments	—	—	—	—
Intersegment classification adjustments	—	(39)	—	(94)
Intersegment revenues, as previously reported	13	34	19	70
Additional intersegment classification adjustments	5	(22)	12	(46)
Intersegment revenues, as restated	$18	$12	$31	$24

Segment operating profit, as originally reported	$109	$185	$193	$330
Intersegment pricing adjustments	—	(16)	—	(23)
Segment operating profit, as restated	$109	$169	$193	$307

For more information about the Company’s business segments, refer to Note 17 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 13.    Segment Information - Restated (Continued)

Segment Information for the Three and Six Months ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023

Revenues from external customers
Ag Services and Oilseeds
Ag Services	$11,746	$13,366	$22,943	$25,061
Crushing	2,850	3,480	6,177	7,163
Refined Products and Other	2,737	2,998	5,432	6,199
Total Ag Services and Oilseeds	17,333	19,844	34,552	38,423
Carbohydrate Solutions
Starches and Sweeteners	2,211	2,475	4,367	5,212
Vantage Corn Processors	683	906	1,210	1,706
Total Carbohydrate Solutions	2,894	3,381	5,577	6,918
Nutrition
Human Nutrition	1,061	966	2,025	1,902
Animal Nutrition	847	887	1,719	1,804
Total Nutrition	1,908	1,853	3,744	3,706
Total segment revenues from external customers	22,135	25,078	43,873	49,047
Other Business	113	112	222	215
Total revenues from external customers	$22,248	$25,190	$44,095	$49,262

Intersegment revenues, as restated
Ag Services and Oilseeds	$432	$562	$858	$1,092
Carbohydrate Solutions	225	224	434	494
Nutrition	18	12	31	24
Total intersegment revenues, as restated	$675	$798	$1,323	$1,610
Segment operating profit, as restated
Ag Services and Oilseeds	$459	$1,054	$1,323	$2,265
Carbohydrate Solutions	357	319	605	598
Nutrition	109	169	193	307
Total segment operating profit, as restated	925	1,542	2,121	3,170
Other Business earnings (loss)	96	86	217	183
Corporate	(418)	(393)	(844)	(715)
Specified items:
Gains on sale of assets(1)	—	11	—	12
Impairment and restructuring charges(2)	(7)	(114)	(13)	(121)
Earnings before income taxes	$596	$1,132	$1,481	$2,529

(1) Prior year period gains were related to the sale of certain assets.
(2) Current and prior year period charges were related to the impairment of certain long-lived assets and restructuring.

Archer-Daniels-Midland Company

Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 14.     Asset Impairment, Exit, and Restructuring Costs

Asset impairment, exit, and restructuring costs in the three and six months ended June 30, 2024 consisted of impairments related to certain long-lived assets of $7 million and $10 million, respectively, and restructuring charges of $3 million for the six months ended June 30, 2024, presented as specified items, and restructuring charges in Corporate of $12 million, for the six months ended June 30, 2024.

Asset impairment, exit, and restructuring costs in the three and six months ended June 30, 2023 consisted of $43 million and $46 million, respectively, of impairments related to certain long-lived assets and intangibles, respectively, and $17 million and $21 million, respectively, of restructuring charges, presented as specified items.

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

Restatement of Previously Issued Consolidated Financial Statements

As described in the Explanatory Note above and in Part I, Item 1, Note 1 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements as of June 30, 2024 and 2023 and for the three and six months ended June 30, 2024 and 2023 contained in this Amendment. As a result, the previously reported financial information as of June 30, 2024 and 2023 and for the three and six months ended June 30, 2024 and 2023, in this Item 2. MD&A has been updated to reflect the relevant restatements. See Item 1, Note 1. Basis of Presentation and Restatement of Previously Filed Consolidated Financial Statements, and Note 13. Segment Information, in the Consolidated Financial Statements for additional information related to the restatements, including descriptions of the adjustments and the impacts on the Consolidated Financial Statements.

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

The Company measures its performance using key financial metrics including net earnings, adjusted earnings per share (EPS), gross margins, segment operating profit, total segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, return on invested capital, economic value added, and operating cash flows before working capital. Some of these metrics are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see “Non-GAAP Financial Measures” on page 46. The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitical developments. Due to the unpredictable nature of these and other factors, the Company undertakes no responsibility for updating any forward-looking information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Earnings before income taxes decreased $536 million from $1.1 billion to $596 million due to lower pricing and execution margins as well as higher Corporate costs. Total segment operating profit (a non-GAAP measure) decreased $617 million from $1.5 billion to $925 million due primarily to lower results in Ag Services and Oilseeds, and Human Nutrition, partially offset by higher results in Carbohydrate Solutions, Other Business, and Animal Nutrition. Total segment operating profit (a non-GAAP measure) excluded asset impairment and restructuring charges totaling $7 million. Excluded from total segment operating profit (a non-GAAP measure) in the prior-year quarter was a net charge of $103 million consisting of charges totaling $114 million and a gain on the sale of certain assets of $11 million. Corporate results in the current quarter were a net charge of $418 million. Corporate results in the prior-year quarter were a net charge of $393 million and included a mark-to-market gain of $1 million on the conversion option of the exchangeable bonds issued in August 2020.

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

Revenues by segment for the quarter were as follows:

	Three Months Ended
	June 30,
	2024	2023	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$11,746	$13,366	$(1,620)
Crushing	2,850	3,480	(630)
Refined Products and Other	2,737	2,998	(261)
Total Ag Services and Oilseeds	17,333	19,844	(2,511)

Carbohydrate Solutions
Starches and Sweeteners	2,211	2,475	(264)
Vantage Corn Processors	683	906	(223)
Total Carbohydrate Solutions	2,894	3,381	(487)

Nutrition
Human Nutrition	1,061	966	95
Animal Nutrition	847	887	(40)
Total Nutrition	1,908	1,853	55
Total Segment Revenues	22,135	25,078	(2,943)

Other Business	113	112	1

Total Revenues	$22,248	$25,190	$(2,942)

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

Asset impairment, exit, and restructuring costs decreased $53 million to $7 million. Charges in the current quarter consisted of $7 million of impairments related to certain long-lived assets presented as specified items. Charges in the prior-year quarter consisted of $43 million of impairments related to certain long-lived assets and intangibles and $17 million of restructuring, presented as specified items.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, for the quarters ended June 30, 2024 and 2023 as follows:

	Three Months Ended
	June 30,
	2024	2023	Change
	(In millions)
Earnings before income taxes	$596	$1,132	$(536)
Other Business (earnings) loss	(96)	(86)	(10)
Corporate	418	393	25
Specified Items:
Gains on sale of assets	—	(11)	11
Impairment and restructuring charges	7	114	(107)
Total Segment Operating Profit	$925	$1,542	$(617)

Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$122	$380	$(258)
Crushing	132	224	(92)
Refined Products and Other	137	362	(225)
Wilmar	68	88	(20)
Total Ag Services and Oilseeds	$459	$1,054	$(595)

Carbohydrate Solutions
Starches and Sweeteners	$323	$301	$22
Vantage Corn Processors	34	18	16
Total Carbohydrate Solutions	$357	$319	$38

Nutrition
Human Nutrition	$103	$185	$(82)
Animal Nutrition	6	(16)	22
Total Nutrition	$109	$169	$(60)

Ag Services and Oilseeds segment operating profit decreased 56%. Ag Services results were lower than the second quarter of 2023 due to the stabilization of trade flows leading to lower global trade and risk management results. In South America, slower farmer selling led to much lower margins. North American results were lower due to strong supplies out of Brazil and Argentina shifting export demand to South America. Crushing results were lower than the prior year quarter as global soy crush margins moderated due to more balanced supply and demand conditions and lower oil values caused by an increase in imports of used cooking oil. During the quarter, negative mark-to-market timing impacts were significantly lower than in the prior-year quarter. Refined Products & Other (RPO) results were lower, as the margin structure in North America and EMEA has eased from historically high levels in the prior year period. RPO negative mark-to-market timing impacts affected current quarter results versus positive impacts in the prior-year quarter. Equity earnings from Wilmar were lower versus the second quarter of 2023.

Carbohydrate Solutions segment operating profit increased 12%. Starches and Sweeteners results were higher year-over-year as strong starches and sweeteners margins and higher volumes were partially offset by lower domestic ethanol margins, as well as moderating margins in the EMEA region. Vantage Corn Processors results improved year-over-year as strong demand for exports of ethanol supported higher margins.

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

Corporate results for the quarter were as follows:

	Three Months Ended
	June 30,
	2024	2023	Change
	(In millions)
Interest expense-net	$(128)	$(125)	$(3)
Unallocated corporate costs	(292)	(262)	(30)
Expenses related to acquisitions	(4)	(3)	(1)
Gain on debt conversion option	—	1	(1)
Restructuring charges	—	(3)	3
Other income (expense)	6	(1)	7
Total Corporate	$(418)	$(393)	$(25)

Corporate results were a net charge of $418 million in the current quarter compared to a net charge of $393 million in the prior-year quarter. Interest expense-net increased $3 million due to higher borrowings. Unallocated corporate costs increased $30 million due primarily to increases in legal and professional fees, global technology spend, and securitization fees. Gain on debt conversion option in the prior-year quarter was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current quarter includes foreign exchange gains of $12 million and the non-service components of net pension benefit income of $5 million. Other expense in the prior-year quarter included foreign exchange losses and railroad maintenance expenses, partially offset by the non-service components of net pension benefit income of $5 million.

Non-GAAP Financial Measures

The Company uses adjusted net earnings, adjusted earnings per share (EPS), EBITDA, adjusted EBITDA, and total segment operating profit, non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

Management believes that adjusted net earnings, adjusted EPS, EBITDA, adjusted EBITDA, and total segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted EPS, EBITDA, adjusted EBITDA, and total segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS and earnings before income taxes, the most directly comparable amounts reported under GAAP. The table on page 45 provides a reconciliation of total segment operating profit to earnings before income taxes for the three months ended June 30, 2024 and 2023.

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

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Earnings before income taxes decreased $1.0 billion from $2.5 billion to $1.5 billion due to lower pricing and execution margins as well as higher Corporate costs. Total segment operating profit (a non-GAAP measure) decreased $1.0 billion to $2.1 billion due primarily to lower results in Crushing, Refined Products and Other, Ag Services, Human Nutrition, and Starches and Sweeteners, partially offset by higher results in Wilmar, Vantage Corn Processors, and Animal Nutrition. Total segment operating profit (a non-GAAP measure) excluded a net charge of $13 million consisting of asset impairment charges totaling $13 million. Excluded from the total segment operating profit (a non-GAAP measure) in the prior period was a net charge of $109 million consisting of charges totaling $121 million related to the impairment of certain assets, restructuring, and a contingency/settlement, partially offset by gains on the sale of certain assets of $12 million. Corporate results in the current period were a net charge of $0.8 billion. Corporate results in the prior period were a net charge of $0.7 billion and included a mark-to-market gain of $6 million on the conversion option of the exchangeable bonds issued in August 2020. The bonds were paid off in full, as scheduled, in August 2023.

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

Revenues by segment for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,
	2024	2023	Change
	(In millions)
Ag Services and Oilseeds
Ag Services	$22,943	$25,061	$(2,118)
Crushing	6,177	7,163	(986)
Refined Products and Other	5,432	6,199	(767)
Total Ag Services and Oilseeds	34,552	38,423	(3,871)

Carbohydrate Solutions
Starches and Sweeteners	4,367	5,212	(845)
Vantage Corn Processors	1,210	1,706	(496)
Total Carbohydrate Solutions	5,577	6,918	(1,341)

Nutrition
Human Nutrition	2,025	1,902	123
Animal Nutrition	1,719	1,804	(85)
Total Nutrition	3,744	3,706	38
Total Segment Revenues	43,873	49,047	(5,174)

Other Business	222	215	7

Total Revenues	$44,095	$49,262	$(5,167)

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

Asset impairment, exit, and restructuring costs decreased $42 million to $25 million. Charges in the current period consisted of $10 million of impairments related to certain long-lived assets, and $4 million of restructuring, presented as specified items, and $11 million of restructuring in Corporate. Charges in the prior period consisted of $46 million of impairments related to certain long-lived assets and intangible assets and $21 million of restructuring, presented as specified items.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, for the six months ended June 30, 2024 and 2023 as follows:

	Six Months Ended
	June 30,
	2024	2023	Change
	(In millions)
Earnings before income taxes	$1,481	$2,529	$(1,048)
Other Business (earnings) loss	(217)	(183)	(34)
Corporate	844	715	129
Specified Items:
Gains on sale of assets	—	(12)	12
Impairment and restructuring charges	13	121	(108)
Total Segment Operating Profit	$2,121	$3,170	$(1,049)

Ag Services and Oilseeds
Ag Services	$354	$728	$(374)
Crushing	445	651	(206)
Refined Products and Other	307	689	(382)
Wilmar	217	197	20
Total Ag Services and Oilseeds	$1,323	$2,265	$(942)

Carbohydrate Solutions
Starches and Sweeteners	$584	$614	$(30)
Vantage Corn Processors	21	(16)	37
Total Carbohydrate Solutions	$605	$598	$7

Nutrition
Human Nutrition	$179	$323	$(144)
Animal Nutrition	14	(16)	30
Total Nutrition	$193	$307	$(114)

Ag Services and Oilseeds segment operating profit decreased 42%. Ag Services results are down from the prior period. South America Origination margins have compressed due to slower farmer selling and increased freight costs. North America Origination continues to see weak export demand and a carry market has contributed to slow farmer selling limiting trade opportunities. Execution in destination marketing as well as effective risk management continued to deliver strong Global Trade results, though lower than the prior year. Crushing results were lower than the prior period, particularly in North America. Increased industry capacity pressured Crush margins and increased supply of competing low carbon intensity feedstocks affected margins. Board crush rallied the end of the quarter due to industry downtime, strong product demand and ample supply. Refined Products and Other results are down from the prior period. North America margins compressed due to increased used cooking oil imports. Europe biodiesel benefited from high spot margins due to supply shortage. Wilmar earnings are higher versus the prior period.

Carbohydrate Solutions segment operating profit increased 1%. Starches and Sweeteners results were lower year-over-year on moderating margins in the EMEA region and lower domestic ethanol margins due to strong industry production that were offset in part by strong starches and sweeteners margins. Vantage Corn Processors results improved year-over-year as strong demand for exports of ethanol supported volumes and margins.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Nutrition segment operating profit decreased 37%. Human Nutrition results were lower than the prior period, as impacts related to unplanned downtime at Decatur East, and a normalizing texturants market negatively impacted margins. Animal Nutrition results were higher compared to the prior period, as amino acids market recovery, cost optimization efforts and lower input costs bolstered margins.

Other Business operating profit increased $34 million. Captive insurance results were higher due to lower claim activity. ADM Investor Services profits were lower on higher operating costs.

Corporate results for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,
	2024	2023	Change
	(In millions)
Interest expense-net	$(238)	$(228)	(10)
Unallocated corporate costs	(596)	(510)	(86)
Expenses related to acquisitions	(4)	(3)	(1)
Gain on debt conversion option	—	6	(6)
Restructuring (charges)	(12)	(3)	(9)
Other income	6	23	(17)
Total Corporate	$(844)	$(715)	$(129)

Corporate results were a net charge of $0.8 billion in the current period compared to a net charge of $0.7 billion in the prior period. Interest expense-net increased $10 million due primarily to increased short-term rates on the Company’s commercial paper borrowing programs and increased interest expense from new debt issuances. Unallocated corporate costs increased $86 million due primarily to increases in legal and professional fees, global technology spend, and securitization fees. Gain on debt conversion option in the prior period was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income in the current period included the non-service components of net pension benefit income of $9 million and foreign exchange gains of $27 million, partially offset by railroad maintenance expenses of $4 million. This was offset by valuation losses of approximately $18 million in the Company’s ADM Ventures portfolio. Other income in the prior period included the non-service components of net pension benefit income of $9 million, and foreign exchange gains, partially offset by railroad maintenance expenses.

Non-GAAP Financial Measures

The Company uses adjusted net earnings, adjusted earnings per share (EPS), EBITDA, adjusted EBITDA, and total segment operating profit, non-GAAP financial measures as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

Management believes that adjusted net earnings, adjusted EPS, EBITDA, adjusted EBITDA, and total segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted EPS, EBITDA, adjusted EBITDA, and total segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS and earnings before income taxes, the most directly comparable amounts reported under

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
GAAP. The table on page 51 provides a reconciliation of total segment operating profit to earnings before income taxes for the six months ended June 30, 2024 and 2023.

In this Amendment, the Company is revising its reconciliation and calculation of total segment operating profit in Note 13. Segment Information. The revised reconciliation in Note 13. Segment Information presents a subtotal for total segment operating profit that is equal to the sum of the segment operating profit reported for each of the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments. Amounts for other business and specified items, which previously were reflected in the calculation of total segment operating profit, are now reflected as reconciling items, similar to Corporate, between total segment operating profit and earnings before income taxes.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the time of the filing of this Amendment, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were not effective as of June 30, 2024, due to the material weakness described below.

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

(1)Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended June 30, 2024, there were 4,162 shares received as payments for the withholding taxes on vested restricted stock awards.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)
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