Form 10-Q
period 2024-09-30
Archer-Daniels-Midland Co
filed 2024-11-18
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Common Stock, no par value – 478,533,520 shares
(November 12, 2024)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results and operations, growth opportunities, pending litigation and investigations, and timing of the remediation of the Company’s material weakness in the Company’s internal control over financial reporting are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from the forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, without limitation, those that are described in Item 1A, "Risk Factors" included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, as may be updated in subsequent Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, Archer-Daniels-Midland Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

ARCHER-DANIELS-MIDLAND COMPANY
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Revenues	$19,937	$21,695	$64,032	$70,957
Cost of products sold	18,572	19,885	59,612	65,184
Gross Profit	1,365	1,810	4,420	5,773

Selling, general, and administrative expenses	905	815	2,763	2,537
Asset impairment, exit, and restructuring costs	507	79	532	146
Equity in earnings of unconsolidated affiliates	(134)	(83)	(498)	(408)
Interest and investment income	(137)	(152)	(400)	(428)
Interest expense	174	155	527	482
Other (income) expense – net	(58)	(35)	(92)	(116)
Earnings Before Income Taxes	108	1,031	1,588	3,560

Income tax expense	90	207	370	636
Net Earnings Including Non-controlling Interests	18	824	1,218	2,924

Less: Net earnings (losses) attributable to non-controlling interests	—	3	(15)	6

Net Earnings Attributable to Archer-Daniels-Midland Company	$18	$821	$1,233	$2,918

Average number of shares outstanding – basic	482	540	496	545
Average number of shares outstanding – diluted	483	540	497	546
Basic earnings per common share	$0.04	$1.52	$2.49	$5.36
Diluted earnings per common share	$0.04	$1.52	$2.48	$5.35
Dividends per common share	$0.50	$0.45	$1.50	$1.35

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net Earnings Including Non-controlling Interests	$18	$824	$1,218	$2,924
Other comprehensive income (loss):
Foreign currency translation adjustment	2	(245)	(255)	(57)
Tax effect	34	(36)	8	(8)
Net of tax amount	36	(281)	(247)	(65)

Pension and other postretirement benefit liabilities adjustment	(8)	—	(15)	(32)
Tax effect	2	(3)	4	(12)
Net of tax amount	(6)	(3)	(11)	(44)

Deferred gain (loss) on hedging activities	3	128	(115)	(13)
Tax effect	8	(28)	25	4
Net of tax amount	11	100	(90)	(9)

Unrealized gain (loss) on investments	—	5	(7)	13
Tax effect	—	—	(1)	(2)
Net of tax amount	—	5	(8)	11

Other comprehensive income (loss)	41	(179)	(356)	(107)
Comprehensive income (loss)	59	645	862	2,817
Less: Comprehensive income (loss) attributable to non-controlling interests	1	2	(18)	1
Comprehensive income (loss) attributable to Archer-Daniels-Midland Company	$58	$643	$880	$2,816

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$784	$1,368
Segregated cash and investments	7,077	7,228
Trade receivables - net	3,770	4,232
Inventories	10,746	11,957
Other current assets	4,249	4,982
Total Current Assets	26,626	29,767
Investments and Other Assets
Investments in affiliates	5,142	5,500
Goodwill and other intangible assets	6,999	6,341
Right of use assets	1,291	1,211
Other assets	1,313	1,304
Total Investments and Other Assets	14,745	14,356
Property, Plant, and Equipment
Land and land improvements	578	573
Buildings	6,119	5,876
Machinery and equipment	20,659	20,223
Construction in progress	1,559	1,360
	28,915	28,032
Accumulated depreciation	(18,087)	(17,524)
Net Property, Plant, and Equipment	10,828	10,508
Total Assets	$52,199	$54,631

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,733	$105
Trade payables	4,911	6,313
Payables to brokerage customers	7,669	7,867
Accrued expenses and other payables	3,671	4,076
Current lease liabilities	294	300
Current maturities of long-term debt	725	1
Total Current Liabilities	19,003	18,662
Long-Term Liabilities
Long-term debt	7,578	8,259
Deferred income taxes	1,278	1,309
Non-current lease liabilities	1,019	931
Other	1,054	1,005
Total Long-Term Liabilities	10,929	11,504
Temporary Equity - Redeemable non-controlling interest	283	320
Shareholders’ Equity
Common stock	3,208	3,154
Reinvested earnings	21,606	23,465
Accumulated other comprehensive income (loss)	(2,840)	(2,487)
Non-controlling interests	10	13
Total Shareholders’ Equity	21,984	24,145
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$52,199	$54,631
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Operating Activities
Net Earnings Including Non-controlling Interests	$1,218	$2,924
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	854	782
Asset impairment charges	517	120
Deferred income taxes	(107)	17
Equity in earnings of affiliates, net of dividends	(151)	(64)
Stock compensation expense	74	98
Deferred cash flow hedges	(115)	(13)
Loss (Gain) on sales/revaluation of assets	9	(33)
Other – net	42	(27)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(257)	(1,183)
Trade receivables	476	443
Inventories	1,233	3,501
Other current assets	745	126
Trade payables	(1,418)	(2,561)
Payables to brokerage customers	(249)	(1,580)
Accrued expenses and other payables	(403)	(659)
Net Cash Provided by Operating Activities	2,468	1,891
Investing Activities
Capital expenditures	(1,071)	(1,055)
Net assets of businesses acquired	(936)	(11)
Proceeds from sales of assets	31	21
Investments in affiliates	(44)	(8)
Cost method investments	—	(5)
Other – net	18	(3)
Net Cash Used by Investing Activities	(2,002)	(1,061)
Financing Activities
Long-term debt borrowings	—	500
Long-term debt payments	—	(963)
Net borrowings (payments) under lines of credit agreements	1,627	(379)
Share repurchases, net of tax	(2,327)	(1,118)
Cash dividends	(744)	(738)
Other – net	(21)	(102)
Net Cash Used by Financing Activities	(1,465)	(2,800)
Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	6	(22)
Decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(993)	(1,992)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	5,390	7,033

Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$4,397	$5,041

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$784	$1,498
Restricted cash and restricted cash equivalents included in segregated cash and investments	3,613	3,543
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,397	$5,041

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Equity Attributable to Archer-Daniels-Midland Company
	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance, June 30, 2024	478	$3,200	$21,828	$(2,880)	$11	$22,159
Comprehensive income
Net earnings			18		—
Other comprehensive income (loss)				40	1
Total comprehensive income						59
Cash dividends paid - $0.50 per share			(240)			(240)
Stock compensation expense	—	(10)				(10)
Stock option exercises net of taxes	—	18				18
Other	—	—	—	—	(2)	(2)
Balance, September 30, 2024	478	3,208	$21,606	$(2,840)	$10	$21,984

Balance, December 31, 2023	513	$3,154	$23,465	$(2,487)	$13	$24,145
Comprehensive income
Net earnings			1,233		(15)
Other comprehensive income (loss)				(353)	(3)
Total comprehensive income						862
Cash dividends paid - $1.50 per share			(744)			(744)
Share repurchases	(37)		(2,348)			(2,348)
Stock compensation expense	2	74				74
Stock option exercises net of taxes	—	(23)				(23)
Other	—	3	—	—	15	18
Balance, September 30, 2024	478	$3,208	$21,606	$(2,840)	$10	$21,984

Balance, June 30, 2023	536	$3,128	$24,244	$(2,433)	$36	$24,975
Comprehensive income
Net earnings			821		3
Other comprehensive income (loss)				(178)	(1)
Total comprehensive income						645
Cash dividends paid - $0.45 per share			(244)			(244)
Share repurchases	(1)		(122)			(122)
Stock compensation expense	—	12				12
Stock option exercises net of taxes	—	(3)				(3)
Other	—	3	—	—	(1)	2
Balance, September 30, 2023	535	$3,140	$24,699	$(2,611)	$37	$25,265

Balance, December 31, 2022	547	$3,147	$23,646	$(2,509)	$33	$24,317
Comprehensive income
Net earnings			2,918		6
Other comprehensive income (loss)				(102)	(5)
Total comprehensive income						2,817
Cash dividends paid - $1.35 per share			(738)			(738)
Share repurchases	(14)		(1,127)			(1,127)
Stock compensation expense	3	98				98
Stock option exercises net of taxes	(1)	(110)				(110)
Other	—	5	—	—	3	8
Balance, September 30, 2023	535	$3,140	$24,699	$(2,611)	$37	$25,265
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Basis of Presentation

The Consolidated Financial Statements of Archer-Daniels-Midland Company and its subsidiaries (“ADM” or the “Company”) included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for audited financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Changes to the allowance for estimated uncollectible accounts were as follows (in millions).

	Three Months Ended September 30
	2024	2023
Opening balance, June 30	$194	$174
Reversals, net	(21)	(11)
Recoveries	1	—
Write-offs against allowance	(4)	(3)
Foreign exchange translation adjustment	1	(2)
Closing balance, September 30	$171	$158

	Nine Months Ended September 30
	2024	2023
Opening balance, December 31	$215	$199
Provisions (reversals), net	(28)	2
Recoveries	9	1
Write-offs against allowance	(20)	(43)
Foreign exchange translation adjustment	1	(1)
Other	(6)	—
Closing balance, September 30	$171	$158

Provisions (reversals), net in the three and nine months ended September 30, 2024 and 2023 included reversals of prior general provisions for economic factors related to the pandemic. Write-offs against allowance in the nine months ended September 30, 2024 were primarily related to a long-term receivable related to a processing location that was sold in a prior year and trade receivables. Write-offs against allowance in the nine months ended September 30, 2023 were primarily related to a customer in Brazil and allowance on receivables that were subsequently sold.

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value. In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.

The following table sets forth the Company’s inventories as of September 30, 2024 and December 31, 2023 (in millions).

	September 30, 2024	December 31, 2023
Raw materials and supplies	$1,892	$1,944
Finished goods	2,766	3,026
Market inventories	6,088	6,987
Total inventories	$10,746	$11,957

Included in raw materials and supplies are work in process inventories which were not material as of September 30, 2024 and December 31, 2023.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cost Method Investments

Cost method investments of $441 million and $438 million as of September 30, 2024 and December 31, 2023, respectively, were included in Other Assets in the Company’s Consolidated Balance Sheets.

Revaluation losses of $18 million in the nine months ended September 30, 2024 were related to an investment in alternative protein and precision fermentation, partially offset by an upward adjustment of $2 million in the nine months ended September 30, 2024. There were no revaluation gains or losses in the three months ended September 30, 2024 and the three and nine months ended September 30, 2023.

Revaluation gains and losses are recorded in interest and investment income in the Company’s Consolidated Statements of Earnings. As of September 30, 2024, the cumulative amounts of upward and downward adjustments were $115 million and $94 million, respectively.

Investments in Affiliates

The Company applies the equity method of accounting for investments over which the Company has the ability to exercise significant influence, including its 22.5% investment in Wilmar International Limited (“Wilmar”).

In the three months ended September 30, 2024, the Company’s investment in Wilmar was written down to its fair value of $3.7 billion, a Level 1 valuation based on the quoted Singapore Exchange market price as of September 30, 2024, resulting in a pre-tax impairment charge of $461 million recorded in asset impairment, exit, and restructuring costs within the Consolidated Statement of Earnings.

In accordance with its accounting policy, the Company evaluated several factors in its determination of whether an other-than-temporary impairment in its investment in Wilmar had occurred as of September 30, 2024. This included consideration of the severity and duration of the decline in Wilmar’s stock price as quoted on the Singapore Exchange relative to the carrying value of the investment (including a continued deterioration subsequent to September 30, 2024), latest consensus analyst forecasts, the most recent earnings announcement from Wilmar, and other factors.

Based on the Company’s consideration of available information, the Company determined that its investment in Wilmar was other-than-temporarily impaired at September 30, 2024, and as a result, recorded a pre-tax impairment charge of $461 million in the three months ended September 30, 2024. The Company will continue to monitor Wilmar’s stock price as quoted on the Singapore Exchange, latest consensus analyst forecasts, and other trends to determine if future downward adjustments are necessary.

Note 2.    New Accounting Pronouncements

Adoption of new accounting pronouncements

The Company has adopted the amended guidance of Accounting Standards Codification (ASC) 848, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ADM has completed the transition of its financing, funding, and hedging portfolios from LIBOR to alternative reference rates. The transition did not have an impact on the Company’s Consolidated Financial Statements.

New accounting pronouncements not yet adopted

Effective December 31, 2024, the Company will be required to adopt the amended guidance of ASC 280, Segment Reporting, which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for more detailed information about a reportable segment’s expenses. The amended guidance improves

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and permits entities to disclose more than one measure of a reportable segment’s profitability used by the Chief Operating Decision Maker. The adoption of the amended guidance will result in expanded disclosures in the Company’s segment information footnote but will not have an impact on the Consolidated Financial Statements.

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
For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The Company recognized revenue from transportation service contracts of $249 million and $694 million for the three and nine months ended September 30, 2024, respectively, and $174 million and $552 million for the three and nine months ended September 30, 2023, respectively.
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

Contract Liabilities

Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Contract liabilities of $365 million and $626 million as of September 30, 2024 and December 31, 2023, respectively, were recorded in accrued expenses and other payables in the Consolidated Balance Sheets. Revenues recognized in the three and nine months ended September 30, 2024 related to the December 31, 2023 contract liabilities were $145 million and $500 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Disaggregation of Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and nine months ended September 30, 2024 and 2023 (in millions).

	Three Months Ended September 30, 2024
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$824	$249	$1,073	$8,580	$9,653
Crushing	97	—	97	2,772	2,869
Refined Products and Other	529	—	529	2,038	2,567
Total Ag Services and Oilseeds	1,450	249	1,699	13,390	15,089
Carbohydrate Solutions
Starches and Sweeteners	1,633	—	1,633	559	2,192
Vantage Corn Processors	716	—	716	—	716
Total Carbohydrate Solutions	2,349	—	2,349	559	2,908
Nutrition
Human Nutrition	1,004	—	1,004	—	1,004
Animal Nutrition	827	—	827	—	827
Total Nutrition	1,831	—	1,831	—	1,831

Total Segment Revenues	5,630	249	5,879	13,949	19,828
Other Business	109	—	109	—	109
Total Revenues	$5,739	$249	$5,988	$13,949	$19,937

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2024
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$2,772	$694	$3,466	$29,131	$32,597
Crushing	317	—	317	8,729	9,046
Refined Products and Other	1,599	—	1,599	6,400	7,999
Total Ag Services and Oilseeds	4,688	694	5,382	44,260	49,642
Carbohydrate Solutions
Starches and Sweeteners	4,881	—	4,881	1,678	6,559
Vantage Corn Processors	1,925	—	1,925	—	1,925
Total Carbohydrate Solutions	6,806	—	6,806	1,678	8,484
Nutrition
Human Nutrition	3,029	—	3,029	—	3,029
Animal Nutrition	2,546	—	2,546	—	2,546
Total Nutrition	5,575	—	5,575	—	5,575

Total Segment Revenues	17,069	694	17,763	45,938	63,701
Other Business	331	—	331	—	331
Total Revenues	$17,400	$694	$18,094	$45,938	$64,032

	Three Months Ended September 30, 2023
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$980	$174	$1,154	$9,044	$10,198
Crushing	118	—	118	3,234	3,352
Refined Products and Other	527	—	527	2,402	2,929
Total Ag Services and Oilseeds	1,625	174	1,799	14,680	16,479
Carbohydrate Solutions
Starches and Sweeteners	1,831	—	1,831	617	2,448
Vantage Corn Processors	877	—	877	—	877
Total Carbohydrate Solutions	2,708	—	2,708	617	3,325
Nutrition
Human Nutrition	900	—	900	—	900
Animal Nutrition	884	—	884	—	884
Total Nutrition	1,784	—	1,784	—	1,784

Total Segment Revenues	6,117	174	6,291	15,297	21,588
Other Business	107	—	107	—	107
Total Revenues	$6,224	$174	$6,398	$15,297	$21,695

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2023
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$3,068	$552	$3,620	$31,639	$35,259
Crushing	341	—	341	10,174	10,515
Refined Products and Other	1,730	—	1,730	7,398	9,128
Total Ag Services and Oilseeds	5,139	552	5,691	49,211	54,902
Carbohydrate Solutions
Starches and Sweeteners	5,787	—	5,787	1,873	7,660
Vantage Corn Processors	2,583	—	2,583	—	2,583
Total Carbohydrate Solutions	8,370	—	8,370	1,873	10,243
Nutrition
Human Nutrition	2,802	—	2,802	—	2,802
Animal Nutrition	2,688	—	2,688	—	2,688
Total Nutrition	5,490	—	5,490	—	5,490

Total Segment Revenues	18,999	552	19,551	51,084	70,635
Other Business	322	—	322	—	322
Total Revenues	$19,321	$552	$19,873	$51,084	$70,957
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

Nutrition

The Nutrition segment generates revenue from the sale of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, edible beans, formula feeds, animal health and nutrition products, pet food and treats, and other specialty

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
food and feed ingredients. Revenue is recognized when control over products is transferred to the customer. The amount of revenue recognized follows the contracted price or the mutually agreed price of the product. Freight and shipping are recognized as a component of revenue at the same time control transfers to the customer.

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

Note 4.    Acquisitions

During the nine months ended September 30, 2024, the Company acquired Revela Foods, LLC (“Revela”), a Wisconsin-based developer and manufacturer of innovative dairy flavor ingredients and solutions, Fuerst Day Lawson Ltd. (“FDL”), a UK-based leading developer and producer of premium flavor and functional ingredient systems, PT Trouw Nutrition Indonesia (“PT”), a leading provider of functional and nutritional solutions for livestock farming in Indonesia, and Totally Natural Solutions Ltd. (“TNS”), a UK-based hops flavoring producer, for an aggregate cash consideration of $948 million.

The aggregate cash consideration of these acquisitions, net of $12 million in cash acquired, was allocated as follows, subject to final measurement period adjustments (in millions).

	Revela	FDL	PT	TNS	Total
Working capital, net of cash acquired	$50	$10	$5	$2	$67
Property, plant, and equipment	38	34	5	2	79
Goodwill	410	138	5	8	561
Other intangible assets	166	93	—	10	269
Other long-term assets	28	11	—	—	39
Long-term liabilities	(43)	(36)	—	—	(79)
Aggregate cash consideration, net of cash acquired	$649	$250	$15	$22	$936

During the three months ended September 30, 2024, the Company recorded certain measurement period adjustments to its initial allocation of the purchase price related to the FDL acquisition, resulting in an increase to goodwill of $10 million. There was no impact on the Consolidated Statements of Earnings from this measurement period adjustment.

Goodwill recorded in connection with the acquisitions is primarily attributable to the synergies expected to arise after the Company’s acquisition of the businesses. Of the $561 million allocated to goodwill, $373 million is expected to be deductible for tax purposes.

These acquisitions add capabilities to the Company’s Nutrition segment. The Company’s Consolidated Statements of Earnings for the three and nine months ended September 30, 2024 includes the post-acquisition results of the acquired businesses which were immaterial.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth the fair values and the useful lives of the other intangible assets acquired.

	Useful Lives			Revela	FDL	TNS	Total
	(In years)			(In millions)
Intangible assets with finite lives:
Customer lists	10	to	18	$124	$73	$8	$205
Recipes and others	10	to	21	42	20	2	64
Total other intangible assets acquired				$166	$93	$10	$269

Note 5.    Fair Value Measurements

The Company measures certain assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 — Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities.
The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 — Significant other observable inputs other than quoted prices in active markets.
Level 3 — Significant unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in millions).

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,466	$2,628	$6,094
Unrealized derivative gains:
Commodity contracts	—	488	476	964
Foreign currency contracts	—	167	—	167
Interest rate contracts	—	28	—	28
Cash equivalents	218	—	—	218
Segregated investments	1,595	—	—	1,595
Total Assets	$1,813	$4,149	$3,104	$9,066

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$452	$474	$926
Foreign currency contracts	—	222	—	222
Inventory-related payables	—	774	27	801
Total Liabilities	$—	$1,448	$501	$1,949

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$4,274	$2,713	$6,987
Unrealized derivative gains:
Commodity contracts	—	628	731	1,359
Foreign currency contracts	—	187	—	187
Cash equivalents	209	—	—	209
Segregated investments	1,362	—	—	1,362
Total Assets	$1,571	$5,089	$3,444	$10,104

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$500	$457	$957
Foreign currency contracts	—	144	—	144
Inventory-related payables	—	1,219	101	1,320
Total Liabilities	$—	$1,863	$558	$2,421

Inventories and inventory-related payables carried at market

Estimated fair values for inventories and inventory-related payables carried at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis. Market valuations for the Company’s inventories are adjusted for location and quality (basis) because the exchange-quoted prices represent contracts with standardized terms for

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Unrealized derivative gains and losses

Derivative contracts include exchange-traded commodity futures and options contracts, forward commodity purchase and sale contracts, and over-the-counter (OTC) instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies. Substantially all of the Company’s exchange-traded commodity futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. Market valuations for the Company’s forward commodity purchase and sale contracts are adjusted for location (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using inputs from competitor and broker quotations or market transactions and are considered observable. Basis adjustments are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these basis adjustments. In some cases, the basis adjustments are unobservable because they are supported by little to no market activity. When observable inputs are available for substantially the full term of the contract, it is classified in Level 2. When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3. Except for certain derivatives designated as cash flow hedges, changes in the fair value of commodity-related derivatives are recognized in the Consolidated Statements of Earnings as a component of cost of products sold. Changes in the fair value of foreign currency-related derivatives are recognized in the Consolidated Statements of Earnings as a component of revenues, cost of products sold, and other (income) expense - net, depending upon the purpose of the contract. The changes in the fair value of derivatives designated as effective cash flow hedges are recognized in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (AOCI) until the hedged items are recorded in earnings or it is probable the hedged transaction will no longer occur.

Cash equivalents

The Company’s cash equivalents are comprised of money market funds valued using quoted market prices and are classified as Level 1.

Segregated investments

The Company’s segregated investments are comprised of U.S. Treasury securities. U.S. Treasury securities are valued using quoted market prices and are classified in Level 1.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a roll forward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2024 (in millions).

	Level 3 Fair Value Asset Measurements at
	September 30, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
Opening balance, June 30, 2024	$2,546	$395	$2,941
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(92)	215	123
Purchases	4,174	—	4,174
Sales	(3,736)	—	(3,736)
Settlements	—	(288)	(288)
Transfers into Level 3	265	158	423
Transfers out of Level 3	(529)	(4)	(533)
Closing Balance, September 30, 2024	$2,628	$476	$3,104
* Includes increase in unrealized gains of $436 million relating to Level 3 assets still held at September 30, 2024.

The following table presents a roll forward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2024 (in millions).

	Level 3 Fair Value Liability Measurements at
	September 30, 2024
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, June 30, 2024	$34	$367	$401
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(3)	343	340
Purchases	8	—	8
Sales	(12)	—	(12)
Settlements	—	(251)	(251)
Transfers into Level 3	—	22	22
Transfers out of Level 3	—	(7)	(7)
Closing Balance, September 30, 2024	$27	$474	$501
* Includes increase in unrealized losses of $346 million relating to Level 3 liabilities still held at September 30, 2024.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a roll forward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2023 (in millions).

	Level 3 Fair Value Asset Measurements at
	September 30, 2023
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
Opening balance, June 30, 2023	$2,859	$886	$3,745
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	135	330	465
Purchases	6,615	—	6,615
Sales	(6,539)	—	(6,539)
Settlements	—	(356)	(356)
Transfers into Level 3	336	49	385
Transfers out of Level 3	(534)	(19)	(553)
Closing balance, September 30, 2023	$2,872	$890	$3,762
* Includes increase in unrealized gains of $438 million relating to Level 3 assets still held at September 30, 2023.

The following table presents a roll forward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2023 (in millions).

	Level 3 Fair Value Liability Measurements at
	September 30, 2023
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
Opening balance, June 30, 2023	$65	$791	$—	$856
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(3)	290	—	287
Purchases	29	—	—	29
Settlements	—	(529)	—	(529)
Transfers into Level 3	—	10	—	10
Transfers out of Level 3	(4)	(13)	—	(17)
Closing balance, September 30, 2023	$87	$549	$—	$636
* Includes increase in unrealized losses of $297 million relating to Level 3 liabilities still held at September 30, 2023.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a roll forward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2024 (in millions).

	Level 3 Fair Value Asset Measurements at
	September 30, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
Opening Balance, December 31, 2023	$2,713	$731	$3,444
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	(3)	788	785
Purchases	11,600	—	11,600
Sales	(11,813)	—	(11,813)
Settlements	—	(1,077)	(1,077)
Transfers into Level 3	1,339	214	1,553
Transfers out of Level 3	(1,208)	(180)	(1,388)
Closing Balance, September 30, 2024	$2,628	$476	$3,104
* Includes increase in unrealized gains of $1.3 billion relating to Level 3 assets still held at September 30, 2024.

The following table presents a roll forward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2024 (in millions).

	Level 3 Fair Value Liability Measurements at
	September 30, 2024
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening Balance, December 31, 2023	$101	$457	$558
Total increase (decrease) in net realized/unrealized losses included in cost of products sold*	(9)	875	866
Purchases	10	—	10
Sales	(75)	—	(75)
Settlements	—	(823)	(823)
Transfers into Level 3	—	50	50
Transfers out of Level 3	—	(85)	(85)
Closing Balance, September 30, 2024	$27	$474	$501
* Includes increase in unrealized losses of $892 million relating to Level 3 liabilities still held at September 30, 2024.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a roll forward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023 (in millions).

	Level 3 Fair Value Asset Measurements at
	September 30, 2023
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets
Opening balance, December 31, 2022	$2,760	$541	$3,301
Total increase (decrease) in net realized/unrealized gains included in cost of products sold*	499	1,282	1,781
Purchases	25,190	—	25,190
Sales	(25,439)	—	(25,439)
Settlements	(4)	(1,195)	(1,199)
Transfers into Level 3	1,488	339	1,827
Transfers out of Level 3	(1,622)	(77)	(1,699)
Closing balance, September 30, 2023	$2,872	$890	$3,762
* Includes increase in unrealized gains of $1.8 billion relating to Level 3 assets still held at September 30, 2023.

The following table presents a roll forward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023 (in millions).

	Level 3 Fair Value Liability Measurements at
	September 30, 2023
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total Liabilities
Opening balance, December 31, 2022	$89	$603	$6	$698
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense*	(1)	1,068	(6)	1,061
Purchases	36	—	—	36
Settlements	(34)	(1,236)	—	(1,270)
Transfers into Level 3	1	135	—	136
Transfers out of Level 3	(4)	(21)	—	(25)
Closing balance, September 30, 2023	$87	$549	$—	$636
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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2024 and December 31, 2023. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.

	Weighted Average % of Total Price
	September 30, 2024		December 31, 2023
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Inventory-Related Payables
Basis	36.2%	81.0%	25.0%	33.2%
Transportation cost	31.7%	—%	11.5%	—%

Commodity Derivative Contracts
Basis	25.6%	32.4%	24.2%	24.9%
Transportation cost	21.6%	—%	9.3%	3.2%

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

Note 6.    Derivative Instruments and Hedging Activities

Derivatives Not Designated As Hedging Instruments

The majority of the Company’s derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded commodity futures and OTC option contracts to manage its net position of merchandisable agricultural product inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies. The Company also uses exchange-traded futures and options and OTC swaps and options as components of merchandising strategies designed to enhance margins. The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures contracts and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets.

Derivatives, including exchange-traded contracts and forward commodity purchase or sale contracts, and inventories of certain merchandisable agricultural products, which include amounts acquired under deferred pricing contracts, are stated at fair value. Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2024 and December 31, 2023 (in millions).

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$166	$186	$187	$122
Commodity Contracts	959	926	1,343	957
Total	$1,125	$1,112	$1,530	$1,079

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2024 and 2023 (in millions).

		Cost of	Other (income) expense - net	Interest
	Revenues	products sold		expense	Total
Three Months Ended September 30, 2024
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(7)	$20	$(63)	$—
Commodity Contracts	—	(17)	—	—
Total gain (loss) recognized in earnings	$(7)	$3	$(63)	$—	$(67)

Three Months Ended September 30, 2023
Pre-tax gains (losses) on:
Foreign Currency Contracts	$1	$(38)	$96	$—
Commodity Contracts	—	168	—	—
Total gain (loss) recognized in earnings	$1	$130	$96	$—	$227

		Cost of	Other (income) expense - net	Interest
	Revenues	products sold		expense	Total
Nine Months Ended September 30, 2024
Pre-tax gains (losses) on:
Foreign Currency Contracts	$11	$(197)	$(2)	$—
Commodity Contracts	—	158	—	—
Total gain (loss) recognized in earnings	$11	$(39)	$(2)	$—	$(30)

Nine Months Ended September 30, 2023
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(25)	$210	$123	$—
Commodity Contracts	—	643	—	—
Debt Conversion Option	—	—	—	6
Total gain (loss) recognized in earnings	$(25)	$853	$123	$6	$957

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

Derivatives Designated As Hedging Instruments

The Company had certain derivatives designated as cash flow and net investment hedges as of September 30, 2024 and December 31, 2023. In addition, the Company had certain derivatives designated as fair value hedges as of September 30, 2024.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash Flow Hedges

For derivative instruments that are designated and qualify as highly-effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flow that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of AOCI and as an operating activity in the Consolidated Statements of Cash Flows, and is reclassified into earnings in the same line item affected by the hedged transaction in the same period or periods during which the hedged transaction affects earnings. Hedge components excluded from the assessment of effectiveness and gains and losses related to discontinued hedges are recognized in the Consolidated Statements of Earnings during the current period.

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

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 59 million bushels of corn per month. During the past 12 months, the Company hedged between 12% and 33% of its monthly grind. At September 30, 2024, the Company had designated hedges representing between 3% and 30% of its anticipated monthly grind of corn for the next 12 months.

The Company uses futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures and options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 76% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At September 30, 2024, the Company had designated hedges representing between 7% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 39% and 70% of the anticipated monthly natural gas consumption at the designated facilities. At September 30, 2024, the Company had designated hedges representing between 29% and 43% of the anticipated monthly natural gas consumption over the next 12 months.

As of September 30, 2024 and December 31, 2023, the Company had after-tax gains of $39 million and $42 million in AOCI, respectively, related to gains and losses from these programs. The Company expects to recognize $39 million of the September 30, 2024 after-tax gains in its Consolidated Statements of Earnings during the next 12 months.

Fair Value Hedges

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt is recognized in the Consolidated Statements of Earnings during the current period. The terms of the interest rate swaps match the terms of the underlying debt. The Company executed fixed to floating rate interest swaps with an aggregate notional amount of $500 million as of September 30, 2024. As of September 30, 2024, the Company had pre-tax gains of $28 million in other current assets and a corresponding offset to the underlying debt for the same amount with no net impact to earnings.

Net Investment Hedges

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in foreign subsidiaries against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $400 million and $800 million as of September 30, 2024 and December 31, 2023, respectively and foreign exchange forwards with an aggregate notional amount of

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$1.9 billion and $2.1 billion as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had after-tax losses of $27 million and $5 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2024 and December 31, 2023 (in millions).

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Commodity Contracts	$6	$—	$16	$—
Foreign Currency Contracts	—	36	—	22
Interest Rate Contracts	28	—	—	—
Total	$34	$36	$16	$22

The following tables set forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2024 and 2023 (in millions).

Cost of products sold

Three Months Ended September 30, 2024
Pre-tax gains (losses) on:
Commodity Contracts	$(49)
Three Months Ended September 30, 2023
Pre-tax gains (losses) on:
Commodity Contracts	$(132)

Cost of products sold

Nine Months Ended September 30, 2024
Pre-tax gains (losses) on:
Commodity Contracts	$(52)
Nine Months Ended September 30, 2023
Pre-tax gains (losses) on:
Commodity Contracts	$(277)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has designated $725 million (€650 million) of its outstanding long-term debt and commercial paper borrowings at September 30, 2024 and December 31, 2023 as hedges of its net investment in a foreign subsidiary. As of September 30, 2024 and December 31, 2023, the Company had after-tax gains of $204 million and $212 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Note 7.    Other Current Assets

The following table sets forth the items in other current assets (in millions).

	September 30,	December 31,
	2024	2023
Unrealized gains on derivative contracts	$1,159	$1,546
Margin deposits and grain accounts	563	560
Customer omnibus receivable	894	1,052
Financing receivables - net (1)	214	237
Insurance premiums receivable	95	61
Prepaid expenses	341	445
Biodiesel tax credit	219	119
Tax receivables	424	491
Non-trade receivables	282	304
Other current assets	58	167
	$4,249	$4,982
(1) The Company provides financing to certain suppliers, primarily Brazilian farmers, to finance a portion of the suppliers’ production costs. The amounts are reported net of allowances of $5 million and $6 million at September 30, 2024 and December 31, 2023, respectively. Interest earned on financing receivables was $3 million and $13 million for the three and nine months ended September 30, 2024, respectively, and $4 million and $14 million for the three and nine months ended September 30, 2023, respectively, and is included in interest and investment income in the Consolidated Statements of Earnings.

Note 8.    Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables (in millions).

	September 30,	December 31,
	2024	2023
Unrealized losses on derivative contracts	$1,148	$1,101
Accrued compensation	350	439
Income tax payable	161	284
Other taxes payable	218	172
Insurance claims payable	92	73
Contract liability	365	626
Other accruals and payables	1,337	1,381
	$3,671	$4,076

Note 9.    Debt and Financing Arrangements

At September 30, 2024, the fair value of the Company’s long-term debt, excluding current portion, was $7.5 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards), compared to a carrying value of $7.6 billion.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At September 30, 2024, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $12.5 billion, of which $8.7 billion was unused. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.5 billion of commercial paper outstanding at September 30, 2024.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.8 billion in funding resulting from the sale of accounts receivable, with $0.7 billion unused capacity as of September 30, 2024. See Note 15. Sale of Accounts Receivable for further information on the Programs.

Note 10.    Income Taxes

The Company’s effective tax rate was 83.3% and 23.3% for the three and nine months ended September 30, 2024, respectively, compared to 20.1% and 17.9% for the three and nine months ended September 30, 2023, respectively. The increase in the effective tax rate in each period was primarily due to the impairment of the Company’s investment in Wilmar.

The Organization for Economic Cooperation and Development’s Pillar Two initiative introduced a 15% global minimum tax applied on a country-by-country basis that has been enacted in certain jurisdictions in which the Company operates, with effective dates starting in 2024. In most of the jurisdictions in which the Company operates, the effective tax rates are above the 15% global minimum tax threshold. Global minimum tax did not have a significant impact for the three and nine months ended September 30, 2024 and is not expected to have a significant impact for the year ending December 31, 2024.

The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete. Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. The Company does not anticipate the total amount of unrecognized tax benefits will change significantly over the next twelve months. Given the long periods of time involved in resolving tax positions, the Company does not expect the recognition of unrecognized tax benefits will have a material impact on the Company’s effective tax rate in any given period.

In the year ended December 31, 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment of $122 million, including interest, from the Netherlands tax authority challenging the transfer pricing aspects of a business reorganization implemented in the year ended December 31, 2009. On July 11, 2024, the Tax Court of Appeals issued a ruling decreasing the assessment to $52 million, including interest. The Company decided not to appeal the decision further, and therefore the Tax Court of Appeals order is final. As of September 30, 2024, the Company has accrued the final assessed amount.

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

On March 28, 2024, the Company received an interim delivery of 8,880,986 shares at an average share price of $60.596 or $538 million in aggregate. The Prepayment Amount initially recorded in additional paid in capital was partially reclassified to

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reinvested earnings for the $538 million amount repurchased. On April 15, 2024, the Company received a final delivery of 7,325,733 shares at an average share price of $63.045, or $462 million in aggregate, as final settlement of the ASR transaction and the amount was reclassified to reinvested earnings.

As of September 30, 2024, the Company had 14.8 million remaining shares under its existing share repurchase program.

Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2024 and 2023 (in millions).

	Three Months Ended September 30, 2024
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
Balance at June 30, 2024	$(2,818)	$57	$(113)	$(6)	$(2,880)
Other comprehensive income (loss) before reclassifications	143	(46)	(5)	—	92
Gain (loss) on net investment hedges	(142)	—	—	—	(142)
Amounts reclassified from AOCI	—	49	(3)	—	46
Tax effect	34	8	2	—	44
Net of tax amount	35	11	(6)	—	40
Balance at September 30, 2024	$(2,783)	$68	$(119)	$(6)	$(2,840)

	Nine Months Ended September 30, 2024
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Total
Balance at December 31, 2023	$(2,539)	$158	$(108)	$2	$(2,487)
Other comprehensive income (loss) before reclassifications	(219)	(167)	(6)	(7)	(399)
Gain (loss) on net investment hedges	(33)	—	—	—	(33)
Amounts reclassified from AOCI	—	52	(9)	—	43
Tax effect	8	25	4	(1)	36
Net of tax amount	(244)	(90)	(11)	(8)	(353)
Balance at September 30, 2024	$(2,783)	$68	$(119)	$(6)	$(2,840)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the reclassifications out of AOCI for the three and nine months ended September 30, 2024 and 2023 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in the Consolidated Statements of Earnings
Details about AOCI components	2024	2023	2024	2023
Deferred Gain (Loss) on Hedging Activities
	$48	$132	$52	$277	Cost of products sold
	48	132	52	277	Earnings before income tax
	(14)	(29)	(14)	(55)	Income tax expense
	$34	$103	$38	$222	Net earnings
Pension Liability Adjustment
Amortization of defined benefit pension items:
Prior service loss (credit)	$(4)	$(4)	$(14)	$(21)	Other (income) expense-net
Actuarial losses	1	1	5	(17)	Other (income) expense-net
	(3)	(3)	(9)	(38)	Earnings before income tax
	—	(3)	2	(12)	Income tax expense
	$(3)	$(6)	$(7)	$(50)	Net earnings

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 12.    Other (Income) Expense – Net

The following table sets forth the items in other (income) expense for the three and nine months ended September 30, 2024 and 2023 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Gains on sale of assets	$—	$(1)	$(7)	$(33)
Other – net	(58)	(34)	(85)	(83)
Other (Income) Expense – Net	$(58)	$(35)	$(92)	$(116)

Gains on sale of assets in the three and nine months ended September 30, 2024 and 2023 consisted of gains on sales of certain assets and disposals of individually insignificant assets in the ordinary course of business.
Other – net in the three and nine months ended September 30, 2024 included the non-service components of net pension benefit income of $4 million and $14 million, respectively, net foreign exchange gains, and net other income. Other – net in the three and nine months ended September 30, 2023 included the non-service components of net pension benefit income of $4 million and $13 million, respectively, net foreign exchange gains, and net other income.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13.    Segment Information

The Company’s operations are organized, managed, and classified into three reportable segments: Ag Services and Oilseeds (AS&O), Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Other Business.

Intersegment sales have been recorded using principles consistent with Topic 606. Operating profit for each reportable segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items and certain corporate items are not allocated to the Company’s individual reportable segments because operating performance of each reportable segment is evaluated by management exclusive of these items. Corporate results principally include unallocated corporate expenses, interest cost net of interest income, and revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies.

Restatement of Certain Segment-Specific Historical Financial Information

As previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, the Company has restated its Consolidated Financial Statements as of December 31, 2023 and for the year then ended. As a result, previously reported financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 in this Note 13. Segment Information, has been updated to reflect the restatements. These restatements do not impact ADM’s Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Shareholders’ Equity as of and for the periods presented.
The following tables set forth the impact of the restatements on intersegment sales and segment operating profit for each of the Company’s three reportable segments for the three and nine months ended September 30, 2023.

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

The Company also is correcting certain segment disclosure presentation errors in prior year periods. In this report, the Company is revising its reconciliation and calculation of total segment operating profit. The revised reconciliation in this Note 13. Segment Information and elsewhere in this report presents a subtotal for total segment operating profit that is equal to the sum of the segment operating profit reported for each of the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments. Amounts for other business and specified items, which previously were reflected in the calculation of total segment operating profit, are now reflected as reconciling items, similar to Corporate, between total segment operating profit and earnings before income taxes.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present adjustments to intersegment sales and segment operating profit amounts for the three and nine months ended September 30, 2023 for each reportable segment.

Impact of the Restatement on the Ag Services and Oilseeds Segment

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2023 (Restated)	September 30, 2023 (Restated)

Intersegment revenues, as originally reported	$1,164	$3,519
Intersegment pricing adjustments	—	2
Intersegment classification adjustments	(532)	(1,447)
Additional intersegment classification adjustments	(38)	(388)
Intersegment revenues, as restated	$594	$1,686

Segment operating profit, as originally reported	$848	$3,112
Intersegment pricing adjustments	—	1
Segment operating profit, as restated	$848	$3,113

Impact of the Restatement on the Carbohydrate Solutions Segment

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2023 (Restated)	September 30, 2023 (Restated)

Intersegment revenues, as originally reported	$159	$1,336
Intersegment pricing adjustments	8	30
Intersegment classification adjustments	278	(12)
Additional intersegment revenue classifications	(213)	(628)
Intersegment revenues, as restated	$232	$726

Segment operating profit, as originally reported	$460	$1,036
Intersegment pricing adjustments	8	30
Segment operating profit, as restated	$468	$1,066

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impact of the Restatement on the Nutrition Segment

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2023 (Restated)	September 30, 2023 (Restated)
Intersegment revenues, as originally reported	$67	$231
Intersegment pricing adjustments	—	—
Intersegment classification adjustments	(47)	(141)
Additional intersegment classification adjustments	(9)	(55)
Intersegment revenues, as restated	$11	$35

Segment operating profit, as originally reported	$138	$468
Intersegment pricing adjustments	(8)	(31)
Segment operating profit, as restated	$130	$437

For more information about the Company’s reportable segments, refer to Note 17 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Information for the Three and Nine Months ended September 30, 2024 and 2023

The following table reflects results of operations of the Company’s reportable segments (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Revenues from external customers
Ag Services and Oilseeds
Ag Services	$9,653	$10,198	$32,597	$35,259
Crushing	2,869	3,352	9,046	10,515
Refined Products and Other	2,567	2,929	7,999	9,128
Total Ag Services and Oilseeds	15,089	16,479	49,642	54,902
Carbohydrate Solutions
Starches and Sweeteners	2,192	2,448	6,559	7,660
Vantage Corn Processors	716	877	1,925	2,583
Total Carbohydrate Solutions	2,908	3,325	8,484	10,243
Nutrition
Human Nutrition	1,004	900	3,029	2,802
Animal Nutrition	827	884	2,546	2,688
Total Nutrition	1,831	1,784	5,575	5,490
Total segment revenues from external customers	19,828	21,588	63,701	70,635
Other Business	109	107	331	322
Total revenues from external customers	$19,937	$21,695	$64,032	$70,957
Intersegment revenues(1)
Ag Services and Oilseeds	$463	$594	$1,320	$1,686
Carbohydrate Solutions	247	232	680	726
Nutrition	23	11	55	35
Total intersegment revenues	$733	$837	$2,055	$2,447
Segment operating profit(1)
Ag Services and Oilseeds	$480	$848	$1,803	$3,113
Carbohydrate Solutions	452	468	1,057	1,066
Nutrition	105	130	298	437
Total segment operating profit	1,037	1,446	3,158	4,616
Other Business (loss) earnings	(17)	46	200	229
Corporate(2)	(409)	(390)	(1,254)	(1,105)
Specified items:
(Gain) loss on sales of assets	1	(2)	1	10
Impairment and restructuring charges	(504)	(69)	(517)	(190)
Earnings before income taxes	$108	$1,031	$1,588	$3,560
(1)Amounts presented for Intersegment revenues and Segment operating profit for the three and nine months ended September 30, 2023 reflect the restatements described above.
(2)Includes restructuring costs of $12 million and $5 million for the nine months ended September 30, 2024 and 2023, respectively. Includes restructuring costs of $2 million for the three months ended September 30, 2023.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Asset Impairment, Exit, and Restructuring Costs

Asset impairment and exit costs in the three and nine months ended September 30, 2024 were $507 million and $517 million, respectively. These costs primarily include a $461 million impairment charge related to the Company’s investment in Wilmar, within the Ag Services and Oilseeds segment, and a $43 million impairment charge related to the discontinued animal nutrition trademarks, within the Nutrition segment, presented as specified items for the three and nine months ended September 30, 2024. Restructuring charges for the nine months ended September 30, 2024 were $15 million and primarily related to employee severance. No restructuring charges were recognized in the three months ended September 30, 2024.

Asset impairment and exit costs in the three and nine months ended September 30, 2023 were $74 million and $120 million, respectively. These costs primarily include impairment charges of $37 million and $62 million for the three and nine months ended September 30, 2023, respectively. Impairment charges primarily related to discontinued animal nutrition trademarks in the Nutrition segment and are presented as specified items. Restructuring charges for the three and nine months ended September 30, 2023 were $5 million and $26 million, respectively, and primarily related to employee severance.

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

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales of accounts receivable. The Company acts as a servicer for the transferred receivables. At September 30, 2024 and December 31, 2023, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of September 30, 2024 and December 31, 2023, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s Consolidated Balance Sheets was $2.1 billion and $1.6 billion, respectively. Total receivables sold were $34.9 billion and $41.2 billion for the nine months ended September 30, 2024 and 2023, respectively. Cash collections from customers on receivables sold were $34.0 billion and $40.7 billion for the nine months ended September 30, 2024 and 2023, respectively. All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and the collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables. As of September 30, 2024 and December 31, 2023, receivables pledged as collateral to the Purchasers was $0.7 billion and $1.1 billion, respectively.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $22 million and $76 million for the three and nine months ended September 30, 2024, respectively, and $11 million and $45 million for the three and nine months ended September 30, 2023, respectively, which is classified as selling, general, and administrative expenses in the Consolidated Statements of Earnings.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16.     Supplier Finance Programs

The Company has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded that its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP continue to be classified in trade payables in the Company’s Consolidated Balance Sheets and in operating activities in its Consolidated Statements of Cash Flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 90 days of the invoice date. As of September 30, 2024 and December 31, 2023, the Company’s outstanding payment obligations that suppliers had elected to sell to the financial institutions were $293 million and $274 million, respectively.

Changes to the outstanding payment obligations were as follows (in millions).

Nine Months Ended
September 30, 2024
Opening balance, December 31, 2023	$274
Obligations confirmed	799
Obligations paid	(780)
Closing balance, September 30, 2024	$293

Note 17.    Legal Proceedings

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 10. Income Taxes for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Intersegment Sales Investigations

On June 30, 2023, the Company received a voluntary document request from the United States Securities and Exchange Commission (“SEC”) relating to intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments, and subsequently received additional document requests from the SEC. In response, the Company engaged external counsel, assisted by a forensic accounting firm, to conduct an internal investigation, overseen by the Audit Committee of the Company’s Board of Directors, which is separately advised by external counsel (the “Investigation”). The Company is cooperating with the SEC. Following the Company’s January 21, 2024 announcement of the Investigation, the Company received document requests from the Department of Justice (“DOJ”) focused primarily on the same subject matter, and the DOJ directed grand jury subpoenas to certain current and former Company employees. The Company is cooperating with the DOJ. The Company is unable to predict the final outcome of these investigations with any reasonable degree of certainty.

Shareholder Litigation

On January 24, 2024, following the Company’s January 21, 2024 announcement of the investigation relating to intersegment sales, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the Northern District of Illinois against the Company and its Chief Executive Officer, as well as Vikram Luthar and Ray Young. On June 24, 2024, the court-appointed lead plaintiffs filed an amended putative class action complaint against the Company, its Chief Executive Officer, as well as Vikram Luthar, Ray Young, and Vince Macciocchi. Plaintiffs allege false and misleading statements in the Company’s disclosures related to ADM’s Nutrition segment and seek unspecified compensatory and punitive damages. Defendants filed motions to dismiss the amended complaint on August 23, 2024. Beginning on March 29, 2024, purported stockholders of the Company filed four derivative lawsuits in the U.S. District Court for the Northern District of Illinois and the U.S. District Court for the District of Delaware, against the Chief Executive Officer, Vikram Luthar, Ray Young, and certain individual current and former ADM Directors, alleging false and misleading statements in the Company’s proxy statements, breach of fiduciary duty, and corporate waste, among other claims, and seeking unspecified damages. The plaintiffs voluntarily dismissed one of the derivative complaints; the remainder have been consolidated in the U.S. District Court for the District of Delaware. Plaintiffs filed a consolidated shareholder derivative complaint on September 13, 2024. Defendants filed a motion to dismiss the consolidated complaint on November 12, 2024. The Company is unable to predict the final outcome of these proceedings with any reasonable degree of certainty.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying unaudited Consolidated Financial Statements.

Restatement of Previously Issued Consolidated Financial Statements

As described in the Part I, Item 1, Note 13 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023. As a result, the previously reported financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023, in this MD&A has been updated to reflect the restatements. See Item 1, Note 13. Segment Information, in the Consolidated Financial Statements for additional information related to the restatements, including descriptions of the adjustments and the impacts on the Consolidated Financial Statements, as well as a description of certain segment disclosure presentation errors that are being corrected in this report.

Company Overview

Archer-Daniels-Midland Company and its subsidiaries (“ADM” or the “Company”) is an essential global agricultural supply chain manager and processor; a premier human and animal nutrition provider; a trailblazer in groundbreaking solutions to support healthier living; an industry-leading innovator in replacing petroleum-based products; and a leader in sustainability. The Company is one of the world’s leading producers of ingredients for sustainable nutrition. The Company uses its significant global asset base to originate and transport agricultural commodities, connecting to markets in over 190 countries. The Company also processes corn, oilseeds, and wheat into products for food, animal feed, industrial, and energy uses. The Company also engages in the manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, enzymes, botanical extracts, and other specialty food and feed ingredients. The Company uses its global asset network, business acumen, and its relationships with suppliers and customers to efficiently connect the harvest to the home thereby generating returns for its shareholders, principally from margins earned on these activities.

The Company’s operations are organized, managed, and classified into three reportable segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these reportable segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other Business. Financial information with respect to the Company’s reportable segments is set forth in Note 13. Segment Information of “Notes to Consolidated Financial Statements” included in Item 1 “Financial Statements”.

ADM’s recent significant portfolio actions and announcements include:

•the acquisitions in January 2024 of Revela Foods, a Wisconsin-based developer and manufacturer of innovative dairy flavor ingredients and solutions and FDL, a UK-based leading developer and producer of premium flavor and functional ingredient systems. See Note 4. Acquisitions of “Notes to Consolidated Financial Statements” included in Item 1 “Financial Statements” for further information.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Environmental and Social Responsibility

The Company’s policy to protect forests, biodiversity, and communities includes provisions that promote conservation of water resources and biodiversity in agricultural landscapes, promote solutions to reduce climate change and greenhouse gas emissions, and support agriculture as a means to advance sustainable development by reducing poverty and increasing food security. Additionally, the policy confirms ADM’s commitment to protect human rights defenders, whistleblowers, complainants, and community spokespersons; ADM’s aspiration to cooperate with all parties necessary to enable access to fair and just remediation; and the Company’s non-compliance protocol for suppliers. In 2022, the Company achieved full traceability of its direct and indirect sourcing throughout its soy supply chains in Brazil, Paraguay, and Argentina. ADM is committed to eliminating deforestation from all of the Company’s supply chains by end of 2025. In 2023, after a strategic investigation of the impact of conversion of native habitats in its key supply chains, the Company announced its commitment to eliminate conversion of native habitats in high risk areas in South America for direct suppliers of all commodities by end of 2025 and indirect suppliers by 2027, with a December 31, 2025 cutoff date (a date after which conversion of primary native vegetation renders a given area or production unit non-compliant) for both direct and indirect suppliers.

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

The Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. As a result, changes in agricultural commodity prices have relatively equal impacts on both revenues and cost of products sold. Therefore, changes in revenues of these businesses do not necessarily correspond to changes in margins or gross profit. Thus, gross margins per volume or metric ton are more meaningful than gross margins as percentage of revenues.

The Nutrition segment also utilizes agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily correlate to changes in cost of products sold. Therefore, changes in revenues of these businesses may correspond to changes in margins or gross profit. Thus, gross margins rates are more meaningful as a performance indicator in these businesses.

The Company has consolidated subsidiaries in more than 70 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except for certain significant subsidiaries in Switzerland

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The Company measures its performance using key financial metrics including net earnings, adjusted diluted earnings per share (EPS), gross margins, segment operating profit, total segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, return on invested capital, adjusted economic value added, and operating cash flows before working capital. Some of these metrics are not defined by generally accepted accounting principles in the United States (GAAP) and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see “Non-GAAP Financial Measures” on page 44.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Market Factors Influencing Operations or Results in the Three Months Ended September 30, 2024

The Company is subject to a variety of market factors which affect the Company's operating results.

In the Ag Services and Oilseeds segment, Ag Services experienced lower margins in South America that were negatively impacted by take or pay contracts with railroads and smaller crops in places, strong corn volumes in North America on pre-harvest inventory liquidations, and solid volumes and margins in Global Trade. Low river water levels and hurricanes caused some operational disruptions in North America. Global crushing margins were pressured from more global competition than in previous years. Crushing saw low North American industry run rates that included annual maintenance shutdowns in advance of the US harvest that kept meal values firm, and pressured margins in Europe on reduced demands for EU produced crude oils. In Refined Products and Other, oil values in North America were under pressure due to low carbon intensity feedstocks competing in the renewable diesel market and uncertainty around Biodiesel industry policy changes, while Europe results were driven by solid spot margins. Based on the Company’s consideration of available information, the Company determined that its investment in Wilmar was other-than-temporarily impaired at September 30, 2024, and as a result, recorded a pre-tax impairment charge of $461 million in the three months ended September 30, 2024. The Company will continue to monitor Wilmar’s stock price as quoted on the Singapore Exchange, latest consensus analyst forecasts, and other trends to determine if future downward adjustments are necessary.

In the Carbohydrate Solutions segment, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Demand for ethanol was solid supported by the summer driving season. Strong ethanol export demand was due to higher mandates in certain jurisdictions and discretionary blending of ethanol as compared to higher priced oxygenate alternatives. Higher industry production rates kept ethanol stocks relatively unchanged.

In the Nutrition segment, demand was softer in a few food and beverage product categories driven by shifts in consumer discretionary spend. Human Nutrition was impacted by inflation which drove lower demand and decreased volumes in alternative proteins. Demand started to recover in the food, beverage, and dietary supplement categories. In Animal Nutrition, a soft amino acids market driven by price weakness in North America was partially offset by a slightly improved market in Europe, Middle East, and Africa (EMEA). The global feed market saw some modest improvement with continued price weakness of main feed ration commodities, while key livestock prices remained steady. The feed additives market was

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
impacted by volatility on vitamins due to supply disruptions, however overall modestly improving, following the improvement in the feed sector.

Analysis of Results of Operations

Earnings before income taxes decreased $923 million from $1 billion to $108 million primarily driven by a $461 million impairment charge related to the Company’s investment in Wilmar, lower pricing and execution margins, as well as unplanned downtime at key facilities.

Total segment operating profit (a non-GAAP measure) decreased $409 million from $1.4 billion to $1.0 billion due to lower results in Refined Products and Other, Ag Services, Vantage Corn Processors, Crushing, and Human Nutrition, partially offset by higher results in Starches and Sweeteners, Wilmar, and Animal Nutrition. Total segment operating profit (a non-GAAP measure) excluded asset impairment and restructuring charges totaling $504 million, driven by the impairment of $461 million of the Company’s investment in Wilmar. Excluded from total segment operating profit (a non-GAAP measure) in the year-ago quarter was a net charge of $71 million consisting of impairment and restructuring charges totaling $69 million and a loss on the sale of certain assets of $2 million.

Corporate results in the current year quarter were a net charge of $409 million. Charges consisted of $113 million of net interest expense and $306 million of unallocated costs.

Income tax expense decreased $117 million to $90 million. The effective tax rate for the three months ended September 30, 2024 was 83.3% compared to 20.1% for the three months ended September 30, 2023. The increase in the effective tax rate was primarily due to the impairment of the Company’s investment in Wilmar.

Processed volumes by product for the three months ended September 30, 2024 and 2023 were as follows (in metric tons).

	Three Months Ended
	September 30,
(In thousands)	2024	2023	Change
Oilseeds	8,410	8,648	(238)
Corn	4,943	4,507	436
Total	13,353	13,155	198

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in processed oilseeds volumes was primarily related to lower North America and South America crush volumes in the current year quarter. The overall increase in processed corn volumes was primarily related to increased plant reliability in the current period compared to the year-ago period due to unplanned downtime at the Decatur, Illinois plant and the Cedar Rapids, Iowa dry mill.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues by segment for the three months ended September 30, 2024, were as follows (in millions).

	Three Months Ended
	September 30,
	2024	2023	Change
Ag Services and Oilseeds
Ag Services	$9,653	$10,198	$(545)
Crushing	2,869	3,352	(483)
Refined Products and Other	2,567	2,929	(362)
Total Ag Services and Oilseeds	15,089	16,479	(1,390)

Carbohydrate Solutions
Starches and Sweeteners	2,192	2,448	(256)
Vantage Corn Processors	716	877	(161)
Total Carbohydrate Solutions	2,908	3,325	(417)

Nutrition
Human Nutrition	1,004	900	104
Animal Nutrition	827	884	(57)
Total Nutrition	1,831	1,784	47
Total Segment Revenues	19,828	21,588	(1,760)

Other Business	109	107	2

Total Revenues	$19,937	$21,695	$(1,758)

Revenues and cost of products sold in a commodity merchandising and processing business are significantly correlated to the underlying commodity prices and volumes. During periods of significant changes in commodity prices, the underlying performance of the Company is better evaluated by looking at margins. Revenues and cost of products sold, particularly in the Ag Services and Oilseeds segment, generally have a relatively equal impact from market price changes, which generally result in an insignificant impact to gross profit.

Revenues decreased $1.8 billion to $19.9 billion driven by lower sales prices ($3.5 billion), partially offset by higher sales volumes ($1.7 billion). Lower sales prices of alcohol, biodiesel, corn, soybeans, and wheat were partially offset by higher sales volumes of corn, sorghum and milo, wheat, and soybeans. Ag Services and Oilseeds revenues decreased 8% to $15.1 billion driven by lower sales prices ($3.0 billion), partially offset by higher sales volumes ($1.6 billion). Carbohydrate Solutions revenues decreased 13% to $2.9 billion driven by lower sales prices ($524 million), partially offset by higher sales volumes ($106 million). Nutrition revenues increased 3% to $1.8 billion driven by higher sales volumes ($65 million), partially offset by lower sales prices ($18 million).

Cost of products sold decreased $1.3 billion to $18.6 billion due principally to lower average commodity costs. Manufacturing expenses increased $124 million to $1.9 billion driven by increases in maintenance expenses due to work performed at Ag Services & Oilseeds facilities in Decatur, Illinois and Spiritwood, North Dakota, among others, increased salaries and benefits due to salary increases, higher depreciation expenses, and higher operating supplies driven by increases in EMEA, partially offset by decreases in energy costs particularly driven by lower energy pricing in EMEA.

Foreign currency translation decreased revenues by $102 million and decreased cost of products sold by $86 million.

Gross profit decreased $445 million, or 25%, to $1.4 billion driven by lower margins in Ag Services and Oilseeds ($360 million), Vantage Corn Processors ($65 million) and Starches and Sweeteners ($33 million), partially offset by higher

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
margins in Human Nutrition ($2 million), Animal Nutrition ($8 million), and Other Business ($8 million). See the segment operating profit discussion on page 43 for further information.

Selling, general, and administrative expenses increased $90 million to $905 million driven by higher legal and financing fees, higher salary and benefit costs due to increased employee headcount, and increased amortization of intangibles due to the Company’s previous investment in computer software and intangibles acquired in business combinations, which were partially offset by decreased incentive compensation driven by lower Company performance and reduced provisions for bad debt.

Asset impairment, exit, and restructuring costs increased $428 million to $507 million. Charges in the current year quarter of $507 million primarily included a $461 million impairment charge related to the Company’s investment in Wilmar and a $43 million impairment charge related to discontinued animal nutrition trademarks, presented as specified items. Charges in the year-ago quarter consisted of $74 million of impairments related to certain long-lived assets and intangibles and $3 million of restructuring, presented as specified items, and restructuring of $2 million in Corporate.

Equity in earnings of unconsolidated affiliates increased $51 million to $134 million driven by higher earnings from the Company’s investments in Wilmar, Almidones Mexicanos S.A., and Skyland Grain, LLC, partially offset by lower earnings from the Company’s investment in Olenex Sarl.

Interest and investment income decreased $15 million to $137 million driven by lower interest income for ADM Investor Services due to lower customer balances.

Interest expense increased $19 million to $174 million driven by the increased use of the Company’s commercial paper borrowing programs.

Other income — net increased $23 million to $58 million driven by higher net foreign exchange gains, an absence of a contingent loss adjustment when compared to the year-ago period, partially offset by lower gains on sales of individually insignificant assets in the ordinary course of business than the year-ago period.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, for the three months ended September 30, 2024 and 2023 as follows (in millions).

	Three Months Ended
	September 30,
	2024	2023	Change
Earnings before income taxes	$108	$1,031	$(923)
Other Business (earnings) loss	17	(46)	63
Corporate	409	390	19
Specified Items:
(Gain) loss on sale of assets	(1)	2	(3)
Impairment and restructuring charges	504	69	435
Total Segment Operating Profit	$1,037	$1,446	$(409)

Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$107	$226	$(119)
Crushing	187	250	(63)
Refined Products and Other	124	337	(213)
Wilmar	62	35	27
Total Ag Services and Oilseeds	$480	$848	$(368)

Carbohydrate Solutions
Starches and Sweeteners	$455	$403	$52
Vantage Corn Processors	(3)	65	(68)
Total Carbohydrate Solutions	$452	$468	$(16)

Nutrition
Human Nutrition	$86	$118	$(32)
Animal Nutrition	19	12	7
Total Nutrition	$105	$130	$(25)

In the Ag Services and Oilseeds segment, the segment operating profit decreased 43%, driven by more stable global supply and demand conditions and continued low commodity pricing, leading to tighter margins and lower operating profits. Ag Services results were lower year-over-year. In South America, results were driven by lower origination volumes and margin compression due to the industry's concern about fulfilling the take or pay agreements and slow farmer selling. North American results were comparatively reduced by lower insurance proceeds received in the current year and decreased export demand. Crushing results were lower than the high previous year as North America saw significant planned and unplanned downtimes, limiting execution opportunities, and lower oil values caused in part by an increase in imports of used cooking oil used as low carbon intensity renewable diesel feedstock. During the current year quarter, negative mark-to-market timing impacts in Crushing were significantly lower than in the year-ago quarter. EMEA soy crush margins were improved, driven by delays of imports from South America. South American soy crush margins were also higher, supported by increased oil prices due to strong demand. The current quarter also included $24 million of insurance proceeds for the partial settlement of the Decatur East and West insurance claims related to incidents in 2023. Refined Products and Other (RPO) results were lower, as the margin structure in North America and EMEA has normalized from historically high levels in the year-ago quarter. Mark-to-market timing impacts affected current year quarter RPO results versus positive impacts in the year-ago quarter. Prior year benefited significantly from positive biodiesel timing effects. Equity earnings from Wilmar increased compared to the year-ago quarter.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the Carbohydrate Solutions segment, the segment operating profit decreased 3%. Starches and Sweeteners results were higher year-over-year driven by strong starches and sweeteners margins, higher volumes supported by high utilization rates across the network, and $47 million of insurance proceeds for the partial settlement of the Decatur West insurance claims related to an incident that occurred in 2023, partially offset by lower corn oil margins. Vantage Corn Processors results declined year-over-year as ethanol inventory values declined throughout the quarter on higher industry inventories and production.

In the Nutrition segment, the segment operating profit decreased 19%. Human Nutrition results were lower than the year-ago quarter. In Flavors, higher sales volumes in EMEA and contributions from acquisitions led to higher results. In Specialty Ingredients, lower soy protein sales volumes due to the 2023 Decatur East incident led to lower profits, partially offset by $25 million of insurance proceeds for the partial settlement of the 2023 Decatur East incident insurance claims and changes in inventory adjustments compared to the prior year quarter. In Health and Wellness, lower profits were driven by inventory reserve adjustments due primarily to changes in customer demand fulfillment, non-recurring benefits in the year-ago quarter, costs associated with the closure of a joint venture, and softer margins within prebiotics, offset by stronger growth in biotics and botanicals. Animal Nutrition results were higher compared to the year-ago quarter as cost optimization efforts and lower input costs bolstered margins.

In Other Business, the operating profit decreased $63 million. Captive insurance results were lower due to $112 million in claim settlements, which included partial settlements of $96 million for the Decatur East and West insurance claims. ADM Investor Services results were lower due to decreased interest income.

Corporate results for the three months ended September 30, 2024 and 2023 were as follows (in millions).

	Three Months Ended
	September 30,
	2024	2023	Change
Interest expense-net	(113)	$(98)	$(15)
Unallocated corporate function costs	(306)	(298)	$(8)
Expenses related to acquisitions	—	(3)	3
Restructuring charges	—	(2)	2
Other income — net	10	11	(1)
Total Corporate	$(409)	$(390)	$(19)

Interest expense-net increased $15 million driven by higher financing costs due to increased commercial paper balances. Unallocated corporate function costs increased $8 million driven by increases in legal and professional fees and securitization fees, partially offset by a decrease in incentive compensation. Other income — net in the current year quarter included foreign exchange gains of $39 million and the non-service components of net pension benefit income of $4 million, partially offset by railroad maintenance expenses of $28 million. Other income — net in the prior-year quarter included foreign exchange gains and the non-service components of net pension benefit income of $4 million, partially offset by railroad maintenance expenses of $26 million.

Non-GAAP Financial Measures

The Company uses adjusted net earnings, adjusted diluted EPS, EBITDA, adjusted EBITDA, and total segment operating profit, non-GAAP financial measures as defined by the SEC, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items. Adjusted diluted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. EBITDA is defined as earnings before interest on borrowings, taxes, and depreciation and amortization. Adjusted EBITDA is defined as earnings before interest on borrowings, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of income tax expense, interest expense on

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
borrowings and depreciation and amortization to net earnings. Total segment operating profit is defined as ADM’s consolidated earnings before income taxes, adjusted for Other business, Corporate, and specified items.

Management believes that adjusted net earnings, adjusted diluted EPS, EBITDA, adjusted EBITDA, and total segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted diluted EPS, EBITDA, adjusted EBITDA, and total segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS, and earnings before income taxes, the most directly comparable amounts reported under GAAP. The table on page 43 provides a reconciliation of total segment operating profit to earnings before income taxes for the three months ended September 30, 2024 and 2023.

In this report, the Company is revising its reconciliation and calculation of total segment operating profit. The revised reconciliation in Note 13. Segment Information presents a subtotal for total segment operating profit that is equal to the sum of the segment operating profit reported for each of the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments. Amounts for other business and specified items, which previously were reflected in the calculation of total segment operating profit, are now reflected as reconciling items, similar to Corporate, between total segment operating profit and earnings before income taxes.

The table below provides a reconciliation of net earnings to adjusted net earnings and diluted EPS to adjusted diluted EPS for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024		2023
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	483		540
Net earnings and reported EPS (fully diluted)	$18	$0.04	$821	$1.52
Adjustments:
(Gain) Loss on sale of assets and businesses	(1)	—	2	—
Impairment and restructuring charges and contingency provisions - net of tax of $4 million in 2024 and $17 million in 2023 (1)	500	1.03	54	0.10
Expenses related to acquisitions	—	—	3	0.01
Certain discrete tax adjustments	13	0.02	—	—
Total adjustments	512	1.05	59	0.11
Adjusted net earnings and adjusted diluted EPS	$530	$1.09	$880	$1.63
(1) Tax effected using the U.S. and other applicable tax rates.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The tables below provide a reconciliation of net earnings to EBITDA and adjusted EBITDA for the three months ended September 30, 2024 and 2023 (in millions).

	Three Months Ended
	September 30,
	2024	2023
Net earnings	$18	$821
Net earnings (losses) attributable to noncontrolling interests	—	3
Income tax expense	90	207
Interest expense	124	97
Depreciation and amortization	288	261
EBITDA	520	1,389
(Gain) loss on sales of assets and businesses	(1)	2
Expenses related to acquisitions	—	3
Railroad maintenance expenses	28	26
Impairment and restructuring charges and contingency provisions	504	71
Adjusted EBITDA	$1,051	$1,491

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Market Factors Influencing Operations or Results in the Nine Months Ended September 30, 2024

The Company is subject to a variety of market factors which affect the Company's operating results.

In the Ag Services and Oilseeds segment, following two years of very favorable market conditions, several headwinds in the agriculture cycle led to more normalized results throughout the entire value chain. Ag Services experienced slow South American farmer selling through much of the current year period, low demand for North American exports, and low margins in all regions with the move to a carry market. Crushing saw depressed oil values primarily driven by used cooking oil imports and increased industry capacity. In Refined Products and Other, oil values in North America were under pressure due to low carbon intensity feedstocks competing in the renewable diesel market and uncertainty around the lack of guidance on Biodiesel industry policy changes. Based on the Company’s consideration of available information, the Company determined that its investment in Wilmar was other-than-temporarily impaired at September 30, 2024, and as a result, recorded a pre-tax impairment charge of $461 million in the nine months ended September 30, 2024. The Company will continue to monitor Wilmar’s stock price as quoted on the Singapore Exchange, latest consensus analyst forecasts, and other trends to determine if future downward adjustments are necessary.

In the Carbohydrate Solutions segment, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Strong export demand for ethanol helped offset higher industry production to minimize the imbalance between supply and demand.

In the Nutrition segment, demand was softer in a few food and beverage product categories driven by shifts in consumer discretionary spend. Human Nutrition was impacted by inflation which drove lower demand and decreased volumes in alternative proteins. Demand has started to recover in the food, beverage, and dietary supplement categories. In Animal Nutrition, a soft amino acids market driven by price weakness in North America was partially offset by a slightly improved market in EMEA. The global feed market saw some modest improvement with continued price weakness of main feed ration commodities, while key livestock prices remained steady. The feed additives market was impacted by volatility on vitamins due to supply disruptions, however overall modestly improving, following the improvement in the feed sector.

Analysis of Results of Operations

Earnings before income taxes decreased $2.0 billion from $3.6 billion to $1.6 billion primarily driven by lower pricing and execution margins, as well as the $461 million impairment charge related to the Company’s investment in Wilmar .

Total segment operating profit (a non-GAAP measure) decreased $1.5 billion to $3.2 billion due to lower results in Refined Products and Other, Ag Services, Crushing, Human Nutrition, and Vantage Corn Processors, partially offset by higher results in Wilmar, Animal Nutrition, and Starches and Sweeteners. Total segment operating profit (a non-GAAP measure) excluded asset impairment and restructuring charges totaling $517 million, driven by the impairment of $461 million of the Company’s investment in Wilmar. Excluded from total segment operating profit (a non-GAAP measure) in the year-ago period was a net charge of $180 million consisting of charges totaling $190 million related to the impairment of certain assets, restructuring, and a contingency/settlement, partially offset by gains on the sale of certain assets of $10 million.

Corporate results in the current period were a net charge of $1.3 billion. Charges consisted of $351 million of net interest expense and $903 million of unallocated costs.

Income taxes decreased $266 million to $370 million. The Company’s effective tax rate for the nine months ended September 30, 2024 was 23.3% compared to 17.9% for the nine months ended September 30, 2023. The increase in the effective tax rate was primarily due to the impairment of the Company’s investment in Wilmar.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Processed volumes by product for the nine months ended September 30, 2024 and 2023 were as follows (in metric tons).

	Nine Months Ended
	September 30,
(In thousands)	2024	2023	Change
Oilseeds	26,669	26,058	611
Corn	13,833	13,349	484
Total	40,502	39,407	1,095

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds processed volumes was primarily related to improved crush rates in South America and EMEA in the current period compared to lower crush rates in the year-ago period due to inclement weather, unplanned downtime, and reduced capacity due to the Russian-Ukraine war. The overall increase in processed corn volumes was primarily related to increased plant reliability in the current year period compared to lower volumes in the year-ago period due to unplanned downtime at the Decatur, Illinois plant.

Revenues by segment for the nine months ended September 30, 2024 and 2023 were as follows (in millions).

	Nine Months Ended
	September 30,
	2024	2023	Change
Ag Services and Oilseeds
Ag Services	$32,597	$35,259	$(2,662)
Crushing	9,046	10,515	(1,469)
Refined Products and Other	7,999	9,128	(1,129)
Total Ag Services and Oilseeds	49,642	54,902	(5,260)

Carbohydrate Solutions
Starches and Sweeteners	6,559	7,660	(1,101)
Vantage Corn Processors	1,925	2,583	(658)
Total Carbohydrate Solutions	8,484	10,243	(1,759)

Nutrition
Human Nutrition	3,029	2,802	227
Animal Nutrition	2,546	2,688	(142)
Total Nutrition	5,575	5,490	85
Total Segment Revenues	63,701	70,635	(6,934)

Other Business	331	322	9

Total Revenues	$64,032	$70,957	$(6,925)

Revenues and cost of products sold in a commodity merchandising and processing business are significantly correlated to the underlying commodity prices and volumes. During periods of significant changes in commodity prices, management believes that margins can be a helpful indicator of the Company’s underlying performance because both revenues and cost of products

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
sold, particularly in Ag Services and Oilseeds, generally have a relatively equal impact from commodity price changes, which generally result in an insignificant impact to gross profit.

Revenues decreased $6.9 billion to $64.0 billion driven by lower sales prices ($12.1 billion), partially offset by higher sales volumes ($5.2 billion). Lower sales prices of oils, soybeans, corn, and meal, and lower sales volumes of farming materials and alcohol, were partially offset by higher sales volumes of soybeans, wheat, oils, sorghum and milo, and corn. Ag Services and Oilseeds revenues decreased 10% to $49.6 billion driven by lower sales prices ($10.5 billion), partially offset by higher sales volumes ($5.2 billion). Carbohydrate Solutions revenues decreased 17% to $8.5 billion driven by lower sales prices ($1.7 billion) and lower sales volumes ($38 million). Nutrition revenues increased 2% to $5.6 billion driven by higher sales volumes ($7 million) and higher sales prices ($79 million).

Cost of products sold decreased $5.6 billion to $59.6 billion due principally to lower average commodity costs. Manufacturing expenses increased $58 million to $5.6 billion due principally to increases in maintenance expenses due to work performed at Ag Services & Oilseeds facilities in Decatur, Illinois and Spiritwood, North Dakota, among others, increased salaries and benefits due to salary increases, higher depreciation expenses, and increased legal, professional, and other fees, partially offset by decreases in energy costs particularly driven by lower energy pricing in EMEA and operating supplies decreases within Carbohydrate Solutions.

Foreign currency translation decreased revenues by $153 million and decreased cost of products sold by $117 million.

Gross profit decreased $1.4 billion, or 23%, to $4.4 billion due principally to lower margins in Ag Services and Oilseeds ($1.2 billion), Human Nutrition ($88 million), Starches and Sweeteners ($69 million), and Vantage Corn Processors ($41 million), partially offset by higher margins in Animal Nutrition ($51 million), and Other Business ($45 million). See the segment operating profit discussion on page 50 for further information.

Selling, general, and administrative expenses increased $226 million to $2.8 billion driven by higher legal and financing fees, higher salary and benefit costs due to increased employee headcount, and increased amortization of intangibles due to the Company’s previous investment in computer software and intangibles acquired in business combinations, partially offset by decreased incentive compensation driven by lower Company performance and reduced provisions for bad debt.

Asset impairment, exit, and restructuring costs increased $386 million to $532 million. Charges in the current year period of $532 million primarily included a $461 million impairment charge related to the Company’s investment in Wilmar and a $43 million impairment charge related to discontinued animal nutrition trademarks, presented as specified items, and $12 million of restructuring costs presented within Corporate. Charges in the year-ago period consisted of $120 million of impairments related to certain long-lived assets and intangible assets and $21 million of restructuring, presented as specified items, and $5 million of restructuring costs presented within Corporate.

Equity in earnings of unconsolidated affiliates increased $90 million to $498 million driven by higher earnings from the Company’s investments in Wilmar, Almidones Mexicanos S.A., Skyland Grain, LLC, and Hungrana Kft., partially offset by lower earnings from ADM’s investments in Olenex Sarl and Stratas Foods LLC.

Interest and investment income decreased $28 million to $400 million driven by a valuation loss related to an investment in alternative protein and precision fermentation and lower interest rates for ADM Investor Services, partially offset by higher interest income within Corporate driven by higher interest rates and balances within money-market accounts.

Interest expense increased $45 million to $527 million driven by increased use of the Company’s commercial paper borrowing programs.

Other income — net decreased $24 million to $92 million driven by lower gains on sales of individually insignificant assets in the ordinary course of business than the year-ago period and lower net foreign exchange gains. This decrease was partially offset by favorable adjustments to contingent loss reserves.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, for the nine months ended September 30, 2024 and 2023 as follows (in millions).

	Nine Months Ended
	September 30,
	2024	2023	Change
Earnings before income taxes	$1,588	$3,560	$(1,972)
Other Business (earnings) loss	(200)	(229)	29
Corporate	1,254	1,105	149
Specified Items:
(Gain) loss on sale of assets	(1)	(10)	9
Impairment and restructuring charges	517	190	327
Total Segment Operating Profit	$3,158	$4,616	$(1,458)

Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$461	$954	$(493)
Crushing	632	901	(269)
Refined Products and Other	431	1,026	(595)
Wilmar	279	232	47
Total Ag Services and Oilseeds	$1,803	$3,113	$(1,310)

Carbohydrate Solutions
Starches and Sweeteners	$1,039	$1,017	$22
Vantage Corn Processors	18	49	(31)
Total Carbohydrate Solutions	$1,057	$1,066	$(9)

Nutrition
Human Nutrition	$265	$441	$(176)
Animal Nutrition	33	(4)	37
Total Nutrition	$298	$437	$(139)

In the Ag Services and Oilseeds segment, segment operating profit decreased 42%. Ag Services results are down from the prior-year period. South America Origination margins decreased driven by lower origination volumes and margin compression due to the industry's concern about fulfilling the take or pay agreements and slow farmer selling. North America Origination continues to see weak export demand and a carry market has contributed to slow farmer selling limiting trade opportunities. Execution in destination marketing as well as effective risk management continued to deliver strong Global Trade results though lower than the prior year period. Crushing results were lower than the prior-year period, particularly in North America. Increased industry capacity pressured Crush margins and increased supply of competing low carbon intensity feedstocks affected margins. The current quarter also included $24 million of insurance proceeds for the partial settlement of the Decatur East and West insurance claims related to incidents in 2023. RPO results were down from the year-ago period. North America margins compressed due to increased used cooking oil imports. Europe biodiesel benefited from high spot margins due to supply shortage. Wilmar earnings were higher versus the prior-year period.

In the Carbohydrate Solutions segment, segment operating profit decreased 1%. Starches and Sweeteners results were higher year-over-year driven by improved cost position on higher utilization rates, higher joint-venture earnings, and $47 million of insurance proceeds for the partial settlement of the Decatur West insurance claims related to an incident that occurred in 2023. Increased profits were offset by lower margins, driven by moderating margins in the EMEA region and in North American

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
wheat and lower domestic ethanol margins due to strong industry production. Vantage Corn Processors results declined year-over-year as decreased pricing of ethanol led to lower margins.

In the Nutrition segment, segment operating profit decreased 32%. Human Nutrition results were lower than the prior-year period, as impacts in Specialty Ingredients related to unplanned downtime at Decatur East and a normalizing texturants market negatively impacted margins, partially offset by $25 million of insurance proceeds for the partial settlement of the 2023 Decatur East incident insurance claims and changes in inventory adjustments compared to the prior year period. In Health and Wellness, lower profits were driven by inventory reserve adjustments due primarily to changes in customer demand fulfillment, non-recurring benefits in the year-ago period, and softer margins within prebiotics, offset by stronger growth in biotics and botanicals. Animal Nutrition results were higher compared to the prior-year period, as amino acids market recovery, cost optimization efforts and lower input costs bolstered margins.

In Other Business, operating profit decreased $29 million, driven by lower Captive insurance results due to $112 million in claim settlements, which included partial settlements of $96 million for the Decatur East and West insurance claims.

Corporate results for the nine months ended September 30, 2024 and 2023 were as follows (in millions).

	Nine Months Ended
	September 30,
	2024	2023	Change
Interest expense-net	$(351)	$(326)	(25)
Unallocated corporate function costs	(903)	(808)	(95)
Expenses related to acquisitions	(4)	(6)	2
Gain on debt conversion option	—	6	(6)
Restructuring charges	(12)	(5)	(7)
Other income — net	16	34	(18)
Total Corporate	$(1,254)	$(1,105)	$(149)

Corporate results were a net charge of $1.3 billion in the current period compared to a net charge of $1.1 billion in the year-ago period. Interest expense-net increased $25 million driven by increased borrowings and interest rates on the Company’s commercial paper borrowing programs and increased interest expense relating to uncertain tax positions. Unallocated corporate function costs increased $95 million driven by increases in legal and professional fees and securitization fees. Gain on debt conversion option in the prior-year period was related to the mark-to-market adjustment of the conversion option of the exchangeable bonds issued in August 2020. Other income — net in the current period included the non-service components of net pension benefit income of $14 million and foreign exchange gains of $67 million, partially offset by railroad maintenance expenses of $32 million and valuation losses of approximately $18 million in the Company’s ADM Ventures portfolio. Other income — net in the prior-year period included the non-service components of net pension benefit income of $13 million and foreign exchange gains, partially offset by railroad maintenance expenses of $28 million.

Non-GAAP Financial Measures

The Company uses adjusted net earnings, adjusted diluted EPS, EBITDA, adjusted EBITDA, and total segment operating profit, non-GAAP financial measures as defined by the SEC, to evaluate the Company’s financial performance. These performance measures are not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items. Adjusted diluted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items. EBITDA is defined as earnings before interest on borrowings, taxes, and depreciation and amortization. Adjusted EBITDA is defined as earnings before interest on borrowings, taxes, depreciation, and amortization, adjusted for specified items. The Company calculates adjusted EBITDA by removing the impact of specified items and adding back the amounts of income tax expense, interest expense on borrowings and depreciation and amortization to net earnings. Total segment operating profit is defined as ADM’s consolidated earnings before income taxes, adjusted for Other business, Corporate, and specified items.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that adjusted net earnings, adjusted diluted EPS, EBITDA, adjusted EBITDA, and total segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted diluted EPS, EBITDA, adjusted EBITDA, and total segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS, and earnings before income taxes, the most directly comparable amounts reported under GAAP. The table on page 50 provides a reconciliation of total segment operating profit to earnings before income taxes for the nine months ended September 30, 2024 and 2023.

In this report, the Company is revising its reconciliation and calculation of total segment operating profit. The revised reconciliation in Note 13. Segment Information presents a subtotal for total segment operating profit that is equal to the sum of the segment operating profit reported for each of the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments. Amounts for other business and specified items, which previously were reflected in the calculation of total segment operating profit, are now reflected as reconciling items, similar to Corporate, between total segment operating profit and earnings before income taxes.

The table below provides a reconciliation of net earnings to adjusted net earnings and diluted EPS to adjusted diluted EPS for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024		2023
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	497		546
Net earnings and reported EPS (fully diluted)	$1,233	$2.48	$2,918	$5.35
Adjustments:
Gain on sales of assets and businesses - net of tax of $3 million in 2023(1)	(1)	—	(7)	(0.02)
Impairment and restructuring charges and contingency provisions - net of tax of $6 million in 2024 and $43 million in 2023 (1)	523	1.06	152	0.28
Expenses related to acquisitions - net of tax of $1 million in 2024 and $1 million in 2023 (1)	3	0.01	5	0.01
Gain on debt conversion option	—	—	(6)	(0.01)
Certain discrete tax adjustments	30	0.06	3	0.01
Total adjustments	555	1.13	147	0.27
Adjusted net earnings and adjusted diluted EPS	$1,788	$3.61	$3,065	$5.62
(1) Tax effected using the U.S. and other applicable tax rates.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The tables below provide a reconciliation of net earnings to EBITDA and adjusted EBITDA for the nine months ended September 30, 2024 and 2023 (in millions).

	Nine Months Ended
	September 30,
	2024	2023
Net earnings	$1,233	$2,918
Net earnings (losses) attributable to non-controlling interests	(15)	6
Income tax expense	370	636
Interest expense	375	321
Depreciation and amortization	854	782
EBITDA	2,817	4,663
Gains on sales of assets and businesses	(1)	(10)
Expenses related to acquisitions	4	6
Railroad maintenance expenses	32	28
Impairment and restructuring charges and contingency provisions	529	195
Adjusted EBITDA	$3,381	$4,882

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

At September 30, 2024, the Company’s capital resources included shareholders’ equity of $22.0 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.5 billion, of which $8.7 billion was unused. Of the Company’s total lines of credit, $5.0 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.5 billion of commercial paper outstanding at September 30, 2024.

As of September 30, 2024, the Company had $784 million of cash and cash equivalents, $517 million of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.5 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

As of September 30, 2024, the Company had total available liquidity of $9.5 billion comprised of cash and cash equivalents and unused lines of credit with a well-diversified group of primarily investment-grade institutions. The Company believes that cash flows from operations, cash and cash equivalents on hand, and unused lines of credit will be sufficient to meet its ongoing liquidity requirements for at least the next twelve months.

Operating cash flows

Cash provided by operating activities was $2.5 billion and $1.9 billion for the nine months ended September 30, 2024 and 2023, respectively.

The increase in cash provided by operating activities is primarily driven by changes in net working capital. Changes in net working capital are driven by changes in segregated investments, changes in inventory, changes in trade payables and changes in payables to brokerage customers. Segregated investments increased $257 million compared to an increase of $1.2 billion in the prior-year period driven by higher interest rates. Inventories decreased $1.2 billion compared to decrease of $3.5 billion in the prior year-period reflecting lower commodity pricing. Trade payables decreased $1.4 billion compared to a decrease of $2.6 billion in the prior-year period, reflecting lower commodity pricing. Brokerage payables decreased $249 million compared to a decrease of $1.6 billion in the prior-year period driven by decreased trading activity in the Company’s futures commission and brokerage business.

Investing cash flows

Net cash used in investing activities was $2.0 billion and $1.1 billion for the nine months ended September 30, 2024 and 2023, respectively.

Net cash used in investing activities for the nine months ended September 30, 2024 included additions to property, plant and equipment of $1.1 billion and business acquisitions net of cash acquired of $936 million, and investments in affiliates of $44 million, partially offset by proceeds from sale of assets of $31 million.

Net cash used in investing activities for the nine months ended September 30, 2023 included additions to property, plant and equipment of $1.1 billion, partially offset by proceeds from sale of assets of $21 million.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing cash flows

Net cash used in financing activities was $1.5 billion and $2.8 billion for the nine months ended September 30, 2024 and 2023, respectively.

Net cash used in financing activities for the nine months ended September 30, 2024 included net borrowings on short-term credit agreements of $1.6 billion. No long-term debt repayments were made in the current period.

Net cash used in financing activities for the nine months ended September 30, 2023 included corporate bond repayments of $963 million and net borrowings on short-term credit agreements of $379 million. It also included proceeds from debt of $500 million related to the $500 million aggregate principle amount of 4.500% Notes due 2033 that were issued in April 2023.

Share repurchases for the nine months ended September 30, 2024 and 2023 were $2.3 billion and $1.1 billion, respectively.

Dividends paid for the nine months ended September 30, 2024 and 2023 were $744 million and $738 million, respectively.

Financial ratios

At September 30, 2024, the Company had a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1. Included in working capital was $6.1 billion of readily marketable commodity inventories.

The Company’s ratio of long-term debt to total capital (the sum of long-term debt of $7.6 billion and shareholders’ equity of $22.0 billion in 2024 and the sum of long-term debt of $8.3 billion and shareholders’ equity of $24.1 billion in 2023) was 26% and 25% at September 30, 2024 and December 31, 2023, respectively.

The Company’s ratio of net debt (the sum of short-term debt of $1.7 billion, current maturities of long-term debt of $725 million, and long-term debt of $7.6 billion less the sum of cash and cash equivalents of $784 million and short-term marketable securities of none in 2024 and the sum of short-term debt of $105 million, current maturities of long-term debt of $1 million, and long-term debt of $8.3 billion less the sum of cash and cash equivalents of $1.4 billion and short-term marketable securities of none in 2023) to capital (the sum of net debt of $9.3 billion and shareholders’ equity of $22.0 billion in 2024 and the sum of net debt of $7.0 billion and shareholders' equity of $24.1 billion in 2023) was 30% and 22% at September 30, 2024 and December 31, 2023, respectively.

Credit ratings

As of November 2024, the three major credit rating agencies maintained the Company’s credit ratings at investment grade levels with a negative outlook from two of the credit rating agencies.

Stock repurchase program

On March 12, 2024, the Company entered into an accelerated share repurchase (“ASR”) transaction agreement with Merrill Lynch International, an affiliate of BofA Securities, Inc., to repurchase $1.0 billion of ADM common stock as part of ADM’s existing share repurchase program to repurchase up to 200 million shares through December 31, 2024. On March 28, 2024, the Company received an interim delivery of 8,880,986 shares at an average share price of $60.596, or $538 million in aggregate. On April 15, 2024, the Company received a final delivery of 7,325,733 shares at an average share price of $63.045, or $462 million in aggregate, as final settlement of the ASR transaction. See Note 11. Shareholders’ Equity within “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information. As of September 30, 2024, the Company had 14.8 million shares remaining that may be repurchased under its stock repurchase program until December 31, 2024.

Accounts receivable securitization program

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.8 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
sheet assets (see Note 15. Sale of Accounts Receivable within “Notes to Consolidated Financial Statements” included in Item 1 herein, “Financial Statements” for more information and disclosures on the Programs). As of September 30, 2024, the Company had $0.7 billion unused capacity of its facility under the Programs.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2024 and December 31, 2023 were $14.1 billion and $14.0 billion, respectively. As of September 30, 2024, the Company expects to make payments related to purchase obligations of $11.9 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the three months ended September 30, 2024.

Off Balance Sheet Arrangements

There were no material changes in the Company’s off balance sheet arrangements during the three months ended September 30, 2024.

Critical Accounting Policies and Estimates

There were no material changes in the Company’s critical accounting policies and estimates during the three months ended September 30, 2024. For a description of the Company’s critical accounting policies, estimates, and assumptions used in the preparation of the Company’s financial statements, see Part II, Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II, Item 8, of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

ARCHER-DANIELS-MIDLAND COMPANY
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates. Significant changes in market risk sensitive instruments and positions for the three months ended September 30, 2024 are described below. There were no material changes during the period in the Company’s potential loss arising from changes in foreign currency exchange rates and interest rates.

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

In addition to measuring the hypothetical loss resulting from an adverse two standard deviation move in market prices (assuming no correlations) over a one-year period using VaR, sensitivity analysis is performed measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices. The highest, lowest, and average weekly position together with the market risk from a hypothetical 10% adverse price change is as follows (in millions).

	Nine Months Ended		Year ended
	September 30, 2024		December 31, 2023
Long/(Short)	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$543	$54	$498	$50
Lowest position	(265)	(27)	(6)	(1)
Average position	158	16	125	13

The change in fair value of the average position was due to the overall increase in average quantities, partially offset by the decrease in prices of certain commodities.

ARCHER-DANIELS-MIDLAND COMPANY
CONTROLS AND PROCEDURES
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were not effective as of September 30, 2024, due to the material weakness described below.

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

Remediation Plan

The Company is implementing enhancements to its internal controls to remediate the identified material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for intersegment sales and to enhance the reliability of its financial statements with respect to the pricing and reporting of such sales. Specifically, the Company has (i) enhanced the Company’s accounting policies with respect to the measurement of intersegment sales and (ii) improved its documentation of the Company’s pricing guidelines for intersegment sales. In addition, (i) the design and documentation of the execution of pricing and measurement controls for segment disclosure purposes and projected financial information used in impairment analyses have been enhanced, and testing of these controls will continue throughout the balance of the year; and (ii) training for relevant personnel on the measurement of intersegment sales and application of relevant accounting guidance to intersegment sales and segment disclosures has been provided and remains ongoing.

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

Changes in Internal Control Over Financial Reporting

The Company is undertaking upgrades to its IT platforms and, in particular, certain of its enterprise resource planning (ERP) systems on a worldwide basis, which is expected to occur in phases over the next several years. The Company did not have any further deployments of updated ERP systems during the quarter ended September 30, 2024.

Except for the material weakness described above and the related remediation measures that are being implemented, there have been no changes in internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the nine months ended September 30, 2024, the Company completed the acquisitions of Revela, FDL, PT, and TNS. As a result of the acquisitions, the Company is in the process of reviewing the internal control structures of these businesses and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired businesses.

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 10. Income Taxes within“Notes to Consolidated Financial Statements” included in Part I, Item 1 herein, “Financial Statements,” for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues. In accordance with applicable accounting standards, the Company records a liability in its Consolidated Financial Statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the Consolidated Financial Statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice. The Company’s estimated loss or range of loss with respect to loss contingencies may change from time to time, and it is reasonably possible the Company will incur actual losses in excess of the amounts currently accrued and such additional amounts may be material. While the Company continues to work with parties with respect to potential resolution, no assurance can be given that it will be successful in doing so and the Company cannot predict the outcome of these matters. See Note 17. Legal Proceedings within “Notes to Consolidated Financial Statements” included in Part I, Item 1 herein, “Financial Statements,” for information on the Company’s legal proceedings which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, as supplemented by the risk factors set forth below.

The Company faces risks related to international conflicts, acts of terrorism or war, or other geopolitical events, such as the ongoing Russia-Ukraine war, Israel-Hamas war, sanctions, and other economic disruptions.

ADM’s assets and operations could be subject to extensive property damage, business disruption, loss in value, nationalization and expropriation as a result of geopolitical conflicts, acts of terrorism (e.g. purposeful adulteration of the Company’s products), and war, as well as any sanctions or embargoes resulting from these events. The assets and operations located in the region affected by the war between Russia and Ukraine are at an increased risk of property damage, inventory loss, business disruption, and expropriation. In addition, the Company may not be able to realize any financial or other benefits from its investments in Russia due to ongoing sanctions or actions of the Russian government. The Black Sea region is a major exporter of wheat and corn to the world, and the disruption of supply may continue to cause volatility in volumes, prices, and margins of these commodities and related products. While the Company has a robust trade sanctions compliance program, there is a risk that ADM and its related parties could trade with a sanctioned partner due to the number of sanctions taken against Russia. Trade receivables may be at risk of higher defaults, and other third-party risks could affect ADM’s ability to obtain inputs if suppliers are unable to perform or face insolvency, as certain supplies may not be attainable due to sanctions and/or restrictions on cross-border payment transactions. The Company could be materially impacted if, in the worst-case scenario, the conflict in Ukraine advances to other countries. The risk to ADM’s business from the war in Israel could increase if it expands into other countries. In such circumstances, trade policies and the Company’s critical global supply chain and logistical networks could be affected, impairing the Company’s ability to satisfy contractual obligations and impacting working capital requirements. Insurance may not adequately cover these risks. In addition, provisions for certain products that ADM produces, particularly those that support the food services channels, could be materially impacted. The Company continues to monitor risks associated with the conflict between Russia and Ukraine and the conflict in Israel along with the Red Sea and other political tensions and evaluate alternatives to reduce the impacts of these risks.

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION
The Company’s failure to successfully complete its ongoing implementations of new enterprise resource planning (ERP) systems and upgrades of its information technology (IT) systems could have a material and adverse effect on the Company’s business, financial condition and results of operations.

The Company is undertaking upgrades to its IT platforms and, in particular, certain of its ERP systems on a worldwide basis, which is expected to occur in phases over the next several years. These upgrades include making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools. The Company is also engaged in implementations of new ERP systems which has required and will continue to require significant investments of human and financial resources. The Company’s strategy for pursuing these upgrades and implementations will likely evolve over time and may increase the time or expense involved in completing these projects. In implementing new ERPs, the Company may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into its current systems. Any significant disruption or deficiency in the design and implementation of any ERP may adversely affect the Company’s ability to operate its business, or maintain effective disclosure controls and internal control over financial reporting. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, such as ERPs, delays in the Company’s timeline for planned improvements, significant system failures or the Company’s inability to successfully modify its IT systems, policies, procedures or monitoring tools to respond to changes in its business needs in the past have caused and in the future may cause disruptions in the Company’s business operations, increase security risks, including the risk of cybersecurity breaches, and may have a material and adverse effect on the Company’s business, financial condition and results of operations.

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended September 30, 2024 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Under the Company’s current stock repurchase program, subject to applicable law, share repurchases may be made from time to time in open market transactions or privately negotiated transactions.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
July 1, 2024 to
July 31, 2024	—	—	—	14,764,049
August 1, 2024 to
August 31, 2024	—	—	—	14,764,049
September 1, 2024 to
September 30, 2024	11,144	61.42	—	14,764,049
Total	11,144	61.42	—	$14,764,049

(1)Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced share repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended September 30, 2024, there were 11,144 shares received as payments for the withholding taxes on vested restricted stock awards.

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

ITEM 5.    OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2024.

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.	Description	SEC Document Reference
(3)(i)	Composite Certificate of Incorporation, as amended.	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001.
(3)(ii)	Bylaws, as amended through November 2, 2022.	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023).
(10.1)	Offer Letter, by and between the Company and Monish Patolawala.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2024.
(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(101)	Inline XBRL file set for the Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” and for the information under Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.	Filed herewith.
(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY
(Registrant)

Dated:	November 18, 2024	/s/ M. Patolawala
M. Patolawala
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)