Form 10-K
period 2024-12-31
Archer-Daniels-Midland Co
filed 2025-02-20
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Common Stock, no par value—$28.8 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 28, 2024)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—479,707,071 shares
(February 14, 2025)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

ARCHER-DANIELS-MIDLAND COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

ARCHER-DANIELS-MIDLAND COMPANY
PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland Company (the "Company" or "ADM") unlocks the power of nature to enrich the quality of life. The Company is an essential global agricultural supply chain manager and processor, providing food security by connecting local needs with global capabilities. ADM is a premier human and animal nutrition provider, offering one of the industry's broadest portfolios of ingredients and solutions from nature. The Company is a trailblazer in health and well-being, with an industry-leading range of products for consumers looking for new ways to live healthier lives. ADM is a cutting-edge innovator, guiding the way to a future of new consumer and industrial solutions. ADM is a leader in sustainability, scaling across entire value chains to help decarbonize the multiple industries it serves. Around the globe, the Company's innovation and expertise are meeting critical needs while nourishing quality of life and supporting a healthier planet.

The Company works with thousands of growers in the world’s most productive agricultural regions to purchase their crops. The Company uses its integrated global network of elevators, trucks, railcars, barges and ships to move those crops from areas of supply to areas of demand, and transforms many of those raw commodities into a broad array of products serving customers spanning food, feed, fuel, industrial, and consumer products.

ADM is a pillar of the global food supply system, playing a critical role in helping billions of people to obtain access to the fundamental nutrition they need. From staple foods, such as flour, oils, and sweeteners, to innovative alternatives like plant-based meat and dairy and lower-sugar, fat and salt solutions, ADM offers the industry’s broadest portfolio of food and beverage solutions. The Company is also a leader in animal nutrition, innovating in a world where more and more people want to feed their pets with the same kind of clean, simple, and healthy products that they eat themselves, and consumers expect livestock and poultry to be fed and raised naturally, humanely, and sustainably.

ADM is a global leader in health and well-being, with an industry-leading range of probiotics, enzymes, supplements, and more to meet the needs of consumers looking for new ways to live healthier lives.

The Company is also leading the way to a future of new consumer and industrial solutions from nature. With unparalleled expertise and capacity in precision fermentation, ADM is reimagining the world of lubricants, adhesives, home and personal care products, and more.

ADM also has significant investments and joint ventures that aim to expand or enhance the market for its products or offer other benefits including, but not limited to, geographic or product-line expansion.

The continued demand from customers for sustainably sourced products is a growth driver for ADM, and the Company invests in and supports sustainability efforts to enhance the long-term resilience of farmers, agriculture and critical supply chains, including the global food system. ADM’s Board of Directors actively oversees the Company’s sustainability strategy through a board-level Sustainability and Technology Committee (Sustainability Committee), and ADM’s Chief Sustainability Officer is part of the core strategy team and reports to the Chief Executive Officer and Chair of the Board.

Utilizing ADM’s unique position in the agricultural value chain, including relationships with farmers around the globe and an unparalleled origination, transportation, and processing network, the Company works with growers by supporting them with personalized services and innovative technologies and partnering with them to develop and enhance conservation practices, including a goal of enrolling five million regenerative agriculture acres by the end of 2025. The Company is actively working to improve the efficiency of its facilities and vehicles, finding alternative uses for waste, reusing and recycling water, and sequestering carbon at its onsite capture and storage facility. These efforts are helping advance ADM’s Strive 35 commitments to, by 2035, reduce absolute Scope 1 and 2 greenhouse gas (GHG) emissions by 25% from a 2019 baseline, reduce absolute Scope 3 GHG emissions by 25% from a 2021 baseline, increase use of low-carbon energy sources to 25% of total energy used, reduce absolute water withdrawal by 10%, and achieve a 90% landfill diversion rate.

As a global organization, the Company is strongly committed to a culture of inclusion and belonging. ADM fundamentally values the differences between individuals and believes a variety of perspectives and backgrounds support innovation, growth, and value creation.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
The Company’s innovation and expertise are helping people live healthier lives and support a stronger future. The Company’s globally-integrated footprint combines with local insights to give ADM capabilities few other companies have to meet critical global needs.

Segment Descriptions

The Company’s operations are organized, managed, and classified into three reportable business segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable business segments, as defined by the applicable accounting standard, and are classified within either Corporate or Other Business. Financial information with respect to the Company’s reportable business segments is set forth in Part II. Item 8. Note 17. Segment and Geographic Information.

Ag Services and Oilseeds

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, fuel, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable diesel and other customers or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. The Company engages in various structured trade finance activities to leverage its global trade flows.

The Company has a 22.5% equity interest in Wilmar International Limited ("Wilmar"), a Singapore publicly listed company. Wilmar is a leading global agribusiness group headquartered in Asia engaged in the businesses of packaged oils and packaged foods, oil palm cultivation, oilseeds crushing, edible oils refining, sugar milling and refining, specialty fats, oleo chemicals, biodiesel and fertilizers manufacturing, and grains processing.

The Company has a 32.2% equity interest in Pacificor. Pacificor owns and operates grain export elevators in Kalama, Washington and Portland, Oregon.

The Company has a 50.0% equity interest in SoyVen, a joint venture between ADM and Cargill to provide soybean meal and oil for customers in Egypt.

The Company has a 37.5% equity interest in Olenex Sarl ("Olenex"), a joint venture between ADM and Wilmar that produces and sells a comprehensive portfolio of edible oils and fats to customers around the globe. In addition, Olenex markets refined oils and fats from the Company’s plants in the Czech Republic, Germany, the Netherlands, Poland, and the U.K.
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

The Company has a 50.0% equity interest in Terminal de Grãos Ponta da Montanha S.A., a joint venture between ADM and Viterra, that provides grain receiving, storage, and shipping services for the Agribusiness segment in Brazil.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
The Company has a 50.0% equity interest in Gradable, LLC, a joint venture between ADM and Farmers Business Network, offering a digital grain procurement platform that enables farmers and buyers to confidently pursue and derive value from grain produced using sustainable and regenerative practices.

The Company is a supplier of raw materials to Wilmar, Stratas Foods LLC, Edible Oils Limited, SoyVen, and Olenex.

Carbohydrate Solutions

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers and ethanol for use in gasoline due to its ability to increase octane as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids, which are used in various food and industrial products. The Carbohydrate Solutions segment is a leader in carbon capture and sequestration. By continuing to advance additional carbon capture and sequestration initiatives and projects aimed at replacing coal power and steam generation with lower emissions power, the Carbohydrate Solutions segment is well positioned to benefit from the replacement of essential materials historically made from fossil fuels with plant-based alternatives.

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

Nutrition

The Nutrition segment serves various end markets including food, beverages, and nutritional supplements for humans, and complete feed, feed premix and additives, pet food and pet treats for livestock, aquaculture, and pets. The segment engages in the creation, manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, flavors and colors derived from nature, flavor systems, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, and other specialty food and feed ingredients and systems. The Nutrition segment also includes activities related to the procurement, processing, and distribution of edible beans, the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods.

The Company has a 45.3% equity interest in Vimison S.A. de C.V., a leader in the animal nutrition industry in Mexico.

The Company has 50% equity interests in ADM Matsutani LLC and Matsutani Singapore Pte. Ltd., joint ventures for the worldwide sales and marketing of Fibersol.

The Company has a 50% equity interest in ADM Vland Biotech Shandong Co., Ltd., which manufactures and commercializes human probiotics in Greater China. As of December 31, 2024, this joint venture ceased operations and has started liquidation actions.

The Company has a 42.8% equity interest in Dusial S.A., a leader in the complete feed industry in Southwest of France.

The Company has a 34.3% equity interest in Vitafort ZRT, a leading company in the Hungarian animal feed market.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
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

Concentration of Revenues by Product

The following products accounted for 10% or more of revenues for the following periods:

	% of Revenues
	Year Ended December 31
	2024	2023	2022
Soybeans	19%	18%	17%
Soybean Meal	12%	13%	12%
Corn	12%	12%	14%

Status of New Products

The Company continues to expand its market footprint and business growth through the continuous development of its portfolio and optimization of production systems. Internal capabilities and acquisitions expand the Company’s ability to unlock the potential of nature and serve customers’ evolving and expanding needs through its offerings of innovative ingredients for all segments.

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

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Some of the principal crops that ADM sources and processes present specific climate change risks. For example, South American soy and global palm present risks of deforestation due to their proximity to the forest and other high-carbon-value landscapes. In addition, when not managed appropriately, row crops such as corn, soy, wheat, and canola present environmental risks such as water quality impairment, erosion, soil degradation, and GHG emissions. However, these crops also present an opportunity to combat climate change through their ability to sequester carbon in the soil using regenerative agricultural practices. In 2022, ADM launched its “re: generations” program to engage and encourage growers in its supply chain to implement regenerative agriculture practices. In the first year of the program, the Company exceeded its goal to enroll one million acres. The Company has since expanded its regenerative agriculture program to cover more than 2.8 million acres across 18 U.S. states and Canada and has also extended the program into new geographies, launching regenerative agriculture projects in Europe and South America, with a goal to enroll five million acres globally by the end of 2025.

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

Trademarks, Brands, Recipes, and other Intellectual Property

The Company owns trademarks, brands, recipes, and other intellectual property including patents, with a net book value of $660 million as of December 31, 2024. More than 90% of these intangibles are in the Nutrition segment which is not materially dependent upon any individual trademark, brand, recipe or other intellectual property.

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

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Competition

The Company has significant competition in the markets in which it operates based principally on price, foreign exchange rates, quality, global supply, and alternative products, some of which are made from different raw materials than those utilized by the Company. Given the commodity-based nature of many of its businesses, the Company, on an ongoing basis, focuses on managing unit costs and improving efficiency through technology improvements, productivity enhancements, and regular evaluation of the Company’s asset portfolio. The Company’s Nutrition business is a vertically integrated business that provides ingredients and solutions for humans, animals, and pets in a highly competitive environment with a variety of companies offering the same products and services. The industry includes ingredient suppliers, contract manufacturers, global fast moving consumer goods companies, and private label brands, as well as smaller companies that specialize in specific niche markets. The Company focuses on staying ahead of the curve in terms of innovation and science-based solutions, building direct-to-consumer sales channels and focusing on consumer needs, expanding into new markets, building strategic partnerships, leveraging data and technology, and building a strong distribution network.

Research, Creation, Design, and Development (R&D)

R&D expense, net of reimbursements of government grants, for the year ended December 31, 2024 was $269 million.

The Company is committed to global health and sustainable products, recognizing the interconnectedness of human, animal, and environmental health. ADM’s R&D efforts focus on creating science-based products, solutions, and technologies aligned with macro trends in food security, sustainable processes, health, and personalized nutrition. The Company strategically invests in R&D across the entire nutrition value chain by leveraging its access to innovative processes and product optimization. The R&D team is also engaged in BioSolutions initiatives which are a key part of ADM’s commitment to utilize its value chain to reduce its carbon footprint, redesign core products with sustainable alternatives, and explore new markets.

The Company is dedicated to transforming aspirations into solutions and brand innovation. The integration of interdisciplinary experts in biology, chemistry, physiology, nutrition, agronomy, and product development provides a competitive edge.

R&D teams are closely connected to customers and the global markets. Targeted product development leverages innovative ingredients and ADM’s existing portfolio across different segments. R&D innovation centers across three continents enable the rapid transformation of ideas into products. An external network of collaborators, including customers, key opinion leaders, start-ups, and academia amplifies the Company’s scientific excellence.

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

Environmental, Social, and Governance (ESG)

The Company knows that the health of our natural resources is critical to our future, and that its commitment to sustainable practices will result in a stronger ADM and a better world. ADM is committed to being a force for change in developing innovative, sustainable solutions in agriculture, food and nutrition, industrial and consumer products, energy, and packaging materials while pursuing ways to continually improve the Company’s efforts in both protecting the environment and enhancing environmental sustainability. The United Nations Development Programme created the Sustainable Development Goals (SDG) blueprint as a universal call to action to end poverty, protect the planet, and ensure that all people enjoy peace and prosperity. ADM focuses its efforts toward goals that align with its business objectives and allow the Company to make the greatest contribution towards the achievement of the SDGs, specifically Zero Hunger, Clean Water and Sanitation, Decent Work and Economic Growth, Climate Action, and Life On Land.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Governance

The Sustainability and Technology Committee of the Board actively oversees the Company’s objectives, goals, strategies, and activities relating to sustainability. The Sustainability Committee also oversees the Company’s compliance with sustainability laws and regulations, assesses performance relating to industry benchmarks, and assists the Board of Directors in overseeing the Company’s operations as a sustainable organization and responsible corporate citizen in order to enhance shareholder value and protect ADM’s reputation. The Company’s Chief Sustainability Officer, Senior Vice President of Global Operations, and Chief Technology Officer regularly attend committee meetings as management representatives. The Executive Council of ADM, the Company’s highest strategic and operational body, provides close supervision of the Company’s ESG efforts and in-depth review of sustainability issues. Furthermore, regional sustainability teams, along with the corporate sustainability team, support the Chief Sustainability Officer to drive sustainability efforts in the Company’s facilities and supply chains around the world. ADM’s sustainability efforts are also supported by functional expertise throughout the Company such as in Operations and Utilities, Supply Chain and Procurement, Agricultural Services and Oilseeds, and Environmental Health and Safety (EHS).

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

ADM believes sustainability is critical to its future growth strategy. ADM’s strategic plan of sustainable growth leverages the trends and technologies in sustainability to help the Company grow and create value for its stakeholders. Agricultural Services and Oilseeds is focused on traceability of sourcing and differentiation and working with growers on low carbon agricultural practices and products. Carbohydrate Solutions is focused on decarbonization efforts that increasingly position the segment to offer low-carbon intensity feedstocks for biosolutions and biomaterials, including fuel solutions, to replace petroleum-based products. Nutrition is working with suppliers and customers to identify nature positive solutions that can reduce environmental impact in supply chains. The growth of these projects and businesses will be integral to supporting the objective of helping the planet limit total global warming to the 1.5°C threshold indicated by the United Nations. Additionally, the Company has incorporated the achievement of GHG emission goals and water reuse goals to executive performance measurement to reflect the strategic importance of ESG to its business.

Moreover, ADM has a large industrial footprint and believes it is important to reduce GHG emissions related to its business activities and the entire agricultural supply chain. The Company continues to use internal and external resources to identify opportunities and take action to reduce its GHG emissions globally to meet its continued commitment to mitigate the effects of climate change.

ADM's Strive 35 plan is an ambitious plan to, by 2035, reduce absolute Scope 1 and 2 GHG emissions by 25% from a 2019 baseline, reduce absolute Scope 3 GHG emissions by 25% from a 2021 baseline, increase use of low-carbon energy sources to 25% of total energy used, reduce absolute water withdrawal by 10%, and achieve a 90% landfill diversion rate. To support the Company’s Strive 35 environmental goals, ADM developed a feasibility study with a leading engineering professional services firm that provides the technology pathway for absolute reduction of GHG emissions by 2035. The Company has also committed to develop a global strategy focused on improving community well-being in priority watersheds, including water-stressed areas, by the end of 2025.

As of December 31, 2023, the Company reduced absolute Scope 1 and 2 GHG emissions by 14.7% and reduced Scope 3 GHG emissions by 7.7%. The Company reduced absolute water withdrawal by 4.2%. The Company realized no increase in low carbon energy usage and achieved 86.1% of its waste diverted from landfill.

The Company anticipates spending between $400 million and $500 million on capital projects to achieve the Strive 35 targets. Through December 31, 2024, ADM has spent $297 million on projects in support of these goals since inception, of which $139 million was spent in 2024.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
The Company believes that protection of natural resources, habitats, and biodiversity are important to life and to the Company’s business. ADM is committed to eliminating deforestation from all of the Company’s supply chains in 2025. In 2023, after a strategic investigation of the impact of conversion of native habitats in its key supply chains, the Company announced its commitment to eliminate conversion of native habitats in high risk areas in South America for direct suppliers of all commodities in 2025 and indirect suppliers by 2027, with a 2025 cutoff date (a date after which conversion of primary native vegetation renders a given area or production unit non-compliant) for both direct and indirect suppliers.

During the year ended December 31, 2024, the Company spent $64 million specifically to improve equipment, facilities, and programs for pollution control and in light of requirements of various environmental agencies.

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

Additional Sustainability Disclosures

Program updates, scenario analysis, and metrics and targets are available in ADM’s Corporate Sustainability Report which can be accessed through its website at http://www.adm.com.

References to the Company’s website address in this report are provided as a convenience, and information contained on, or available through, the website is not incorporated by reference. See Available Information section below for more information.

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

Human Capital and Culture

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

The Company’s culture is grounded in its values of integrity, respect, excellence, resourcefulness, teamwork, and responsibility. ADM is a truly global company of approximately 44,000 employees working together to achieve extraordinary results. Talented colleagues can be found in a wide variety of roles – including front-line employees who enable the production of ADM’s products, supply chain experts who deliver to customers all over the world, engineering teams who continuously improve the Company’s operations, sales and commercial teams who work closely with customers, information technology professionals who implement the technologies to enable the Company’s processes, and so many more. ADM continues to develop its workforce to remain relevant and deliver on the Company’s growth aspirations.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
The Company believes that cultivating an inclusive culture of care and continuous learning for our colleagues is a critical priority that assists ADM in its efforts to continue innovating, driving growth through customer focus, and delivering outstanding performance for shareholders. Part of ADM’s vision is to foster an inclusive culture with opportunities for all employees so that all members of its diverse, global workforce belong and make meaningful contributions to the success of each other and the Company. ADM holds an annual Global Week of Understanding, a signature week-long investment focused on continuous learning and strengthening ADM’s culture of belonging. The week features keynote presentations, training programs, roundtable sessions, and onsite activities that foster an environment where all can thrive, and diversity of perspectives are harnessed to fuel innovation and growth.

In support of ADM’s commitment to a productive, diverse, and inclusive workforce, ADM supports Employee Resource Groups (ERGs). These ERGs are voluntary, employee-led groups where colleagues with shared experiences or interests can come together to build a sense of community and engage in personal and professional development. ADM’s ERGs are open to all employees and offer forums for fostering collaboration, connection and belonging.

The following tables set forth information about the Company’s employees as of December 31, 2024.

Number of Employees by Contract and Region

	Salaried	Hourly	Part-Time	Total
North America	10,034	11,171	215	21,420
EMEA	5,985	4,658	540	11,183
South America	2,904	4,511	873	8,288
Asia Pacific	1,817	805	26	2,648
Central America/Caribbean	238	260	6	504
Total	20,978	21,405	1,660	44,043

Number of Employees by Type and Gender

	Male	%	Female	%	Total	%
Full-time	31,799	75%	10,584	25%	42,383	100%
Part-time	672	40%	988	60%	1,660	100%
Total	32,471	74%	11,572	26%	44,043	100%

Percentage of Executive Council and Senior Leadership by Gender

	Percentage
	2024			2023
	Male	Female	Total	Male	Female	Total
Executive Council	69%	31%	100%	67%	33%	100%
Senior Leadership	69%	31%	100%	69%	31%	100%

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

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Employee Development

All ADM employees participate annually in training and development that further increases knowledge, skills, and awareness on important topics. In addition, ADM offers many voluntary training opportunities, including in-person, virtual and on-demand training. Among the offerings are an Ability to Connect Program that cultivates business language skills to foster collaboration and LinkedIn Learning Platform which offers access to over 16,000 courses in 7 languages to support career development. ADM’s leadership development program, Ability to Lead, focuses on enabling innovation, driving productivity, developing talent, change leadership, building trust, and coaching teams for engagement and performance. Additionally, first time and front line leaders are offered a Leadership Essentials program that cultivates effective communication, coaching, and the engagement and retention of talent.

ADM’s early career programs are focused on attracting and cultivating a strong pipeline of early career talent to become future leaders in the organization. Recruitment partnerships with a variety of organizations help ADM to engage with, support, recruit, and hire inclusively, from front line production associates, to interns, to college graduates that begin their career across ADM’s business units, functions and regions.

ADM prides itself in offering an array of career opportunities that include global assignments for its high potential talent, internal career growth for those who wish to learn more, and experiential learning through projects, mentorships, and on-the-job development.

Workplace Safety

ADM is committed to driving a safe and reliable culture that protects its people, its processes and the planet. By fostering a highly engaged workforce that is proactive and relentlessly focused on risk reduction, the Company aims to ensure every colleague returns home safely to their families and the things that matter most.

In 2024, approximately 76% of ADM’s sites completed the year with zero injuries and approximately 89% with no lost workday injuries. The Company’s Total Recordable Incident Rate and Lost Workday Incident Rate, based upon the number of incidents per 100 employees (or per 200,000 work hours), as defined by OSHA, for ADM colleagues (excluding unsupervised contractors) in 2024 were 0.68 and 0.23, respectively. Notably, the Decatur, Illinois complex achieved significant safety improvements in 2024, with zero fatalities or serious injuries.

In 2024, the Company had one ADM colleague fatality and nine serious injuries. The Company continues to take steps to further enhance the safety of its workplaces through occupational safety and process safety improvements and maintains a goal of zero fatalities. Through the guidance of the Environmental, Health, and Safety Technology Center, the Company is advancing impactful occupational and process safety initiatives, including:

–Driving excellence in Life-Critical Standards
–Encouraging proactive use of Stop Work Authority
–Expanding Total Process Safety training at all organizational levels
–Providing focused support to our highest-risk sites

Looking ahead to 2025, ADM is focused on efforts to continue to reduce serious injuries and its total recordable injury rate while strengthening its culture of safety and reliability.

Board Diversity

The Nominating and Corporate Governance Committee strives to recommend nominees who reflect a diversity of background and experience with the necessary skills to effectively perform the functions of the Board and its committees, including the Board's role in overseeing ADM’s strategy and operations. As of December 31, 2024, 58% of ADM’s 12 board members identified as members of underrepresented groups – five are African-American, Hispanic or Asian, and four are women.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Available Information

The Company’s website is http://www.adm.com. ADM’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; directors’ and officers’ Forms 3, 4, and 5; and amendments to those reports, if any, are available, free of charge, through its website, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.

The Company’s Code of Conduct, Corporate Governance Guidelines, and the written charters of the Audit, Compensation and Succession, Nominating and Corporate Governance, and Sustainability and Technology Committees are also available through its website.

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

Information about Our Executive Officers

Certain information with respect to executive officers of the Company as of the date of this filing is set forth below. Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age
Juan R. Luciano	Chair of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015.	63
Monish Patolawala	Executive Vice President and Chief Financial Officer since August 2024. President and Chief Financial Officer of 3M Company from September 2023 to July 2024. Executive Vice President, Chief Financial and Transformation Officer of 3M from October 2021 to September 2023 and Senior Vice President and Chief Financial Officer of 3M from July 2020 to October 2021.	55
Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Carbohydrate Solutions business unit since March 2015.	51
Regina B. Jones	Senior Vice President, General Counsel and Secretary since September 2023. Chief Legal Officer at Baker Hughes from April 2020 to September 2023. EVP, General Counsel and Corporate Secretary at Delek US Holdings, Inc. from May 2018 to April 2020.	54
Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Ag Services & Oilseeds business unit since July 2019. President, Global Oilseeds Processing business unit from May 2015 to June 2019.	53
Ian Pinner	Senior Vice President of the Company since January 2020. President, Nutrition business unit and Chief Sales and Marketing Officer since November 2023. Chief Strategy and Innovation Officer from January 2020 to November 2023. President, Health and Wellness from January 2020 to March 2021. Vice President, Growth and Strategy from August 2018 to January 2020. Chief Growth Officer from July 2017 to August 2018.	52
Jennifer L. Weber	Senior Vice President, Chief People and Diversity Officer since August 2020. Executive Vice President - Human Resources at Lowe’s Companies, Inc. from March 2016 to April 2020.	58
Molly Strader Fruit	Vice President, Corporate Controller since March 2021. Vice President, Global Financial Services from May 2019 to March 2021. Controller, Carbohydrate Solutions from August 2018 to May 2019. Vice President, Global Credit from April 2016 to June 2019. Controller, Americas for Agricultural Services from June 2015 to August 2018.	46

ARCHER-DANIELS-MIDLAND COMPANY
PART I

Item 1A.	RISK FACTORS

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

The assets and operations of the Company could be subject to unplanned downtime or extensive property damage and business disruption from various events which include, but are not limited to, equipment failure, raw material shortages, natural disasters, severe weather conditions, accidents, explosions, fires, or other unexpected outages. The Company may not be able to resolve emergencies timely or effectively, and the associated liability which could result from these risks may not always be covered by or could exceed liability insurance.

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

ADM’s global operations function with skilled individuals necessary for the processing, warehousing, and shipping of raw materials for products used in other areas of manufacturing or sold as inputs or products to third-party customers. The availability of skilled trade and production workers has been a specific focus for the manufacturing industry. The inability to properly staff manufacturing facilities with skilled trades and hourly labor due to a limited number of qualified resources could negatively impact operations.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
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

The Company has invested in or advanced funds to joint ventures and investments over which the Company has limited control as to governance and management activities (see Part II. Item 8. Note 8. Investments in and Advances to Affiliates for investment balances and related net sales amounts). Risks related to these investments may include: the financial strength of the investment partner; loss of revenues and cash flows to the investment partner and related gross profit; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; the risk that the Company may not be able to resolve disputes with the partners; and the risk that the Company may not realize the operational or financial benefits expected from the investment. The Company may encounter unanticipated operating issues, financial results, or compliance and reputational risks related to these investments.

The Company faces risks related to health epidemics, pandemics, and similar outbreaks.

The Company could be materially impacted in the future if a health epidemic, pandemic, or similar outbreak would arise causing severe disruptions. In such circumstances, ADM may be unable to perform fully on its contractual obligations, critical global supply chain and logistical networks may be affected, and costs and working capital needs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, demand for certain products that ADM produces, particularly biofuels and ingredients that go into food and beverages that support the food services channels, could be materially impacted from a prolonged regional or global outbreak, leading to government-imposed lockdowns, quarantines, or other restrictions.

Geopolitical Risks

The Company faces risks related to international conflicts, acts of terrorism or war, or other geopolitical events, such as the ongoing Russia-Ukraine war, Israel-Hamas war, sanctions, maritime piracy, and other economic disruptions.

ADM’s assets and operations could be subject to extensive property damage, business disruption, loss in value, nationalization, and expropriation as a result of geopolitical conflicts, acts of terrorism (e.g. purposeful adulteration of the Company’s products), war, and piracy, as well as any sanctions or embargoes resulting from these events. The assets and operations located in the region affected by the war between Russia and Ukraine are at an increased risk of property damage, inventory loss, business disruption, and expropriation. In addition, the Company may not be able to realize any financial or other benefits from its investments in Russia due to ongoing sanctions or actions of the Russian government. The Black Sea region is a major exporter of wheat and corn to the world, and the disruption of supply may continue to cause volatility in volumes, prices, and margins of these commodities and related products. Further, there is a risk that ADM and its related parties could trade with a sanctioned partner due to the number of sanctions taken against Russia.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Trade receivables may be at risk of higher defaults, and other third-party risks could affect ADM’s ability to obtain inputs if suppliers are unable to perform or face insolvency, as certain supplies may not be attainable due to sanctions and/or restrictions on cross-border payment transactions. The Company could be materially impacted if, in the worst-case scenario, the conflict in Ukraine advances to other countries. The risk to ADM’s business from the war in Israel could increase if it expands into other countries. As the Company continues to monitor geopolitical developments, shipping routes are adjusted accordingly as increased use of technology, including drones, has provided pirates with enhanced capabilities to identify and target vessels. Most attacks on ships in high-risk areas result in boarding, which poses significant safety and security risks to crew and cargo. Piracy and related maritime threats could negatively impact the Company. Crew extractions, potential ransom payments, lease obligations, and expenses related to rerouting vessels to circumvent high-risk areas may result in financial loss. Furthermore, disruptions in shipping schedules may be impacted for an extensive period. In these circumstances, trade policies and the Company’s critical global supply chain and logistical networks could be affected, impairing the Company’s ability to satisfy contractual obligations, and impacting working capital requirements. Insurance may not adequately cover these risks. In addition, provisions for certain products that ADM produces, particularly those that support the food services channels, could be materially impacted.

Political instability and changes in trade policies could negatively impact the Company’s financial results.

The Company’s operating results could be affected by political instability and by changes in monetary, fiscal, trade, and environmental policies, laws, regulations, and acquisition approvals, creating risks including, but not limited to: changes in a country’s or region’s economic or political conditions; local labor conditions and regulations, and safety and environmental regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; restrictions on currency exchange activities; currency exchange fluctuations; burdensome taxes and trade tariffs; enforceability of legal agreements and judgments; adverse tax, administrative agency or judicial outcomes; and regulation or taxation of greenhouse gases. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets. The Company has historically benefited from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Increases in tariff and restrictive trade policies around the world could negatively impact the Company’s ability to enter certain markets or the price of products may become less competitive in those markets.

Investigation Risks

The Investigation and related events have had and may continue to have a material adverse impact on the Company.

As previously disclosed, following a voluntary document request from the SEC relating to intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments, the Company conducted an internal investigation into certain accounting practices and procedures with respect to its Nutrition reporting segment, including as related to certain intersegment sales (the “Investigation”).

The Company had historically disclosed in the footnotes to its financial statements that intersegment sales have been recorded at amounts approximating market. In connection with the Investigation, the Company identified certain intersegment sales that occurred between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments that were not recorded at amounts approximating market. The Company corrected those errors in its fiscal year 2023 Form 10-K, along with subsequently identified errors that the Company corrected in an amendment to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2023 (the “FY2023 10-K/A”), and its Form 10-Qs for the first and second quarters of 2024, all of which were filed on November 18, 2024, to restate the segment disclosures included in those filings.

As a result of the Investigation, correction of identified errors and related events, the Company has experienced, and may continue to experience, a number of adverse impacts and risks, including, but not limited to:

–the Company’s Board of Directors and senior management have been required to devote significant time to the Investigation, the correction of certain segment-specific historical financial information and related matters, resulting in potential management distraction from the operation of the business;
–the price of the Company’s common stock has declined significantly, has been subject to fluctuations and could continue to fluctuate upon further announcements or actions;

ARCHER-DANIELS-MIDLAND COMPANY
PART I
–the Company is facing securities litigation and could face additional litigation under federal and state securities laws or other claims arising from the Investigation, such litigation can be costly to defend, and if decided against the Company, such litigation could require the Company to pay substantial judgments or settlements;
–the Company could discover additional material or immaterial errors in its financial statements; and
–the three major credit rating agencies have maintained the Company’s credit ratings at investment grade levels with a negative outlook; however, if the ratings are downgraded, the Company’s access to the credit markets and its ability to fund its working capital and capital expenditures may be affected.

The risks described above have had and may in the future have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity.

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

As previously disclosed, and as described more fully in Part II. Item 8. Note 20. Legal Proceedings of this report, the Company is under investigation by the United States Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) relating to, among other things, intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments. The Company cannot predict when the SEC and DOJ investigations will be completed, nor can it predict the results of these investigations with any reasonable degree of certainty. Expenses incurred in connection with these investigations (which include substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who are parties to these investigations) could adversely affect the Company’s results of operations and liquidity position. The Company may be required to pay material fines, consent to injunctions on future conduct or be subject to other penalties, each of which could have a material adverse effect on its business, results of operations, financial condition and liquidity. These government investigations also may adversely affect the Company’s ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance. In addition, the findings and outcomes of the Investigation as well as the government investigations could result in additional litigation or actions taken by third parties against the Company. The effects and results of such other litigation or actions may have a materially adverse effect on the Company’s business, results of operations, financial condition and liquidity.

The Company identified a material weakness in the Company’s internal control over financial reporting, which could impact the Company’s ability to report its results of operations and financial condition accurately and in a timely manner.

During the fourth quarter of 2023, in connection with the Investigation, the Company identified a material weakness in its internal control over financial reporting related to the Company's accounting practices and procedures for segment disclosures. The material weakness resulted from inadequate controls that allowed for certain intersegment sales to be reported at amounts that were not in accordance with ASC 606, Revenue from Contracts with Customers. Specifically, the Company did not have adequate controls in place around measurement of certain intersegment sales between the Company’s reporting segments. In addition, appropriate controls were not in place for the reporting of intersegment sales and for the application of disclosure requirements within ASC 280, Segment Reporting. For a more detailed description of this material weakness, see Part II. Item 9A. Controls and Procedures of this report.

While the Company has implemented a remediation plan, the Company will not be able to conclude whether the steps the Company has taken will remediate the material weakness until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new and enhanced controls.

The material weakness, if not fully addressed, could result in additional accounting errors, such as those resulting in the restatement of certain segment-specific historical financial information as described in the FY2023 10-K/A. The Company may be unable to remediate this material weakness in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings the Company makes with the SEC. Further, additional errors may be identified as a result of the Company's remediation efforts, or additional material weaknesses could be identified, any of which could result in additional corrections or adjustments, which may be material, or could impact the Company's ability to report its results of operations and financial condition in an accurate and timely manner.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Negative publicity has and may continue to adversely affect the Company and the market price of its common stock.

The Company has become subject to negative publicity as a result of the Investigation and related events. Negative publicity and unfavorable perception of the Company has caused and could in the future cause significant declines in the price of the Company’s common stock. Negative publicity can also impact the terms under which some customers and suppliers are willing to continue to do business with the Company and affect the Company’s financial performance or financial condition. In addition, negative publicity or unfavorable perceptions make it more difficult for the Company and its employees to operate, resulting in reduced morale, a potential increase in employee turnover, and difficulty attracting talent. As a result, any new or ongoing negative publicity could have a material adverse effect on the Company’s business, results of operations and financial condition, and the market price of the Company's common stock.

Environmental, Social, and Governance Risks

The Company may be impacted by carbon emission regulations in multiple regions throughout the globe.

The production of the Company’s products uses materials that can create emissions of certain regulated substances, including GHG emissions. Such regulated emissions also include indirect emissions that occur in the value chain as the result of activities from assets now owned or controlled by the Company. Several jurisdictions where the Company has operations have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions impacting climate change and rising sea levels including, but not limited to, the United States, Canada, Mexico, the European Union and its member states, the United Kingdom, and China. In particular, the State of Illinois enacted legislation intended to eliminate carbon emissions by 2050 which includes the mandate for zero emissions of carbon dioxide equivalent and co-pollutants from electric generation using coal by 2030. It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation, regulations or agreements. Potential consequences of new obligations could include increased energy, transportation, raw material, and administrative costs, and may require the Company to make additional investments in its facilities and equipment.

Operations could be impacted by deforestation regulations, including the European Union (EU) deforestation-free regulation as part of the EU Green Deal, and by Brazil's Amazon soy moratorium.

The EU deforestation-free regulation's original effective date of December 2024 was formally postponed for one year. Soybeans and palm oil are the primary commodities covered by the regulation that will impact ADM due to the volume of those commodities that the Company imports into the EU. Failure to comply with the regulation could have serious consequences including civil, administrative, and criminal penalties, as well as negative impact on the Company’s reputation, business, cash flows, and results of operations. Adhering to these regulations is costly, and insufficient enforcement heightens operational risks. Removal or revisions of existing deforestation regulations creates risk due to ADM’s operational and technology costs incurred in its commitments to comply with such regulations, including ADM’s investment in Gradable.

The Company is committed to avoid sourcing from deforested areas. However potential disruptions to the Amazon soy moratorium due to changes in Brazilian legislation, could render the Company less competitive in the market and or damage the Company’s reputation. The Company is working to source responsibly while maintaining its market position.

Food or feed risks derived from quality issues or off label product usage, occupational health and safety issues, and ineffective diversification programs may expose the Company to certain regulatory or reputational risks.

The Company is subject to federal, state, and local regulations on manufacturing or labeling; socially acceptable and sustainable farming practices; environmental, health, and safety regulations; and customer product liability claims. The liability which could result from noncompliance and other risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by the Company. Risks to the Company’s reputation may exist due to potential negative publicity caused by product liability, food safety, occupational health and safety, workforce diversity, and environmental matters.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
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

The Company’s carbon capture and sequestration operations are also subject to potential risks and uncertainties, including complying with complex and evolving regulations, obtaining and maintaining permits and regulatory approvals, and managing operational challenges.

Financial Risks

Limitations on access to external financing could adversely affect the Company’s operating results due to its capital-intensive nature.

The Company requires significant capital, including continuing access to credit markets, to operate its current business and fund its growth strategy. The Company’s working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly. The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets, and other facilities to keep pace with competitive developments, technological advances, regulations, and changing safety standards in the industry. Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital. Access to credit markets and pricing of the Company’s capital is dependent upon maintaining sufficient credit ratings from credit rating agencies. Strong credit ratings allow the Company to access cost-competitive tier one commercial paper markets. As of December 31, 2024, the three major credit rating agencies maintained the Company’s credit ratings at investment grade levels with a negative outlook. Further watches, reviews or downgrades could occur. If the Company is unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected. If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict the Company’s current operations and its growth opportunities.

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

ARCHER-DANIELS-MIDLAND COMPANY
PART I
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

The Company has certain finished products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products, or in the case of ethanol, blended into gasoline to increase octane content. Therefore, the selling prices of ethanol and biodiesel can be impacted by the selling prices of gasoline, diesel fuel, and other octane enhancers. A significant decrease in the price of gasoline, diesel fuel, or other octane enhancers could result in a significant decrease in the selling price of the Company’s ethanol and biodiesel. The Company may use derivative contracts as anticipatory hedges for both purchases and sales of commodities to protect itself in the near term against price changes and to protect and maximize processing margins, but there can be no assurance that any derivative contracts entered into by the Company will have those effects.

The Company is subject to economic downturns and regional economic volatilities, which could adversely affect the Company’s operating results.

The Company conducts its business and has substantial assets located in many countries and geographic areas. While 64% of the Company’s long-lived assets are in the United States, the Company also has significant operations in both developed areas (such as Western Europe and Canada) and emerging market areas. One of the Company’s strategies is to expand the global reach of its core model, which may include expanding or developing its business in emerging market areas. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, epidemic outbreaks and economic recovery, limitations or regulations affecting trade flows, local currency concerns, and other economic and political instability. Political fiscal instability could generate intrusive regulations in emerging markets, potentially creating unanticipated assessments of taxes, fees, increased risks of corruption, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies, although the nature of many of the Company’s products (i.e. food and feed ingredients) is less sensitive to demand reductions in any economic downcycle.

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

The Company faces significant competition in each of its businesses and has numerous competitors, who can be different depending upon each of the business segments in which it participates. The Company competes for the acquisition of inputs such as raw materials, transportation services, and other materials and supplies, as well as for workforce and talent. Competition impacts the Company’s ability to generate and increase its gross profit as a result of the following factors:

–Pricing of the Company’s products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring idled capacity on-line, build new production capacity or execute aggressive consolidation;
–Many of the products bought and sold by the Company are global commodities or are derived from global commodities that are highly price competitive and, in many cases, subject to substitution;
–Significant changes in exchange rates of foreign currencies versus the U.S. dollar, particularly the currencies of major crop growing countries, could also make goods and products of these countries more competitive than U.S. products;
–Improved yields in different crop growing regions may reduce the reliance on origination territories in which the Company has a significant presence; and
–Continued merger and acquisition activities resulting in further consolidations could result in greater cost competitiveness and global scale of certain players in the industry, especially when acquirers are state-owned and have profit and return objectives that may differ from private sector enterprises.

The Company is subject to industry-specific risks which include but are not limited to: launch of new products by other industries that can replace the functionalities of the Company’s production; shifting consumer preferences; and product safety and quality.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
In the case of the Nutrition business, while maintaining efficient and cost-effective operations are important, the ability to drive innovation and develop quality nutritional and wellness solutions for human and animal needs are key factors to remain competitive in the nutrition market. Certain of the Company’s merchandised commodities and finished products are used as ingredients in livestock and poultry feed. The Company is subject to risks associated with economic, product quality, feed safety or other factors which may adversely affect the livestock and poultry businesses, including the outbreak of disease in livestock and poultry, for example African swine fever, which could adversely affect demand for the Company’s products used as ingredients in feed. In addition, ADM’s investment in the flavors and ingredients businesses exposes the Company to risks related to innovation, adaptation, and product claims to meet the changing requirements of its customers.

The Company’s risk management strategies may not be effective.

The Company has a Chief Risk Officer who oversees the ERM Program and regularly reports to the Board of Directors through the Audit Committee, which assists the Board in its oversight of the Company's ERM program, on the myriad of risks facing the Company and the Company’s strategies for mitigating those risks. The Company’s business is affected by fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, foreign currency exchange rates, and equity markets. The Company’s risk monitoring efforts may not be successful at detecting a significant risk exposure, and such exposure could adversely affect the Company’s operating results.

Regulatory Risks

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results and forward strategy.

The Company does business globally, connecting crops and markets in over 180 countries, and is required to comply with laws and regulations administered by the United States federal government as well as state, local, and non-U.S. governmental authorities in numerous areas including: accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, privacy and security, environmental, product compliance and safety, and handling and production of regulated substances. The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due including questions regarding the timing, amount of deductions, the allocation of income among various tax jurisdictions. Legislatures and taxing authorities in many jurisdictions in which ADM operates may enact changes to their tax rules. The Organization for Economic Cooperation and Development (the “OECD”), the European Union, and other countries (including countries in which the Company operates) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed.

In particular, the OECD’s Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis. While it appears unlikely the United States will enact legislation to adopt Pillar Two, certain countries in which ADM operates have enacted legislation, and other countries are in the process of introducing draft legislation to implement the minimum tax directive. Certain aspects of Pillar Two were effective for ADM during the year ended December 31, 2024 with additional components becoming effective beginning in the year ended December 31, 2025. In the U.S., under U.S. GAAP, Pillar Two taxes are considered an alternative minimum tax accounted for as a period cost that will impact the effective tax rate in the year the Pillar Two tax obligation arises. As such, deferred taxes will not be recognized or adjusted for the estimated effects of future minimum taxes. While at this time we do not expect the impact of Pillar Two to be material to our consolidated financial statements in 2025, there is no assurance that it will not have an adverse effect on our effective tax rate, financial results, or cash flows in future periods.

On January 20, 2025, President Trump issued executive orders that the OECD Global Tax Deal has no force and effect in the U.S., and to investigate foreign countries’ compliance with tax treaties and to prepare a list of options for protective measures the U.S. should adopt in response. Our analysis is ongoing as the OECD continues to release additional guidance, countries enact legislation, and the potential U.S. response. To the extent additional legislative changes take place in the countries in which we operate, it is possible that these changes may yield an adverse impact on our effective tax rate, financial results. and cash flows.

Changes in administration or shifts in legislative priorities may lead to alterations in the U.S. tax code or may potentially influence the global tax landscape and the Company's compliance requirements related to tariffs and sanctions.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
The Company is subject to the EU Network and Information Security (NIS2) directive, which aims to enhance cybersecurity across the EU by establishing more stringent requirements for a broader range of sectors and entities. Although NIS2 has not yet been fully implemented, the Company is proactively working with relevant authorities and stakeholders in various countries as they enact the directive. NIS2 mandates that organizations implement robust cybersecurity measures, including formal business continuity (BC) and disaster recovery (DR) plans, to ensure resilience against cyber threats. Non-compliance with these regulations could result in significant fines, legal penalties, and operational disruptions.

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

Agricultural production and trade flows are subject to government policies, mandates, regulations, and trade agreements, including taxes and tax credits, tariffs, duties, subsidies, incentives, foreign exchange rates, and import and export restrictions, including policies related to genetically modified organisms, traceability standards, sustainable practices, product safety and labeling, renewable fuels, low carbon fuel mandates, and technology related to energy production and/or emissions reductions. These policies can influence the planting of certain crops; the location and size of crop production; whether unprocessed or processed commodity products are traded; the volume and types of imports and exports; the availability and competitiveness of feedstocks as raw materials; the viability and volume of production of certain of the Company’s products; and industry profitability. For example, changes in government policies, tax credits, and/or regulation of ethanol and biodiesel, including, but not limited to, the Clean Fuels Production Tax Credit and the Renewable Fuel Standard under the Energy Independence and Security Act of 2007 in the United States, including the treatment of small refinery exemptions, can have an impact on the Company’s operating results. International trade regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Regulations of financial markets and instruments, including the Dodd-Frank Act, Consumer Protection Act, and the European Market Infrastructure Regulation, create uncertainty and may lead to additional risks and costs, and could adversely affect the Company’s futures commission merchant business and its agricultural commodity risk management practices. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; adversely affect the Company’s ability to deploy adequate hedging programs; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

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

Technological Risks

The Company’s inability to successfully complete its ongoing implementations of new enterprise resource planning (ERP) systems and upgrades of its information technology (IT) systems could have a material and adverse effect on the Company’s business, financial condition, and operational results.

The Company is currently upgrading its IT platforms, including certain ERP systems, on a global scale, with these upgrades expected to occur in phases over the next several years. These upgrades include making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools. The Company is also engaged in implementations of new ERP systems which has required and will continue to require significant investments of human and financial resources. The Company’s strategy for pursuing these upgrades and implementations will likely evolve over time and may increase the time or expense involved in completing these projects.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
In implementing new ERPs, the Company may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures, or monitoring tools into its current systems. Any significant disruption or deficiency in the design and implementation of any ERP may adversely affect the Company’s ability to operate its business, or maintain effective disclosure controls and internal control over financial reporting. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, such as ERPs, delays in the Company’s timeline for planned improvements, significant system failures or the Company’s inability to successfully modify its IT systems, policies, procedures or monitoring tools to respond to changes in its business needs in the past have caused and in the future may cause disruptions in the Company’s business operations, increase security risks, including the risk of cybersecurity breaches, and may have a material and adverse effect on the Company’s business, financial condition and results of operations.

Information technology systems are subject to interruptions or failures which may affect the Company’s ability to conduct its business.

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

The Company’s IT systems, processes, and sites may suffer cybersecurity breaches, which could expose the Company to operational and various regulatory risks.

Increased IT security and social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s third-party data. The Company is subject to a variety of laws and regulations in the United States and other jurisdictions regarding artificial intelligence (AI), privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Compliance with and interpretation of various data privacy regulations continue to evolve, and any violation could subject the Company to legal claims, regulatory penalties, and damage to its reputation.

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

The Company continues to advance in the development and integration of AI systems across its operations. AI technologies introduce a range of potential risks and challenges as detailed below.

Ethical and Bias Risks
AI systems often rely on large datasets, which can inadvertently introduce bias if the data is not sufficiently diverse or representative leading to AI-driven decisions that may be unfair or discriminatory, potentially harming both individuals and our brand reputation.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Data Security and Privacy
AI systems rely heavily on vast amounts of data, which could include sensitive personal or proprietary information. If not managed and protected properly, AI systems could become targets for data breaches, exposing critical information to unauthorized access.

Regulatory and Legal Compliance
AI technology is evolving rapidly with governments and regulatory bodies around the world beginning to introduce new requirements, guidelines, and frameworks to ensure the responsible use of AI. There is a risk that emerging regulations may require costly and complex compliance adjustments to our AI systems. Furthermore, legal challenges related to intellectual property, liability for AI-driven decisions, and potential misuse of AI present significant risks.

Operational Risks and Reliability
AI systems may fail to perform as expected under certain conditions or become vulnerable to adversarial attacks that manipulate the AI’s output. As AI becomes more integrated into our operations, the risks of system failure or malfunction increase, potentially disrupting our business processes.

Talent and Resource Challenges
The rapid pace of AI development requires specialized talent and resources to ensure the successful design, implementation, and maintenance of AI systems. The shortage of skilled AI professionals presents a risk to our ability to effectively develop and leverage AI technologies. Additionally, the complexity of AI systems demands continuous investment in research and development, which could strain resources and impact other areas of the business.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 1C.	CYBERSECURITY

Risk Management and Strategy

The Company faces significant and persistent cybersecurity risks due to: the breadth of geographies, networks, and systems ADM must defend against cybersecurity attacks such as exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats; the attractiveness of the Company’s systems and processes to threat actors (including state-sponsored organizations) seeking to inflict harm on ADM or its customers; the substantial level of harm that could occur to the Company and its customers in case of a material cybersecurity incident; and ADM’s use of third-party products, services and components. During the year ended December 31, 2024, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably anticipated to materially affect the Company, including its business strategy, results of operations, or financial condition. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving. For more information on the Company's cybersecurity risks, refer to Item 1A. Risk Factors. ADM is committed to supporting the governance and oversight of cybersecurity risks and to implementing mechanisms, controls, technologies, and processes designed to help the Company assess, identify, and manage these risks.

Cybersecurity risks are included in the risk universe that the Company’s Enterprise Risk Management (ERM) function evaluates, with input from information security subject matter experts at the Company, to assess top risks to the enterprise. The ERM process provides input into our strategic planning process, such as development of action plans to address and mitigate identified risks. Integrating cybersecurity risk into the overall ERM process in this manner assists the Company in identifying, assessing, and managing material cybersecurity risks.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
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

Governance

The Board of Directors has oversight of cybersecurity risk as part of the ERM program. The Board of Directors is assisted by the Sustainability and Technology Committee, which regularly reviews the cybersecurity program with management and reports to the Board of Directors and the Audit Committee, which assists the Board in its oversight of the Company's ERM program. Cybersecurity reviews by the Sustainability and Technology Committee or the Board of Directors generally occur quarterly, or more frequently as determined to be necessary or advisable. In recent years, the Board added a director who had served as Chief Information Officer for a large public company with sensitive information to assist the Board and Sustainability and Technology Committee in overseeing cybersecurity risks.

The Company’s cybersecurity program is led by the Chief Information Security Officer (CISO), who reports to the Senior Vice President and Chief Technology Officer (CTO). The CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team, many of whom hold cybersecurity certifications in Information Systems Security or Information Security Management, and through the use of technological tools and software and results from third party audits. Additionally, the CISO directs the Global Information and Cyber Security Council (the “Council”), which includes a diverse range of relevant experts. The Council includes management from global technology, compliance, privacy, controlling, operations, security, automation, ERM, and internal audit. The Council promotes alignment and communication of new and ongoing cybersecurity prevention techniques and provides a forum for staying current on the latest cybersecurity threats. The CTO and CISO report information about such risks to the Board of Directors, the Sustainability and Technology Committee, or the Audit Committee during the regular cybersecurity reviews.

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

ARCHER-DANIELS-MIDLAND COMPANY
PART I

Item 2.	PROPERTIES

The Company’s operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants strategically located in agricultural commodity producing areas. The annual volume of commodities processed will vary depending upon availability of raw materials and demand for finished products.

The Company owns approximately 150 warehouses and terminals primarily used as bulk storage facilities and has 68 innovation centers. Processing plants and procurement facilities owned or leased by unconsolidated affiliates are not included in the tables below.

To enhance the efficiency of transporting large quantities of raw materials and finished products between the Company’s procurement facilities and processing plants and also the final delivery of products to its customers around the world, the Company owns approximately 1,900 barges, 9,500 rail cars, 360 trucks, 1,210 trailers, 140 boats, and 3 oceangoing vessels; and leases, under operating leases, approximately 700 barges, 22,450 rail cars, 250 trucks, 530 trailers, 31 boats, and 20 oceangoing vessels.

The daily capacities of the processing plants and storage capacities of the procurement facilities that the Company owns or leases, under operating leases, are as follows:

	Processing Facilities (in '000 metric tons)
	Owned				Leased

	Ag Services	Carbohydrate			Ag Services	Carbohydrate
	and Oilseeds	Solutions	Nutrition	Total	and Oilseeds	Solutions	Nutrition	Total
North America	85	88	101	274	—	—	74	74
South America	32	—	3	35	1	—	3	4
Europe	50	6	13	69	—	1	—	1
Asia-Pacific	1	—	31	32	1	—	10	11
Total daily capacity	168	94	148	410	2	1	87	90

	Procurement Facilities (in '000 metric tons)
	Owned				Leased

	Ag Services	Carbohydrate			Ag Services	Carbohydrate
	and Oilseeds	Solutions	Nutrition	Total	and Oilseeds	Solutions	Nutrition	Total
North America	12,922	589	62	13,573	766	68	—	834
South America	2,134	—	—	2,134	231	—	—	231
Europe	1,478	—	—	1,478	—	18	—	18
Asia-Pacific	75	—	—	75	81	—	4	85
Total storage capacity	16,609	589	62	17,260	1,078	86	4	1,168

Item 3.	LEGAL PROCEEDINGS

For information regarding certain legal proceedings involving the Company, see Part II. Item 8. Note 20. Legal Proceedings of this report, which is incorporated herein by reference.

ARCHER-DANIELS-MIDLAND COMPANY
PART I

Item 4.	MINE SAFETY DISCLOSURES

None.

ARCHER-DANIELS-MIDLAND COMPANY
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market

The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “ADM”.

The number of registered stockholders of the Company’s common stock at February 14, 2025, was 7,524.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
October 1, 2024 to October 31, 2024	—	$—	—	14,764,049
November 1, 2024 to November 30, 2024	1,110	52.333	—	14,764,049
December 1, 2024 to December 31, 2024	—	—	—	114,764,049
Total	1,110	$52.333	—	114,764,049

(1)Total shares purchased represent those shares purchased in the open market as part of the Company’s publicly announced stock repurchase program described below, shares received as payment for the exercise price of stock option exercises, and shares received as payment for the withholding taxes on vested restricted stock awards. During the three-month period ended December 31, 2024, there were 1,110 shares received as payments for the withholding taxes on vested restricted stock awards.

(2)On November 5, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 100,000,000 shares of the Company’s common stock during the period commencing January 1, 2015 and ending December 31, 2019. On August 7, 2019, the Company’s Board of Directors approved the extension of the stock repurchase program through December 31, 2024 and the repurchase of up to an additional 100,000,000 shares under the extended program. On December 11, 2024, the Company's Board of Directors approved a second extension of the stock repurchase program through December 31, 2029 and the repurchase of up to an additional 100,000,000 shares under the extended program.

ARCHER-DANIELS-MIDLAND COMPANY
PART II
Performance Graph

The graph below compares the Company’s common stock with those of the S&P 500 Index and the S&P Consumer Staples Index. The graph assumes an initial investment of $100 on December 31, 2019 and assumes all dividends have been reinvested through December 31, 2024. The stock performance shown in the graph is not indicative of nor intended to forecast the potential future performance of ADM's common stock.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURNS

$225
$200
$175
$150
$125
$100
$75
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
ADM
S&P 500
S&P Consumer Staples

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6.	RESERVED

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying Consolidated Financial Statements, which can be found in Part II. Item 8. Financial Statements and Supplementary Data.

This MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed on November 18, 2024.

Company Overview

Archer-Daniels-Midland Company and its subsidiaries (the "Company" or "ADM") unlock the power of nature to enrich the quality of life. The Company is an essential global agricultural supply chain manager and processor, providing food security by connecting local needs with global capabilities. ADM is a premier human and animal nutrition provider, offering one of the industry's broadest portfolios of ingredients and solutions from nature. The Company is a trailblazer in health and well-being, with an industry-leading range of products for consumers looking for new ways to live healthier lives. ADM is a cutting-edge innovator, guiding the way to a future of new consumer and industrial solutions. ADM is a leader in sustainability, scaling across entire value chains to help decarbonize the multiple industries it serves. Around the globe, the Company's innovation and expertise are meeting critical needs while nourishing quality of life and supporting a healthier planet.

Reportable Segments

The Company’s operations are organized, managed, and classified into three reportable segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. See Part II. Item 8. Financial Statements and Supplementary Data, Note 17. Segment and Geographic Information for further details on the nature of our business and our reportable operating segments.

Strategy

The Company’s strategic transformation is focused on three strategic pillars: Productivity, Innovation, and Culture.

The Productivity pillar includes (1) partnering across various global teams including procurement, supply chain, operations, and commercial to optimize costs and improve both production volumes and demand fulfillment across the enterprise; (2) implementation of improved standardized business processes and aggressive management of selling, general, and administrative expenses and Corporate costs; (3) portfolio simplification to improve operational performance; and (4) increased use of technology, data analytics, and automation at production facilities, in offices, and with customers to improve efficiencies and customer service.

The Innovation pillar includes expansions and investments in (1) the modernization and digitization of our operations network; (2) sustainability-driven innovation, which encompasses the full range of products, solutions, capabilities, and commitments to serve both customer needs and farmer resilience; and (3) growth initiatives, including organic growth with additional capacity to meet growing market demand and strategic objectives.

The Culture pillar focuses on building capabilities and enabling collaboration, teamwork, and agility from process standardization and digitalization, and bringing new perspectives and expertise to the Company’s decision-making.

ADM plans to support the three pillars with investments in technology, which include expanding digital capabilities and investing further in research and development.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sustainability

Sustainability is a key driver in ADM’s expanding portfolio of environmentally responsible, plant-derived products. Consumers today increasingly expect their food and drink to come from sustainable ingredients, produced by companies that share their values, and ADM is continually finding new ways to meet those needs through its portfolio actions.

Significant Portfolio Actions

The Company’s significant portfolio actions and announcements during 2024 include the following acquisitions:
•Revela Foods, a Wisconsin-based developer and manufacturer of innovative dairy flavor ingredients and solutions;
•FDL, a UK-based leading developer and producer of premium flavor and functional ingredient systems;
•PT Trouw Nutrition Indonesia, a leading provider of functional and nutritional solutions for livestock farming in Indonesia; and
•Totally Natural Solutions Ltd., a UK-based hops flavoring producer.

See Part II. Item 8. Note 3. Acquisitions of “Notes to Consolidated Financial Statements” for further information.
Internal and Government Investigation

The Company has historically disclosed in the footnotes to its financial statements that intersegment sales have been recorded at amounts approximating market. In connection with the Company’s previously disclosed internal investigation regarding certain accounting practices and procedures with respect to its Nutrition reporting segment, including as related to certain intersegment sales (the “Investigation”) the Company identified certain intersegment sales that occurred between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments that were not recorded at amounts approximating market. The Company corrected those errors in its fiscal year 2023 Form 10-K, along with subsequently identified errors that the Company corrected in an amendment to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2023 (the “FY2023 10-K/A”), and its Form 10-Qs for the first and second quarters of 2024, all of which were filed on November 18, 2024, to restate the segment information disclosure included in those filings.

As previously disclosed, the Company is under investigation by the United States Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) relating to, among other things, intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments. The Company is continuing to cooperate with the SEC and DOJ investigations and is unable to predict the outcome of these investigations.

Material Weakness

In connection with the Investigation, the Company identified a material weakness in the Company’s internal control over financial reporting related to its accounting practices and procedures for segment disclosures. For more information, see “Controls and Procedures” in Part II, Item 9A herein.

Operating Performance Indicators

The Company is exposed to certain risks inherent to an agricultural-based commodity business. These risks are further described in Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K.

The Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. As a result, changes in agricultural commodity prices have relatively equal impacts on both revenues and cost of products sold. Therefore, margins per volume or metric ton generally are meaningful as a performance indicator in these businesses.

The Company's Nutrition segment also utilizes agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily correlate to changes in cost of products sold. As a result, changes in revenues of these businesses may correspond to changes in margins. Therefore margin rates generally are meaningful as a performance indicator in these businesses.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company has consolidated subsidiaries in approximately 80 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except for certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil and Argentina, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require remeasurement to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar.

The Company measures its performance using key financial metrics including net earnings, adjusted diluted earnings per share (EPS), margins, segment operating profit, total segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, return on invested capital, adjusted economic value added, and operating cash flows before working capital. Some of these metrics are not defined by generally accepted accounting principles in the United States (GAAP) and should be considered in addition to, and not in lieu of, GAAP financial measures. For more information, see the “Non-GAAP Financial Measures” section below.

The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitical developments. Due to the unpredictable nature of these and other factors, the Company undertakes no responsibility for updating any forward-looking information contained within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Market Factors Influencing Operations or Results in the Twelve Months Ended December 31, 2024

The Company is subject to a variety of market factors which affect the Company’s operating results, including those discussed below related to 2024.

In the Ag Services and Oilseeds segment, following two years of very favorable market conditions, several headwinds in the agriculture cycle, including fewer market dislocations and high cost inflation, led to more normalized results throughout the entire value chain. Ag Services benefited from improved river conditions and an excellent crop in North America, which improved export volumes, while South America Origination margins were negatively impacted by take or pay contracts with railroads. Global Trade market conditions were driven by solid trading and continued structured trade finance opportunities. Crushing saw depressed vegetable oil demand and lower prices primarily driven by increased market supply, imports of used cooking oil, uncertainty with the Producer Tax Credit policy change, and the delay of the European Union's Deforestation Regulation requirements. In Refined Products and Other, North America margins were pressured by an increase in the supply of low carbon intensity feedstock and limited forward sales opportunities caused by the uncertainty around Producers Tax Credit policy transition.

In the Carbohydrate Solutions segment, demand for starches and sweeteners remained solid with margins remaining steady across the entire portfolio. Strong export demand for ethanol helped offset higher industry production to minimize the imbalance between supply and demand.

In the Nutrition segment, demand was mixed in a few food and beverage product categories driven by shifts in consumer discretionary spend and preferences. Human Nutrition was impacted by inflation, which drove lower demand and decreased volumes for alternative proteins in some regions. Demand started to recover in the food, beverage, and dietary supplement categories. In Animal Nutrition, a soft amino acids market driven by price weakness in North America was partially offset by an improved market in EMEA. The global feed market saw some modest improvement with continued price weakness of main feed ration commodities, while key livestock prices remained steady. The feed additives market was impacted by volatility on vitamins due to supply disruptions, however overall it modestly improved, following the improvement in the feed sector.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Processed volumes by product for the years ended December 31, 2024 and 2023 are as follows (in metric tons):

(In thousands)	2024	2023	Change
Oilseeds	35,719	34,899	820
Corn	18,541	18,067	474
Total	54,260	52,966	1,294

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall increase in oilseeds processed volumes was primarily related to improved crush capacity in North America, driven by the Company's new facility in Spiritwood, North Dakota, and in EMEA in 2024 compared to lower crush rates in the previous year due to inclement weather, unplanned downtime, and reduced capacity due to the Russian-Ukraine war. The overall increase in corn processed volumes was related to increased plant reliability in 2024 compared to lower volumes in the previous year driven by unplanned downtime at the Decatur, Illinois plant.

Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various U.S. statutes. The Blenders' Tax Credit (BTC) is the primary regulation, applicable to qualifying biodiesel. The BTC has lapsed and been reinstated numerous times over the last decade. The Inflation Reduction Act of 2022 extended the BTC through December 31, 2024 and established a new Clean Fuel Production Credit (CFPC) effective January 1, 2025. For the year ended December 31, 2024, the Company recorded a benefit of $316 million related to the BTC. The Company estimates a significant decrease in the CFPC available in the year ending December 31, 2025 compared with the BTC claimed during the year ended December 31, 2024.

Analysis of Results of Operations
Earnings before income taxes decreased 47% or $2.0 billion, to $2.3 billion, primarily driven by lower pricing and execution margins, as well as a $461 million impairment charge related to the Company’s investment in Wilmar, partially offset by increased sales volumes.

Total segment operating profit (a non-GAAP measure) in 2024 decreased 28% or $1.7 billion, to $4.2 billion, driven by lower results in the Ag Services and Oilseeds segment and the Nutrition segment. Total segment operating profit (a non-GAAP measure) in 2024 excluded asset impairment, restructuring and net settlement contingencies of $490 million, and a gain on the sale of certain assets of $10 million. Total segment operating profit (a non-GAAP measure) in 2023 excluded asset impairment, restructuring, and net settlement contingencies of $361 million, and a gain on the sale of certain assets of $17 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues for the years ended December 31, 2024 and 2023, were as follows (in millions):

	2024	2023	Change
Ag Services and Oilseeds
Ag Services	$44,083	$47,420	$(3,337)
Crushing	11,836	14,020	(2,184)
Refined Products and Other	10,597	11,986	(1,389)
Total Ag Services and Oilseeds	66,516	73,426	(6,910)

Carbohydrate Solutions
Starches and Sweeteners	8,587	9,885	(1,298)
Vantage Corn Processors	2,647	2,989	(342)
Total Carbohydrate Solutions	11,234	12,874	(1,640)

Nutrition
Human Nutrition	3,944	3,634	310
Animal Nutrition	3,405	3,577	(172)
Total Nutrition	7,349	7,211	138

Total Segment Revenues	85,099	93,511	(8,412)

Other Business	431	424	7

Total Revenues	$85,530	$93,935	$(8,405)

Revenues and cost of products sold in agricultural merchandising and processing businesses are significantly correlated to the underlying commodity prices and volumes. In periods of significant changes in market prices, the underlying performance of the Company is better evaluated by looking at margins since both revenues and cost of products sold, particularly in the Ag Services and Oilseeds segment, generally have a relatively equal impact from market price changes which generally result in an insignificant impact to gross profit.

Revenues decreased $8.4 billion to $85.5 billion driven by lower sales prices ($16.0 billion), partially offset by higher sales volumes ($7.6 billion). Lower sales prices of soybeans, corn, meal, oils, wheat and alcohol, were partially offset by higher sales volumes of soybeans, corn, oils, wheat, alcohol, and flavors. Ag Services and Oilseeds revenues decreased 9% to $66.5 billion driven by lower sales prices ($13.5 billion), partially offset by higher sales volumes ($6.6 billion). Carbohydrate Solutions revenues decreased 13% to $11.2 billion driven by lower sales prices ($2.3 billion), partially offset by higher sales volumes ($612 million). Nutrition revenues increased 2% to $7.3 billion driven by higher sales volumes ($386 million), partially offset by lower sales prices ($248 million).

Cost of products sold decreased $6.7 billion to $79.8 billion driven primarily by lower average commodity costs. Manufacturing expenses increased $288 million primarily driven by increased salaries and benefits driven by salary increases, higher depreciation expenses, increased legal, professional, and other fees, increased maintenance expenses due to work performed at Ag Services and Oilseeds facilities in Decatur, Illinois and the Company's new facility in Spiritwood, North Dakota, among others, partially offset by decreases in energy costs, particularly driven by lower energy pricing in North America and EMEA.

Foreign currency translation impacts decreased revenues by $335 million and cost of goods sold by $290 million, decreasing gross profit by $45 million.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross profit decreased $1.7 billion or 23%, to $5.8 billion driven by lower margins in Ag Services, which decreased by $300 million to $1.2 billion, Crushing, which decreased $518 million to $991 million, Refined Products and Other, which decreased $709 million to $554 million, Starches and Sweeteners, which decreased by $112 million to $1.4 billion, and Human Nutrition, which decreased by $77 million to $941 million, partially offset by higher margins in Animal Nutrition, which increased $62 million to $509 million.

Selling, general, and administrative expenses increased 7% to $3.7 billion driven by higher legal and financing fees, higher salary and benefit costs, and increased amortization of intangibles, driven by the Company’s investment in computer software and intangibles acquired in business combinations, partially offset by decreased incentive compensation reflecting lower Company performance and reduced provisions for bad debt.

Asset impairment, exit, and restructuring costs increased $203 million to $545 million. Charges in 2024 included a $461 million impairment related to the Company's Wilmar equity investment, $43 million of impairments related to customer lists and discontinued trademarks in the Animal Nutrition subsegment, $4 million of reportable segment specific restructuring charges and $23 million of restructuring in Corporate. Charges in 2023 consisted of $137 million of impairments related to goodwill in the Animal Nutrition reporting unit, $108 million of impairments related to property, plant, and equipment and an equity method investment, $64 million of impairments related to customer list and discontinued Animal Nutrition trademarks, $27 million of reportable segment specific restructuring charges, and $6 million of restructuring in Corporate.

Equity in earnings of unconsolidated affiliates increased $70 million to $621 million due primarily to higher earnings from the Company’s investments in Almidones Mexicanos S.A., Wilmar, Skyland Grain, LLC, and Hungrana Ltd., partially offset by lower earnings from the Company’s investment in Olenex Sarl and SoyVen. As of December 31, 2024, the Company had sold its interest in Skyland Grain, LLC.

Interest and investment income increased $63 million to $562 million driven by lower investment valuation losses in 2024 of $16 million, a decrease of $60 million when compared to the prior year, and higher interest income within Ag Services and Oilseeds ($30 million, compared to the prior year of $0), driven by bond investments within South America, partially offset by lower net interest income (decrease of $36 million) for ADM Investor Services due to lower customer balances.

Interest expense increased $59 million to $706 million driven by increased use of the Company’s commercial paper borrowing programs.
Other income - net of $251 million increased $75 million. Current year income included third party insurance recoveries of $133 million, foreign exchange gains of $46 million, and net gains on disposals of individually insignificant assets in the ordinary course of business of $16 million. Prior year income included net gains on disposals of individually insignificant assets in the ordinary course of business of $38 million, the non-service components of net pension benefit income of $18 million, net foreign exchange gains of $85 million, and net other income.

Income taxes of $476 million decreased $352 million. The Company’s effective tax rate for 2024 was 21.1% compared to 19.3% for 2023. The increase in the effective rate was driven primarily by the impairment of the Company’s investment in Wilmar and changes in the Company's geographic mix of earnings.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Operating Profit

Segment operating profit for the years ended December 31, 2024 and 2023 was as follows (in millions):

	2024	2023	Change
Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$715	$1,168	$(453)
Crushing	844	1,290	(446)
Refined Products and Other	552	1,306	(754)
Wilmar	336	303	33
Total Ag Services and Oilseeds	$2,447	$4,067	$(1,620)

Carbohydrate Solutions
Starches and Sweeteners	$1,343	$1,329	$14
Vantage Corn Processors	33	46	(13)
Total Carbohydrate Solutions	$1,376	$1,375	$1

Nutrition
Human Nutrition	$327	$417	$(90)
Animal Nutrition	59	10	49
Total Nutrition	$386	$427	$(41)

In the Ag Services and Oilseeds segment, segment operating profit decreased 40%. The Ag Services subsegment operating profit was lower than 2023. South America Origination margins decreased driven by lower origination volumes and margin compression due to slow farmer selling and higher industry rail freight take or pay agreements. North America grain exports were not competitive with South America, leading to weak exports and costs from a carry market contributed to slow farmer selling, limiting trade opportunities in the first half of the year. Execution in destination marketing as well as effective risk management continued to deliver strong Global Trade results in 2024, though lower than 2023. The Crushing subsegment operating profit was lower than 2023, particularly in North America. Increased industry capacity pressured Crushing margins and an increased supply of competing low carbon intensity feedstocks, and the European Union's Deforestation Regulation delay negatively affected margins. For 2024, there were approximately $20 million of net positive mark-to-market timing effects, compared to approximately $185 million of net positive impacts in 2023. The Crushing subsegment current year operating results also included $76 million of insurance proceeds for the partial settlement of the Decatur East and West insurance claims related to incidents in 2023. The Refined Products and Other (RPO) subsegment operating profit was lower than 2023 as increased pre-treatment capacity at renewable diesel facilities, higher imports of used cooking oil, aggressive competition among food suppliers to serve customer demand, and biofuel policy uncertainty negatively impacted margins. There were net negative timing impact of approximately $430 million year-over-year.

In the Carbohydrate Solutions segment, segment operating profit was flat compared to the prior year. The Starches and Sweeteners subsegment operating profit was higher year-over-year driven by improved cost position on higher utilization rates, higher joint-venture earnings, and $84 million of insurance proceeds for the partial settlement of the Decatur East and Decatur West insurance claims related to an incident that occurred in 2023. Strong margins and volumes in North America were offset by weaker domestic ethanol margins, co-product values, and margins in EMEA. The Vantage Corn Processors subsegment results decreased year-over-year driven by lower margins, due to higher industry production and inventory levels, partially offset by higher volumes driven by increased exports.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the Nutrition segment, segment operating profit decreased 9%. Human Nutrition results were lower than the prior year. Specialty Ingredients was impacted by unplanned downtime at Decatur East, higher costs of goods sold associated with the termination of an unfavorable supply agreement, and a normalizing texturants market negatively impacted margins, partially offset by $71 million of insurance proceeds for the partial settlement of the 2023 Decatur East incident insurance claims and changes in inventory adjustments compared to the prior year. In Health and Wellness, lower profits were driven by inventory reserve adjustments due primarily to changes in customer demand fulfillment, non-recurring benefits in the prior year, and softer margins within Vitamins, offset by stronger growth in biotics and botanicals. The prior year was impacted by a revaluation loss of $19 million related to an investment in precision fermentation. Flavors results were higher than the prior year driven by current year acquisitions, and a prior year $45 million negative impact primarily related to the deconsolidation and write-down of a joint venture. Animal Nutrition results were higher compared to the prior year, as amino acids market recovery, cost optimization efforts and lower input costs bolstered margins.

Other Business and Corporate Results

Other Business contribution of operating profit decreased 34% from $375 million to $247 million. Lower net interest income from reduced trading activity levels drove decreased earnings in ADM Investor Services. Captive insurance results decreased, driven by higher claim settlements, which included partial settlements of $231 million for the Decatur East and West insurance claims, of which $133 million was from reinsurers during the fourth quarter.

Corporate results were as follows (in millions):

	2024	2023	Change
Interest expense - net (1)	$(482)	$(431)	$(51)
Unallocated corporate costs (2)	(1,205)	(1,144)	(61)
Expenses related to acquisitions	(7)	(7)	—
Gain on debt conversion option	—	6	(6)
Restructuring charges (3)	(23)	(6)	(17)
Other expense - net (4)	(4)	(24)	20
Total Corporate	$(1,721)	$(1,606)	$(115)

(1)Interest expense-net increased $51 million driven by increased borrowings and higher interest rates on the Company’s commercial paper borrowing programs and increased interest expense relating to uncertain tax positions.
(2)Unallocated corporate costs increased $61 million driven by increases in legal and professional fees and securitization fees, offset by decreased incentive compensation driven by lower Company performance.
(3)Restructuring charges increased $17 million driven by $10 million relating to foreign restructuring charges.
(4)Other expense in the current year included railroad maintenance expenses of $64 million and net valuation losses of approximately $16 million in the Company’s ADM Ventures portfolio. Other income in the current year also included foreign exchange gains of $78 million and the non-service components of net pension benefit income of $18 million. Other expense in the prior year included the non-service components of net pension benefit income of $18 million and foreign exchange gains, partially offset by railroad maintenance expenses of $67 million and investment revaluation losses of $57 million.

Non-GAAP Financial Measures

The Company uses certain “Non-GAAP” financial measures as defined by the SEC. These are measures of performance not defined by accounting principles generally accepted in the United States, and should be considered in addition to, not in lieu of, GAAP reported measures. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in this section.

The Company uses adjusted net earnings, adjusted diluted EPS, EBITDA, adjusted EBITDA, and total segment operating profit, non-GAAP financial measures as defined by the SEC, to evaluate the Company’s financial performance.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted net earnings is defined as net earnings adjusted for the effects on net earnings of specified items as more fully described in the reconciliation tables. Adjusted diluted EPS is defined as diluted EPS adjusted for the effects on reported diluted EPS of specified items as more fully described in the reconciliation tables.

EBITDA is defined as earnings before interest on borrowings, taxes, and depreciation and amortization. Adjusted EBITDA is defined as earnings before interest on borrowings, taxes, depreciation, and amortization, adjusted to exclude the impact of specified items as more fully described in the reconciliation tables.

Total segment operating profit is defined as ADM’s consolidated earnings before income taxes, adjusted for Other Business, Corporate, and specified items as more fully described in the reconciliation tables.

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

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS to adjusted diluted EPS (a non-GAAP measure) for the years ended December 31, 2024 and 2023.

	2024		2023
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	493		542

Net earnings and reported EPS (fully diluted)	$1,800	$3.65	$3,483	$6.43
Adjustments:
Gains on sale of assets (net of tax of $3 million in 2024 and $5 million in 2023) (1)	(8)	(0.02)	(12)	(0.03)
Asset impairment, restructuring, and net settlement contingencies (net of tax of $1 million in 2024 and $57 million in 2023) (1)	512	1.04	310	0.57
Expenses related to acquisitions (net of tax of $2 million in 2024 and $1 million in 2023) (1)	5	0.01	6	0.01
Gain on debt conversion option (net of tax of $0) (1)	—	—	(6)	(0.01)
Certain discrete tax adjustments (2)	30	0.06	4	0.01
Adjusted net earnings and adjusted diluted EPS	$2,339	$4.74	$3,785	$6.98

(1) Tax effected using the U.S. and applicable tax rates.
(2) Includes impact of changes in tax law, valuation allowances, and the Company's indefinite reinvestment of foreign earnings. Management believes these adjustments are helpful to understand distortion in GAAP effective tax rates created by non-recurring items.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2024 and 2023 (in millions).

	2024	2023	Change
Net earnings	$1,800	$3,483	$(1,683)
Net earnings (losses) attributable to non-controlling interests	(21)	(17)	(4)
Income tax expense	476	828	(352)
Earnings Before Income Taxes	2,255	4,294	(2,039)
Interest expense	506	430	76
Depreciation and amortization	1,141	1,059	82
EBITDA	3,902	5,783	(1,881)
Gains on sale of assets	(11)	(17)	6
Asset impairment, restructuring, and contingency provisions	513	367	146
Railroad maintenance expense	64	67	(3)
Expenses related to acquisitions	7	7	—
Adjusted EBITDA	$4,476	$6,207	$(1,731)

The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the years ended December 31, 2024 and 2023 (in millions).

	2024	2023	Change
Earnings Before Income Taxes	$2,255	$4,294	$(2,039)
Other Business (earnings) loss	(247)	(375)	128
Corporate	1,721	1,606	115
Specified Items:
Gains on sale of assets	(10)	(17)	7
Impairment, restructuring, and net settlement contingencies	490	361	129
Total Segment Operating Profit	$4,209	$5,869	$(1,660)

Liquidity and Capital Resources

The Company's objective is to have sufficient liquidity, balance sheet strength, and financial flexibility to fund the operating and capital requirements of a capital intensive agricultural commodity-based business. The Company depends on access to credit markets, which can be impacted by its credit rating and factors outside of the Company’s control, to fund its working capital needs and capital expenditures.

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

At December 31, 2024, the Company’s capital resources included shareholders’ equity of $22.2 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $13.0 billion, of which $9.1 billion was unused. Of the Company’s total lines of credit, $5.1 billion supported the commercial paper borrowing programs, against which there was $1.7 billion of commercial paper outstanding at December 31, 2024.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2024, the Company had $611 million of cash and cash equivalents, $354 million of which is cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.5 billion, the Company has asserted these funds are indefinitely reinvested outside the U.S.

As of December 31, 2024, the Company has total available liquidity of $9.7 billion comprised of cash and cash equivalents and unused lines of credit. The Company believes that cash flows from operations, cash and cash equivalents on hand, and unused lines of credit will be sufficient to meet its ongoing liquidity requirements for at least the next twelve months.

Operating Cash Flows

Net cash provided by operating activities was $2.8 billion, $4.5 billion, and $3.5 billion for the years ended December 31, 2024, 2023, and 2022, respectively.

The decrease in cash provided by operating activities in 2024 compared to 2023 was primarily driven by lower earnings in the current year and changes in net working capital. Changes in net working capital were driven by changes in segregated investments, changes in inventory, changes in trade payables and changes in payables to brokerage customers. Segregated investments increased $693 million in the current year compared to an increase of $194 million in the prior year, driven by higher interest rates. Inventories decreased $162 million in the current year reflecting lower commodity pricing, offset by increased volumes of on-hand inventories compared to a decrease of $2.9 billion in the prior-year, reflecting lower commodity pricing. Trade payables decreased $719 million in the current year compared to a decrease of $1.5 billion in the prior year, reflecting lower commodity pricing. Brokerage payables decreased $78 million in the current year compared to a decrease of $2.1 billion in the prior year which was driven by decreased trading activity in the Company’s futures commission and brokerage business.

Investing Cash Flows

Net cash used in investing activities was $2.7 billion, $1.5 billion, and $1.4 billion for the years ended December 31, 2024, 2023, and 2022, respectively.

Net cash used in investing activities for the year ended December 31, 2024 included additions to property, plant and equipment of $1.6 billion, business acquisitions, net of cash acquired of $927 million, and purchases of short-term investments, primarily driven by purchases within South America, of $308 million.

Net cash used in investing activities for the year ended December 31, 2023 included additions to property, plant and equipment of $1.5 billion.

Financing Cash Flows

Net cash used in financing activities was $1.5 billion, $4.6 billion, and $2.5 billion for the years ended December 31, 2024, 2023, and 2022, respectively.

Net cash used in financing activities for the year ended December 31, 2024 included net borrowings on short-term credit agreements of $1.8 billion.

Net cash used in financing activities for the year ended December 31, 2023, was driven by net borrowings of short-term credit agreements of $390 million, corporate bond repayments of $963 million, which consisted of the €600 million aggregate principal amount of 1.750% Notes due 2023 and $300 million aggregate principal amount of zero coupon exchangeable bonds due 2023, partially offset by proceeds from debt of $501 million.

Cash paid for share repurchases for the years ended December 31, 2024, 2023, and 2022 were $2.3 billion, $2.7 billion, and $1.5 billion, respectively.

Dividends paid for the years ended December 31, 2024, 2023, and 2022 were $985 million, $977 million, and $899 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Ratios

At December 31, 2024 and 2023, the Company had a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1 and 1.6 to 1, respectively. Included in working capital was $7.0 billion of readily marketable commodity inventories at each of December 31, 2024 and 2023.

The Company’s ratio of long-term debt to total capital (the sum of long-term debt of $7.6 billion and shareholders’ equity of $22.2 billion in 2024 and the sum of long-term debt of $8.3 billion and shareholders’ equity of $24.1 billion in 2023) was 25% at each of December 31, 2024 and 2023.

The Company’s ratio of net debt (the sum of short-term debt of $1.9 billion, current maturities of long-term debt of $674 million, and long-term debt of $7.6 billion less the sum of cash and cash equivalents of $611 million and short-term marketable securities of $246 million in 2024, and the sum of short-term debt of $105 million, current maturities of long-term debt of $1 million, and long-term debt of $8.3 billion less the sum of cash and cash equivalents of $1.4 billion and short-term marketable securities of none in 2023) to capital (the sum of net debt of $9.3 billion and shareholders’ equity of $22.2 billion in 2024 and the sum of net debt of $7.0 billion and shareholders' equity of $24.1 billion in 2023) was 30% and 22% at December 31, 2024 and 2023, respectively.

Credit Ratings

As of December 31, 2024, the three major credit rating agencies maintained the Company’s credit ratings at investment grade levels with a negative outlook.

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

On December 11, 2024, the Company's Board of Directors approved a second extension of the stock repurchase program through December 31, 2029 and the repurchase of up to an additional 100,000,000 shares under the extended program. As of December 31, 2024, the Company had 115 million shares remaining that may be repurchased under its stock repurchase program until December 31, 2029.

Accounts Receivable Securitization Program

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.8 billion in funding against accounts receivable transferred into the Programs and expand the Company’s access to liquidity through efficient use of its balance sheet assets (see Part II. Item 8. Note 19 Sale of Accounts Receivable for more information and disclosures on the Programs). As of December 31, 2024, the Company utilized $2.0 billion of its facility under the Programs.

Contractual Obligations and Commercial Commitments

In 2025, the Company expects capital expenditures of $1.5 billion and additional cash outlays of approximately $1.0 billion in dividends and up to $155 million in share repurchases, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year.

The Company’s purchase obligations as of December 31, 2024 and 2023 were $12.4 billion and $14.0 billion, respectively. The decrease is primarily related to a decrease in obligations to energy commitments.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2024, the Company expects to make payments related to purchase obligations of $11.8 billion within the next twelve months. The Company’s other material cash requirements within the next 12 months include current maturities of long-term debt of $674 million, interest payments of $325 million, operating lease payments of $377 million, transition tax liability of $61 million, and pension, other postretirement, and defined contribution plan contributions of $114 million.

The Company expects to make payments related to purchase obligations and other material cash requirements beyond the next twelve months of $15.9 billion.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements. The Company was in compliance with these covenants as of December 31, 2024.

Critical Accounting Estimates

The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company’s assets and liabilities as well as the recognition of revenues and expenses. These estimates and judgments are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Certain of the Company’s accounting estimates are considered critical, as these estimates are important to the depiction of the Company’s financial statements and require significant or complex judgment by management. Critical accounting estimates are those estimates made in accordance with GAAP which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on ADM’s financial condition and results of operations. Management has discussed with the Company’s Audit Committee the development, selection, disclosure, and application of these critical accounting estimates. Following are the accounting estimates management considers critical to the Company’s financial statements.

Fair Value Measurements - Inventories and Commodity Derivatives

Description: Certain of the Company’s inventory, inventory-related payables, and commodity derivative assets and liabilities as of December 31, 2024 are valued at estimated fair values, including $7.0 billion of merchandisable agricultural commodity inventories, $0.8 billion of commodity derivative assets, $0.8 billion of commodity derivative liabilities, and $0.7 billion of inventory-related payables. Commodity derivative assets and liabilities include forward purchase and sales contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.

Judgments and Uncertainties: Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets. The Company’s inventory, inventory-related payables, and commodity derivative fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy. Level 3 fair value measurements of approximately $3.5 billion of assets and $0.5 billion of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price. For more information concerning amounts reported as Level 3, see Part II. Item 8. Note 4 Fair Value Measurements.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Judgments and Uncertainties: ADM calculates its provision for income taxes based on the statutory tax rates and tax attributes available to the Company in the various jurisdictions in which it operates. The Company uses judgment in evaluating the Company’s tax positions and determining its annual tax provision.

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

Business Combinations

Description: The Company’s acquisitions are accounted for in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, as amended. The consideration transferred is allocated to various assets acquired and liabilities assumed at their estimated fair values as of the acquisition date with the residual allocated to goodwill. The Company accounts for any redeemable non-controlling interest in temporary equity - redeemable non-controlling interest at redemption value with periodic changes recorded in retained earnings.

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

Goodwill Impairment

Description: Goodwill represents the aggregate of the excess consideration paid for acquired businesses over the fair value of the net assets acquired. At December 31, 2024, the Company had goodwill of $4.5 billion. The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or more frequently whenever there are indicators that the carrying value may not be fully recoverable, utilizing either the qualitative or quantitative method. The Company has seven reporting units with goodwill identified at one level below the operating segment using the criteria in ASC 350, Intangibles - Goodwill and Other (Topic 350). Two reporting units do not have any recorded goodwill. During the year ended December 31, 2024, the Company evaluated goodwill for impairment using a qualitative assessment for two reporting units and using a quantitative assessment for five reporting units. See Part II. Item 8. Note 9. Goodwill and Other Intangible Assets for further information.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Judgments and Uncertainties: The Company has the option to first qualitatively assess factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects not to use this option, or it is determined that qualitative factors alone are not sufficient to conclude whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, or it is determined from the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs the quantitative goodwill impairment test. As part of the Company’s impairment analysis, the fair value of a reporting unit is generally determined using both the income and market approaches. Critical estimates in the determination of the fair value, when using a discounted cash flow analysis, of each reporting unit require management to make assumptions including, but not limited to, future expected cash flows of the reporting unit utilizing appropriate revenue growth, EBITDA margins, and discount rates. A decline in the actual cash flows of a reporting unit in future periods, as compared to the projected cash flows used in the discounted cash flow analysis, could result in the carrying value of the reporting unit exceeding its fair value. Further, a change in the discount rate, as a result of a change in economic conditions or otherwise, could result in the carrying values of the reporting units exceeding their respective fair values. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

Sensitivity of Estimate to Change: Per the results of the impairment testing within the Ag Services and Oilseeds (AS&O) reportable segment for the year ended December 31, 2024, the estimated fair value of the Ag Services, Crushing, and RPO reporting units evaluated for impairment using a quantitative assessment was in excess of 128%, 191% and 209% of its carrying value, respectively, and no impairment was recorded for any of the AS&O reporting units. Per the results of the impairment testing within the Nutrition reportable segment for the year ended December 31, 2024, the estimated fair value of the Animal Nutrition and Human Nutrition reporting units evaluated for impairment using a quantitative assessment was in excess of 7% and 32% of its carrying value, respectively, and no impairment was recorded for either of the Nutrition reporting units.

The Company used a combination of the income and market approaches when performing the quantitative assessment of goodwill for the Animal Nutrition reporting unit. The Company weighted the income approach with a probability weight of 75%, as it is based on the future business plans and growth estimates for the Company’s Animal Nutrition business and thus considers short-term and long-term cash flow expectations for the business. The market approach was weighted less heavily at 25%, as it represents an estimate of fair value based on market guideline companies for which future growth expectations are not precisely known.

The income approach is predicated upon the value of the estimated future cash flows that a business will generate going forward. The Company used the Discounted Cash Flow (DCF) method under the income approach for the analysis of Animal Nutrition.

The market approach assumes that companies operating in the same industry will share similar characteristics and that values will correlate to those characteristics. Therefore, under the market approach, a comparison of the reporting unit to similar companies whose financial information is publicly available may provide a reasonable basis to estimate the fair value of the reporting unit. The two forms of the market approach most commonly applied are the Guideline Public Company (GPC) method and the Guideline Merged and Acquired Company (GMAC) method. The Company utilized the GPC method to estimate the fair value of the Animal Nutrition reporting unit under the market approach. The GMAC method was also considered, but ultimately was not relied upon due to the lack of recent transactions that were directly comparable. In the selection of the appropriate market multiples, the Company considered the performance of the business, the size, risks, opportunities, and a comparison of the margins and growth of the Animal Nutrition business compared to the guideline public companies. The estimated fair value calculated by the GPC method was within 5% of the estimated fair value calculated by the income approach.

The Company performed a sensitivity analysis for the significant assumptions used in the goodwill impairment testing analysis for the Animal Nutrition reporting unit. The sensitivities were calculated in isolation using the income approach and keeping all other assumptions constant. The sensitivities for revenue growth and EBITDA growth do not consider the offsetting impact of a lower discount rate assumption to reflect the reduced risk in estimated future cash flow growth used under the income approach or the related impacts on pricing multiples used under the market approach.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2024, goodwill allocated to the Animal Nutrition reporting unit totaled $887 million. For Animal Nutrition impairment testing, certain hypotheticals would have the following results:
–A hypothetical increase to the discount rate of approximately 100 basis points would result in a goodwill impairment of approximately $68 million;
–A hypothetical decrease to forecasted EBITDA margins of approximately 50 basis points would result in goodwill impairment of approximately $5 million; and
–A hypothetical decrease in the expected annual revenue growth rate over the entire forecast of approximately 250 basis points would result in a goodwill impairment of approximately $69 million.

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

Judgments and Uncertainties: The Company has evaluated its investments in affiliates as of December 31, 2024 to be appropriately stated at carrying values. The Company also periodically compares the book value of its investment in Wilmar against its market value as determined through quoted market prices, and evaluates any potential other-than-temporary impairment. The Company’s investment in Wilmar had a carrying value of $3.9 billion as of December 31, 2024, and a market value of $3.2 billion based on the quoted Singapore Exchange market price, converted to U.S. dollars at the applicable exchange rate, at December 31, 2024. The Company evaluated several factors in its determination of whether an other-than-temporary impairment had occurred. This included consideration of the short duration of the carrying value being above Wilmar's stock price, the recent performance of Wilmar’s stock price as quoted on the Singapore Exchange, latest consensus analyst forecasts, Wilmar’s long history of earnings and dividends and the Company’s continued representation on Wilmar’s Board. The Company considers its investment in Wilmar a significant and strategic relationship and has the intent and ability to retain its investment in Wilmar for a period of time sufficient to allow for any anticipated recovery in market value. Based on the evaluation of the factors above, the Company does not consider the investment to be other-than temporarily impaired at December 31, 2024.

Sensitivity of Estimate to Change: The performance of impairment tests involves the use of estimates and assumptions, which may change period to period. If the Company management used different assumptions in the evaluation of its equity method investments, including its investment in Wilmar, the Company may conclude that the investment is other-than-temporarily impaired.

Recent accounting pronouncements

See “New Accounting Pronouncements Not Yet Adopted” within Note 1. Summary of significant accounting policies, to the Consolidated Financial Statements included in Part II. Item 8 for information regarding recent accounting pronouncements.

ARCHER-DANIELS-MIDLAND COMPANY
PART II

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, and interest rates as described below.

Commodity Price Risk

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

The Company performs sensitivity analyses measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices. The highest, lowest, and average weekly long (short) position for the years ended December 31, 2024 and 2023 together with the market risk from a hypothetical 10% adverse price change is as follows (in millions):

	December 31, 2024		December 31, 2023
	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$543	$54	$498	$50
Lowest position	(265)	(27)	(6)	(1)
Average position	168	17	125	13

The change in fair value of the average position was due to the overall decrease in average quantities of certain commodities.

ARCHER-DANIELS-MIDLAND COMPANY
PART II
Foreign Currency Exchange Risk

The Company has consolidated subsidiaries in more than 80 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency. To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies. These currencies represent the major functional or local currencies in which recurring business transactions occur. The Company also uses currency exchange contracts and foreign currency denominated debt as hedges against amounts indefinitely invested in foreign subsidiaries and affiliates. The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options. The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

Interest Rate Risk

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

	December 31, 2024	December 31, 2023
	(In millions)
Fair value of long-term debt	$7,055	$8,557
Fair value amount over (under) carrying value	(501)	298
Market risk	271	378

The decrease in the fair value of long-term debt at December 31, 2024 is due to an increase in corporate bond interest rates.

ARCHER-DANIELS-MIDLAND COMPANY

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended
	December 31
	2024	2023	2022
	(In millions, except per share amounts)
Revenues	$85,530	$93,935	$101,556
Cost of products sold	79,752	86,422	93,986
Gross Profit	5,778	7,513	7,570
Selling, general, and administrative expenses	3,706	3,456	3,358
Asset impairment, exit, and restructuring costs	545	342	66
Equity in earnings of unconsolidated affiliates	(621)	(551)	(832)
Interest and investment income	(562)	(499)	(293)
Interest expense	706	647	396
Other (income) expense - net	(251)	(176)	(358)
Earnings Before Income Taxes	2,255	4,294	5,233
Income tax expense	476	828	868
Net Earnings Including Non-controlling Interests	1,779	3,466	4,365
Net earnings (losses) attributable to non-controlling interests	(21)	(17)	25
Net Earnings Attributable to Controlling Interests	$1,800	$3,483	$4,340

Weighted average number of shares outstanding – basic	492	541	562
Weighted average number of shares outstanding – diluted	493	542	563

Basic earnings per common share	$3.66	$6.44	$7.72
Diluted earnings per common share	$3.65	$6.43	$7.71

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31
	2024	2023	2022
	(In millions)
Net earnings including non-controlling interests	$1,779	$3,466	$4,365

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(415)	48	(301)
Tax effect	(45)	32	(93)
Net of tax amount	(460)	80	(394)

Pension and other postretirement benefit liabilities adjustment	15	(88)	140
Tax effect	(7)	2	(15)
Net of tax amount	8	(86)	125

Deferred gain (loss) on hedging activities	(41)	15	(84)
Tax effect	9	(5)	7
Net of tax amount	(32)	10	(77)

Unrealized gain (loss) on investments	(16)	16	(12)
Tax effect	(1)	(1)	1
Net of tax amount	(17)	15	(11)

Total other comprehensive income (loss), net of tax	(501)	19	(357)

Comprehensive income (loss)	1,278	3,485	4,008
Comprehensive income (loss) attributable to non-controlling interests	(21)	(20)	5
Comprehensive income (loss) attributable to controlling interests	$1,299	$3,505	$4,003

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$611	$1,368
Short-term marketable securities	246	—
Segregated cash and investments	7,212	7,228
Trade receivables - net	3,708	4,232
Inventories	11,572	11,957
Other current assets	4,369	4,982
Total Current Assets	27,718	29,767
Investments and Other Assets
Investments in and advances to affiliates	5,276	5,500
Goodwill and other intangible assets	6,769	6,341
Right-of-use assets	1,358	1,211
Other assets	1,313	1,304
Total Investments and Other Assets	14,716	14,356
Property, Plant, and Equipment, net
Land and land improvements	566	573
Buildings	6,143	5,876
Machinery and equipment	20,636	20,223
Construction in progress	1,553	1,360
	28,898	28,032
Accumulated depreciation	(18,061)	(17,524)
Net Property, Plant, and Equipment	10,837	10,508
Total Assets	$53,271	$54,631

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,903	$105
Trade payables	5,535	6,313
Payables to brokerage customers	7,772	7,867
Current lease liabilities	324	300
Accrued expenses and other payables	3,730	4,076
Current maturities of long-term debt	674	1
Total Current Liabilities	19,938	18,662
Long-Term Liabilities
Long-term debt	7,580	8,259
Deferred income taxes	1,268	1,309
Non-current lease liabilities	1,057	931
Other	997	1,005
Total Long-Term Liabilities	10,902	11,504
Commitments and contingencies (See Note 20)
Temporary Equity - Redeemable non-controlling interest	253	320
Shareholders’ Equity
Common stock	3,223	3,154
Reinvested earnings	21,933	23,465
Accumulated other comprehensive income (loss)	(2,988)	(2,487)
Non-controlling interests	10	13
Total Shareholders’ Equity	22,178	24,145
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$53,271	$54,631
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31
	2024	2023	2022
Cash flows from operating activities
Net earnings including non-controlling interests	$1,779	$3,466	$4,365
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,141	1,059	1,028
Impairment of goodwill, intangibles, long-lived assets, and investments	519	309	37
Deferred income taxes	(130)	(23)	(89)
Equity in earnings of affiliates, net of dividends	(180)	(143)	(457)
Stock compensation expense	74	112	147
Deferred cash flow hedges	(40)	15	(84)
(Gain) loss on sales of assets and businesses/investment revaluation	(12)	38	(115)
Other – net	131	(106)	178
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(693)	(194)	(1,512)
Trade receivables	447	737	(1,682)
Inventories	162	2,889	(295)
Other current assets	665	694	(279)
Trade payables	(719)	(1,544)	1,389
Payables to brokerage customers	(78)	(2,059)	891
Accrued expenses and other payables	(276)	(790)	(44)
Net cash provided by operating activities	2,790	4,460	3,478
Cash flows from investing activities
Capital expenditures	(1,563)	(1,494)	(1,319)
Net assets of businesses acquired	(927)	(23)	(22)
Proceeds from sales of assets, businesses and investments	66	60	131
Investments in affiliates	(58)	(18)	(77)
Purchases of marketable securities	(308)	—	—
Proceeds from sales of marketable securities	84	—	—
Cost method investments	—	—	(155)
Other – net	4	(21)	42
Net cash used in investing activities	(2,702)	(1,496)	(1,400)
Cash flows from financing activities
Long-term debt borrowings	27	501	752
Long-term debt payments	(1)	(963)	(482)
Net change in short-term debt	1,800	(390)	(428)
Share repurchases	(2,327)	(2,673)	(1,450)
Cash dividends	(985)	(977)	(899)
Acquisition of non-controlling interests	(8)	—	—
Other – net	(36)	(102)	8
Net cash used in financing activities	(1,530)	(4,604)	(2,499)
Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	(24)	(3)	—
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,466)	(1,643)	(421)
Cash, cash equivalents, restricted cash, and restricted cash equivalents – beginning of year	5,390	7,033	7,454
Cash, cash equivalents, restricted cash, and restricted cash equivalents – end of year	$3,924	$5,390	$7,033
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$611	$1,368	$1,037
Restricted cash and restricted cash equivalents included in segregated cash and investments	3,313	4,022	5,996
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,924	$5,390	$7,033
Cash paid for interest and income taxes were as follows:
Interest	$710	$711	$409
Income taxes	$658	$742	$708
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated Other	Non-controlling	Total
	Common Stock		Reinvested	Comprehensive		Shareholders’
(In millions, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Interests	Equity

Balance, December 31, 2021	560	$2,994	$21,655	$(2,172)	$31	$22,508
Net earnings			4,340		25	4,365
Other comprehensive (loss), net of tax				(337)	(20)	(357)
Cash dividends paid-$1.60 per share			(899)			(899)
Share repurchases	(17)		(1,450)			(1,450)
Stock compensation expense	3	147				147
Stock option exercises, net of taxes	1	4				4
Other	—	2	—		(3)	(1)
Balance, December 31, 2022	547	$3,147	$23,646	$(2,509)	$33	$24,317

Net earnings			3,483		(17)	3,466
Other comprehensive income (loss), net of tax				22	(3)	19
Cash dividends paid-$1.80 per share			(977)			(977)
Share repurchases	(36)		(2,697)			(2,697)
Stock compensation expense	3	112				112
Stock option exercises, net of taxes	(1)	(110)				(110)
Other	—	5	10		—	15
Balance, December 31, 2023	513	$3,154	$23,465	$(2,487)	$13	$24,145

Net earnings			1,800			1,800
Other comprehensive income (loss), net of tax				(501)	—	(501)
Cash dividends paid-$2.00 per share			(985)			(985)
Share repurchases	(37)		(2,347)			(2,347)
Stock compensation expense	2	74				74
Stock option exercises, net of taxes	—	(23)				(23)
Acquisition of non-controlling interests		(3)			(1)	(4)
Other	—	21	—		(2)	19
Balance, December 31, 2024	478	$3,223	$21,933	$(2,988)	$10	$22,178

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Company Overview

Archer-Daniels-Midland Company and its subsidiaries (the "Company" or "ADM") unlock the power of nature to enrich the quality of life. The Company is an essential global agricultural supply chain manager and processor, providing food security by connecting local needs with global capabilities. ADM is a premier human and animal nutrition provider, offering one of the industry's broadest portfolios of ingredients and solutions from nature. The Company is a trailblazer in health and well-being, with an industry-leading range of products for consumers looking for new ways to live healthier lives. ADM is a cutting-edge innovator, guiding the way to a future of new consumer and industrial solutions. ADM is a leader in sustainability, scaling across entire value chains to help decarbonize the multiple industries it serves. Around the globe, the Company's innovation and expertise are meeting critical needs while nourishing quality of life and supporting a healthier planet.

ADM has three reportable segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. See Note 17.    Segment and Geographic Information for further details on the nature of the Company's business and its reportable operating segments.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company consolidates all entities, including variable interest entities (VIEs), in which it has a controlling financial interest. For VIEs, the Company assesses whether it is the primary beneficiary as defined under the applicable accounting standard. Investments in affiliates, including VIEs through which the Company exercises significant influence but does not control the investee and is not the primary beneficiary of the investee’s activities, are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for basis differences between the investment balance and the underlying net assets of the investee. The Company’s portion of the results of certain affiliates and results of certain VIEs are included using the most recent available financial statements. In each case, the financial statements are within 93 days of the Company’s year-end and are consistent from period to period.

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

Segregated cash and investments also include restricted cash collateral for the various insurance programs of the Company’s captive insurance business. To the degree these segregated balances are comprised of cash and cash equivalents, they are considered restricted cash and restricted cash equivalents on the statement of cash flows.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Short-Term Marketable Securities

Short-term marketable securities include foreign government securities with maturities greater than three months and less than one year and are recorded at fair value with gains and losses on these investments included in Other income in the Consolidated Statements of Earnings.

Revenue Recognition

The Company principally generates revenue from merchandising and transporting agricultural commodities, and manufacturing products for use in food, beverages, feed, energy, and industrial applications, and ingredients and solutions for human and animal nutrition.

The Company’s revenue that is generated from physically settled derivative sales contracts is accounted for under ASC 815, Derivatives and Hedging (Topic 815), and revenue from sales of other products and services is accounted for under ASC 606, Revenue from Contracts with Customers (Topic 606).

Revenue from physically settled derivative sales contracts primarily relates to forward sales of commodities where such contracts meet the definition of a derivatives under ASC 815. Revenue from such commodities contracts is recognized at a point in time, upon transferring control of the commodity to the customer, similar to revenue recognized from contracts with customers under Topic 606. Prior to settlement, these contracts are recognized at fair value within current assets and liabilities, with the unrealized gains or losses primarily recorded within Cost of products sold. See Note 4. Fair Value Measurements and Note 5. Derivative Instruments & Hedging Activities for further information.

Revenue from sales of other products and services is measured based on the consideration specified in the contract with a customer, in accordance with Topic 606. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. Revenue for deferred price contracts that allow for pricing to be determined after title of the goods has passed to the customer is recognized when the price is determined. For transportation service contracts, the Company recognizes revenue over time as the mode of transportation moves towards its destination in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price which may include freight or other contractually specified cost components. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in Topic 606, and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

See Note 2. Revenues for further information.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivables

The Company records accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. The Company estimates uncollectible accounts by pooling receivables according to type, region, credit risk rating, and age. Each pool is assigned an expected loss co-efficient to arrive at a general reserve based on historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. The Company minimizes credit risk due to the large and diversified nature of its worldwide customer base. ADM manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio. The Company recorded bad debt (reversals) expense in selling, general, and administrative expenses of $(16) million, $6 million, and $88 million in the years ended December 31, 2024, 2023, and 2022, respectively.

Changes to the allowance for estimated uncollectible accounts for the years ended December 31, 2024 and 2023 are as follows (in millions):

	Year Ended December 31
	2024	2023
Opening balance, January 1	$215	$199
Provisions (reversals), net	(16)	6
Recoveries	9	2
Write-offs against allowance	(32)	(28)
Other	(9)	36
Closing balance, December 31	$167	$215
Provisions (reversals), net in the years ended December 31, 2024 and 2023 included reversals of prior general provisions for economic factors related to the COVID pandemic. Write-offs against allowance in the year ended December 31, 2024 were primarily related to uncollectable trade receivables in the normal course of business. Write-offs against allowance in the year ended December 31, 2023 were primarily related to a customer in Brazil and allowance on receivables that were subsequently sold.

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value. In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.
The following table sets forth the Company’s inventories as of December 31, 2024 and 2023 (in millions).

	December 31, 2024	December 31, 2023
Raw materials and supplies (1)	$1,922	$1,944
Finished goods	2,689	3,026
Market inventories	6,961	6,987
Total inventories	$11,572	$11,957

(1) Includes work in process inventories which were not material as of December 31, 2024 and 2023.

Fair Value Measurements

The Company measures the fair value of certain assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company uses the market approach valuation technique to measure the majority of its assets and liabilities carried at fair value.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Level 3: Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk and knowledge of current market conditions, the Company does not view non-performance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts. However, in certain cases, if the Company believes the non-performance risk to be a significant input, the Company records estimated fair value adjustments, and classifies the measurement in Level 3.

The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period.

Derivatives

The Company recognizes its financial and non-financial derivative instruments, excluding exchange traded instruments, as either assets or liabilities at fair value in its Consolidated Balance Sheets. Unrealized gains are reported as other current assets and unrealized losses are reported as accrued expenses and other payables. Exchange traded instruments are cash-settled daily with the settlement reflected within Other current assets.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The majority of the Company’s derivatives have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately, within revenue or cost of products sold, as appropriate.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge or a net investment hedge. For derivative instruments that are designated and qualify as highly-effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive income (loss) (AOCI) and as an operating activity in the statement of cash flows and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings. Hedge components excluded from the assessment of effectiveness and gains and losses related to discontinued hedges are recognized in the Consolidated Statements of Earnings during the current period. For derivative instruments that are designated and qualify as net investment hedges, foreign exchange gains and losses related to changes in foreign currency exchange rates are deferred in AOCI until the underlying investment is divested. For derivative instruments that are designated and qualify as fair value hedges, changes in the fair value of the hedging instrument and changes in the fair value of the hedged item are recognized in the Consolidated Statements of Earnings in the same financial statement caption as the hedged items.

Equity Method Investments

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in consolidated net earnings. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, the legal form of the investee, any representation on the board of directors, and any participation in policy-making decisions.

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than- temporary is recognized in the period identified.

See Note 8. Investments in and Advances to Affiliates for further information.

Cost Method Investments

Cost method investments of $439 million and $438 million as of December 31, 2024 and 2023, respectively, are included in other assets in the Company’s Consolidated Balance Sheets.

Revaluation losses of $16 million for the year ended December 31, 2024 were related to an investment in alternative protein and precision fermentation. Revaluation losses of $76 million for the year ended December 31, 2023 were related to investments in the alternative protein category and precision fermentation. Revaluation gains of $37 million for the year ended December 31, 2022 were in connection with observable third-party transactions (a Level 2 measurement under applicable accounting standards).

Revaluation gains and losses are recorded in Interest and investment income in the Company’s Consolidated Statements of Earnings. As of December 31, 2024, the annual and cumulative amounts of upward and downward adjustments were $2 million and $18 million, and $113 million and $75 million, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. The Company uses the straight-line method in computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes.

The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: buildings - 15 to 40 years; and machinery and equipment - 3 to 40 years. The Company capitalized interest on major construction projects in progress of $32 million, $32 million, and $20 million for the years ended December 31, 2024, 2023, and 2022, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company evaluates long-lived assets for impairment whenever indicators of impairment exist. In addition, assets are written down to fair value after consideration of the Company’s ability to utilize the assets for their intended purpose, employ the assets in alternative uses, or sell the assets to recover the carrying value. Fair value is generally based on a discounted cash flow analysis which relies on management’s estimate of market participant assumptions or estimated selling price for assets considered held for sale (a Level 3 measurement under applicable accounting standards).

Leases

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 6 months to 95 years. The renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at December 31, 2024.

As an accounting policy election, the Company does not apply the recognition requirements of ASC Topic 842 to short-term leases in all of its underlying asset categories. The Company recognizes short-term lease payments in earnings on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred. The Company also combines lease and non-lease contract components in all of its underlying asset categories as an accounting policy election.

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

The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there are indicators the carrying value of the assets may not be fully recoverable. See Note 9. Goodwill and Other Intangible Assets for further information.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplier Payable Programs

The Company has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP are classified as trade payables in the Company’s Consolidated Balance Sheets and in operating activities in the Consolidated Statements of Cash Flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 90 days of the invoice date. As of December 31, 2024 and 2023, the Company's outstanding payment obligations that suppliers had elected to sell to the financial institutions were $222 million and $274 million, respectively.

Changes to the outstanding payment obligations for the years ended December 31, 2024 and 2023 were as follows (in millions):

	Year Ended December 31,
	2024	2023
Opening balance, January 1	$274	$196
Obligations confirmed	948	1,100
Obligations paid	(1,000)	(1,022)
Closing balance, December 31	$222	$274

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

Stock Compensation

The Company recognizes expense for its stock compensation based on the fair value of the awards that are granted. The Company’s stock compensation plans provide for the granting of restricted stock and restricted stock units (Restricted Stock Awards), performance stock units (PSUs), and stock options. The fair values of stock options are estimated at the date of grant using the Black-Scholes option valuation model, which requires the input of subjective assumptions. The fair values of Restricted Stock Awards and PSUs are determined based on the market value of the Company's shares on the grant date. Measured compensation cost, net of forfeitures, is recognized ratably over the vesting period of the related stock compensation award.

Compensation expense for stock option grants, Restricted Stock Awards, and PSUs granted to employees is generally recognized on a straight-line basis during the service period of the respective grant. Certain of the Company’s option grants, Restricted Stock Awards, and PSUs continue to vest upon the recipient’s retirement from the Company and compensation expense related to option grants and Restricted Stock Awards granted to retirement-eligible employees is recognized in earnings on the date of grant. Compensation expense for PSUs is based on the probability of meeting the performance criteria. The Company recognizes forfeitures as they occur.

Research and Development

Costs associated with research and development are expensed as incurred and recorded within selling, general, and administrative expenses. Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $269 million, $256 million, and $216 million for the years ended December 31, 2024, 2023, and 2022, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share

Basic earnings per common share are determined by dividing net earnings attributable to controlling interests by the weighted average number of common shares outstanding. In computing diluted earnings per common share, average number of common shares outstanding is increased by dilutive potential common shares, including unvested restricted stock units, PSUs and common shares underlying stock options outstanding with exercise prices lower than the average market price of common shares using the treasury stock method.

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

Redeemable Non-controlling Interests

The Company presents any redeemable non-controlling interests in temporary equity within the Consolidated Balance Sheets at redemption value with period changes recorded in reinvested earnings. The Company reports the portion of its earnings or loss for redeemable non-controlling interests as net earnings (losses) attributable to non-controlling interests in the Consolidated Statements of Earnings.

Changes to the Company's redeemable non-controlling interests for the years ended December 31, 2024, 2023, and 2022 are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Opening balance, January 1	$320	$299	$259
Net income (loss) attributable to redeemable non-controlling interests	(21)	(6)	21
Acquisition of redeemable non-controlling interests	(18)	—	—
Currency translation adjustments and other	(28)	27	19
Closing balance, December 31 (1)	$253	$320	$299

(1) As of December 31, 2024, redeemable non-controlling interests includes $136 million related to the 25% non-controlling interest for PetDine, LLC. The Company has the option to acquire this remaining 25% interest in PetDine, LLC by March 31, 2025. The non-controlling interest holders also have the option to put the 25% interest to the Company by the same date.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Adoption of New Accounting Pronouncements

Effective January 1, 2024, the Company adopted the amended guidance of Accounting Standards Codification (ASC) 848, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ADM has completed the transition of its financing, funding, and hedging portfolios from LIBOR to alternative reference rates. The transition did not have an impact on the Company’s Consolidated Financial Statements.

Effective December 31, 2024, the Company adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for more detailed information about a reportable segment’s expenses. The amended guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and permits entities to disclose more than one measure of a reportable segment’s profitability used by the Chief Operating Decision Maker. The adoption of the amended guidance resulted in expanded disclosures in Note 17. Segment and Geographic Information in this report but did not have an impact on the Company's Consolidated Financial Statements.

New Accounting Pronouncements Not Yet Adopted

Effective December 31, 2025, the Company will be required to adopt ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The adoption of the amended guidance will result in expanded disclosures in the Company’s income taxes footnote but is not expected to have an impact on the Company's Consolidated Financial Statements.

Effective December 31, 2027, the Company will be required to adopt ASU 2024-03, Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses, which will require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The adoption of the amended guidance will result in expanded disclosures in the Company’s footnotes but is not expected to have an impact on the Company's Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2.    Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the years ended December 31, 2024, 2023, and 2022 (in millions).

	Year Ended December 31, 2024
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	3,779	$923	$4,702	$39,381	$44,083
Crushing	462	—	462	11,374	11,836
Refined Products and Other	2,447	—	2,447	8,150	10,597
Total Ag Services and Oilseeds	6,688	923	7,611	58,905	66,516
Carbohydrate Solutions
Starches and Sweeteners	6,335	—	6,335	2,252	8,587
Vantage Corn Processors	2,647	—	2,647	—	2,647
Total Carbohydrate Solutions	8,982	—	8,982	2,252	11,234
Nutrition
Human Nutrition	3,944	—	3,944	—	3,944
Animal Nutrition	3,405	—	3,405	—	3,405
Total Nutrition	7,349	—	7,349	—	7,349

Total Segment Revenues	23,019	923	23,942	61,157	85,099
Other Business	431	—	431	—	431
Total Revenues	$23,450	$923	$24,373	$61,157	$85,530

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$4,110	$761	$4,871	$42,549	$47,420
Crushing	470	—	470	13,550	14,020
Refined Products and Other	2,295	—	2,295	9,691	11,986
Total Ag Services and Oilseeds	6,875	761	7,636	65,790	73,426
Carbohydrate Solutions
Starches and Sweeteners	7,431	—	7,431	2,454	9,885
Vantage Corn Processors	2,989	—	2,989	—	2,989
Total Carbohydrate Solutions	10,420	—	10,420	2,454	12,874
Nutrition
Human Nutrition	3,634	—	3,634	—	3,634
Animal Nutrition	3,577	—	3,577	—	3,577
Total Nutrition	7,211	—	7,211	—	7,211

Total Segment Revenues	24,506	761	25,267	68,244	93,511
Other Business	424	—	424	—	424
Total Revenues	$24,930	$761	$25,691	$68,244	$93,935

	Year Ended December 31, 2022
	Topic 606 Revenue			Topic 815(1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$4,053	$818	$4,871	$48,310	$53,181
Crushing	573	—	573	12,566	13,139
Refined Products and Other	2,724	—	2,724	10,519	13,243
Total Ag Services and Oilseeds	7,350	818	8,168	71,395	79,563
Carbohydrate Solutions
Starches and Sweeteners	7,696	—	7,696	2,555	10,251
Vantage Corn Processors	3,710	—	3,710	—	3,710
Total Carbohydrate Solutions	11,406	—	11,406	2,555	13,961
Nutrition
Human Nutrition	3,769	—	3,769	—	3,769
Animal Nutrition	3,867	—	3,867	—	3,867
Total Nutrition	7,636	—	7,636	—	7,636

Total Segment Revenues	26,392	818	27,210	73,950	101,160
Other Business	396	—	396	—	396
Total Revenues	$26,788	$818	$27,606	$73,950	$101,556

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

The Company engages in various structured trade finance activities to leverage its global trade flows whereby the Company obtains letters of credit (LCs) to guarantee payments on both global purchases and sales of grain. LCs guaranteeing payment on grain sales are sold on a non-recourse basis with no continuing involvement. The Company earns returns from the difference in interest rates between the LCs that guarantee payment on the underlying purchases and sales of grain given the differing risk profiles of the underlying transactions. The net return related to structured trade finance activities is included in revenue and was not significant for the years ended December 31, 2024, 2023, and 2022.

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

Nutrition

The Nutrition segment sells ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, edible beans, formula feeds, animal health and nutrition products, pet food and treats, and other specialty food and feed ingredients. Revenue is recognized when control over products is transferred to the customer. The amount of revenue recognized follows the contracted price or the mutually agreed price of the product.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.    Acquisitions

During the year ended December 31, 2024, the Company acquired Revela Foods, LLC (“Revela”), a Wisconsin-based developer and manufacturer of innovative dairy flavor ingredients and solutions, Fuerst Day Lawson Ltd. (“FDL”), a UK-based leading developer and producer of premium flavor and functional ingredient systems, PT Trouw Nutrition Indonesia (“PT”), a leading provider of functional and nutritional solutions for livestock farming in Indonesia, and Totally Natural Solutions Ltd. (“TNS”), a UK-based hops flavoring producer, for an aggregate cash consideration of $948 million.

The aggregate cash consideration of these acquisitions, net of $21 million in cash acquired, was allocated as follows, subject to final measurement period adjustments (in millions).

	Revela	FDL	PT	TNS	Total
Working capital, net of cash acquired	$49	$10	$6	$2	$67
Property, plant, and equipment	38	33	6	2	79
Goodwill	409	136	3	9	557
Other intangible assets	166	93	—	10	269
Other long-term assets	28	10	—	—	38
Long-term liabilities	(42)	(41)	—	—	(83)
Aggregate cash consideration, net of cash acquired	$648	$241	$15	$23	$927

Goodwill recorded in connection with the acquisitions is primarily attributable to the synergies expected to arise after the Company’s acquisition of the businesses. Of the $557 million allocated to goodwill, $373 million is expected to be deductible for tax purposes.

These acquisitions add capabilities to the Company’s Nutrition segment. The Company’s Consolidated Statements of Earnings for the year ended December 31, 2024 includes the post-acquisition results of the acquired businesses which were immaterial.

The following table sets forth the fair values and the useful lives of the other intangible assets acquired as of December 31, 2024.

	Useful Lives			Revela	FDL	TNS	Total
	(In years)			(In millions)
Intangible assets with finite lives:
Customer lists	10	to	18	$124	$73	$8	$205
Recipes and others	10	to	21	42	20	2	64
Total other intangible assets acquired				$166	$93	$10	$269

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023 (in millions).

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,930	$3,031	$6,961
Unrealized derivative gains:
Commodity contracts	—	404	427	831
Foreign exchange contracts	—	272	—	272
Interest rate contracts	—	5	—	5
Cash equivalents	70	—	—	70
Marketable securities	246	—	—	246
Segregated investments	1,681	—	—	1,681
Total Assets	$1,997	$4,611	$3,458	$10,066
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$355	$405	$760
Foreign exchange contracts	—	212	—	212
Inventory-related payables	—	654	88	742
Total Liabilities	$—	$1,221	$493	$1,714

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$4,274	$2,713	$6,987
Unrealized derivative gains:
Commodity contracts	—	628	731	1,359
Foreign currency contracts	—	187	—	187
Cash equivalents	209	—	—	209
Segregated investments	1,362	—	—	1,362
Total Assets	$1,571	$5,089	$3,444	$10,104
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$500	$457	$957
Foreign currency contracts	—	144	—	144
Inventory-related payables	—	1,219	101	1,320
Total Liabilities	$—	$1,863	$558	$2,421

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories Carried at Market and Inventory-Related Payables

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

Marketable Securities

The Company's marketable securities are comprised of foreign government securities. Government securities are valued using quoted market prices and are classified as Level 1.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segregated Investments

The Company’s segregated investments are comprised of U.S. Treasury securities. U.S. Treasury securities are valued using quoted market prices and are classified as Level 1.

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023 (in millions).

	Level 3 Fair Value Assets Measurements at December 31, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
Opening balance, January 1, 2024	$2,713	$731	$3,444
Total increase (decrease) in net realized/unrealized gains included in cost of products sold	646	1,010	1,656
Purchases	16,296	—	16,296
Sales	(16,609)	—	(16,609)
Settlements	—	(1,369)	(1,369)
Transfers into Level 3	1,416	241	1,657
Transfers out of Level 3	(1,431)	(186)	(1,617)
Closing balance, December 31, 2024 (1)	$3,031	$427	$3,458

(1) Includes increase in unrealized gains of $1.7 billion relating to Level 3 assets still held at December 31, 2024.

	Level 3 Fair Value Liabilities Measurements at December 31, 2024
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
Opening balance, January 1, 2024	$101	$457	$558
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense	(12)	1,124	1,112
Purchases	79	—	79
Sales	(81)	—	(81)
Settlements	—	(1,142)	(1,142)
Transfers into Level 3	1	68	69
Transfers out of Level 3	—	(102)	(102)
Closing balance, December 31, 2024 (1)	$88	$405	$493

(1) Includes increase in unrealized losses of $1.1 billion relating to Level 3 liabilities still held at December 31, 2024.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 3 Fair Value Assets Measurements at December 31, 2023
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
Opening balance, January 1, 2023	$2,760	$541	$3,301
Total increase (decrease) in net realized/unrealized gains included in cost of products sold	432	1,460	1,892
Purchases	29,929	—	29,929
Sales	(30,038)	—	(30,038)
Settlements	(4)	(1,559)	(1,563)
Transfers into Level 3	1,584	371	1,955
Transfers out of Level 3	(1,950)	(82)	(2,032)
Closing balance, December 31, 2023 (1)	$2,713	$731	$3,444

(1) Includes increase in unrealized gains of $2.1 billion relating to Level 3 assets still held at December 31, 2023.

	Level 3 Fair Value Liabilities Measurements at December 31, 2023
	Inventory- related Payables	Commodity Derivative Contracts Losses	Debt Conversion Option	Total
Opening balance, January 1, 2023	$89	$603	$6	$698
Total increase (decrease) in net realized/unrealized losses included in cost of products sold and interest expense	5	1,303	(6)	1,302
Purchases	49	—	—	49
Settlements	(35)	(1,583)	—	(1,618)
Transfers into Level 3	1	157	—	158
Transfers out of Level 3	(8)	(23)	—	(31)
Closing balance, December 31, 2023 (1)	$101	$457	$—	$558

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2024 and 2023. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components. As an example, for Level 3 inventories with basis, the unobservable component as of December 31, 2024 was a weighted average 24.9% of the total price for assets and 31.3% of the total price for liabilities.

	Weighted Average % of Total Price
	December 31, 2024		December 31, 2023
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	24.9%	31.3%	25.0%	33.2%
Transportation cost	10.8%	—%	11.5%	—%
Commodity Derivative Contracts
Basis	21.8%	23.4%	24.2%	24.9%
Transportation cost	10.8%	10.8%	9.3%	3.2%

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2024 and 2023 (in millions).

	December 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$272	$102	$187	$122
Commodity Contracts	828	760	1,343	957
Total	$1,100	$862	$1,530	$1,079

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the years ended December 31, 2024, 2023, and 2022 (in millions).

		Cost of		Other expense (income) - net
		products	Interest
	Revenues	sold	Expense		Total
For the Year Ended December 31, 2024
Pre-tax gains (losses) on:
Foreign Currency Contracts	$29	$(388)	$—	$142
Commodity Contracts	—	391	—	—
Total gain (loss) recognized in earnings	$29	$3	$—	$142	$174

For the Year Ended December 31, 2023
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(33)	$322	$—	$43
Commodity Contracts	—	619	—	—
Debt Conversion Option	—	—	6	—
Total gain (loss) recognized in earnings	$(33)	$941	$6	$43	$957

For the Year Ended December 31, 2022
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(42)	$367	$—	$194
Commodity Contracts	—	(120)	—	—
Debt Conversion Option	—	—	9	—
Total gain (loss) recognized in earnings	$(42)	$247	$9	$194	$408

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

Derivatives Designated as Hedging Instruments

The Company had certain derivatives designated as cash flow and net investment hedges as of December 31, 2024 and 2023. In addition, the Company had certain derivatives designated as fair value hedges as of December 31, 2024.

Cash Flow Hedges

For derivative instruments that are designated and qualify as highly-effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flow that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of AOCI and as an operating activity in the statement of cash flows and reclassified into earnings in the same line item affected by the hedged transaction and in the same period or periods during which the hedged transaction affects earnings. Hedge components excluded from the assessment of effectiveness and gains and losses related to discontinued hedges are recognized in the Consolidated Statements of Earnings during the relevant period.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company uses futures or options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 59 million bushels per month. During the past 12 months, the Company hedged between 12% and 31% of its monthly grind. At December 31, 2024, the Company had designated hedges representing between 9% to 26% of its anticipated monthly grind of corn for the next 12 months.

The Company uses futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures or options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 76% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At December 31, 2024, the Company had designated hedges representing between 5% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 41% and 74% of the anticipated monthly natural gas consumption at the designated facilities. At December 31, 2024, the Company had designated hedges representing between 35% and 50% of the anticipated monthly natural gas consumption over the next 12 months.

As of December 31, 2024 and 2023, the Company had after-tax losses of $13 million and after-tax gains of $42 million in AOCI, respectively, related to gains and losses from these programs. The Company expects to recognize $13 million of the 2024 after-tax losses in its Consolidated Statements of Earnings during the next 12 months.

Fair Value Hedges

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt is recognized in the Consolidated Statements of Earnings during the current period. The terms of the interest rate swaps match the terms of the underlying debt. The Company executed fixed-to-floating rate interest rate swaps with an aggregate notional amount of $500 million as of December 31, 2024. As of December 31, 2024, the Company had pre-tax gains of $5 million in other current assets related to interest rate swaps and a corresponding offset to the underlying debt for the same amount, with no net impact to earnings.

Net Investment Hedges

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates. The Company had USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $394 million and $805 million as of December 31, 2024 and 2023, respectively, and foreign exchange forwards with an aggregate notional amount of $2.1 billion as of each of December 31, 2024 and 2023. Amounts excluded from the assessment of hedge effectiveness are immaterial for all periods presented.
As of December 31, 2024 and 2023, the Company had after-tax losses of $99 million and $5 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2024 and 2023 (in millions).

	December 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Commodity Contracts	$3	$—	$16	$—
Interest Rate Contracts	5	—	—	—
Foreign Currency Contracts	—	110	—	22
Total	$8	$110	$16	$22

The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedging instruments that have been included in the Consolidated Statements of Earnings for the years ended December 31, 2024, 2023, and 2022 (in millions).

Cost of products sold

For the Year Ended December 31, 2024
Pre-tax gains (losses) on:
Commodity Contracts	$(77)

For the Year Ended December 31, 2023
Pre-tax gains (losses) on:
Commodity Contracts	$322

For the Year Ended December 31, 2022
Pre-tax gains (losses) on:
Commodity Contracts	$351

The Company has also designated $674 million (€650 million) of its outstanding long-term debt and commercial paper borrowings at each of December 31, 2024 and 2023, as hedges of its net investment in a foreign subsidiary. As of December 31, 2024 and 2023, the Company had after-tax gains of $251 million and $212 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.    Other Current Assets

The following table sets forth the items in other current assets (in millions):

	December 31, 2024	December 31, 2023
Unrealized gains on derivative contracts	$1,108	$1,546
Margin deposits and grain accounts	516	560
Customer omnibus receivable	872	1,052
Financing receivables - net (1)	258	237
Insurance premiums receivable	76	61
Prepaid expenses	279	445
Biodiesel tax credit	104	119
Tax receivables	539	491
Non-trade receivables	393	304
Other current assets	224	167
	$4,369	$4,982

(1) Interest earned on financing receivables of $18 million, $21 million, and $15 million for the years ended December 31, 2024, 2023, and 2022, respectively, is included in Interest and investment income in the Consolidated Statements of Earnings.

Note 7.    Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables (in millions).

	December 31, 2024	December 31, 2023
Unrealized losses on derivative contracts	$972	$1,101
Accrued compensation	346	439
Income tax payable	167	284
Other taxes payable	138	172
Accrued interest payable	153	142
Insurance liabilities	172	117
Contract liabilities (1)	534	626
Other deferred income	156	150
Other accruals and payables	1,092	1,045
	$3,730	$4,076

(1) Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Revenues recognized in the year ended December 31, 2024 from contract liabilities as of December 31, 2023 were $529 million.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8.    Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence.

Wilmar Investment

The Company had a 22.5% share ownership in Wilmar as of December 31, 2024 and 2023. During the year ended December 31, 2024, the Company’s investment in Wilmar was written down to its fair value, resulting in a pre-tax impairment charge of $461 million recorded in asset impairment, exit, and restructuring costs within the Consolidated Statement of Earnings. Subsequent to this impairment, the Company continues to monitor its investment in Wilmar for impairment. The Company’s investment in Wilmar had a carrying value of $3.9 billion as of December 31, 2024, and a market value of $3.2 billion based on the quoted Singapore Exchange market price, converted to U.S. dollars at the applicable exchange rate, at December 31, 2024.

In accordance with its accounting policy, as of December 31, 2024, the Company evaluated several factors in its determination of whether an other-than-temporary impairment of its investment in Wilmar had occurred as of that date. This included consideration of the short duration of the carrying value being above Wilmar's stock price, the recent performance of Wilmar’s stock price as quoted on the Singapore Exchange, latest consensus analyst forecasts, Wilmar’s long history of earnings and dividends and the Company’s continued representation on Wilmar’s Board. The Company considers its investment in Wilmar a significant and strategic relationship and has the intent and ability to retain its investment in Wilmar for a period of time sufficient to allow for any anticipated recovery in market value. Based on the evaluation of the factors above, the Company does not consider the investment to be other-than temporarily impaired at December 31, 2024. The Company will continue to reassess its investment in Wilmar which may result in the recognition of an other-than-temporary impairment in the future.

Other Investments

As of December 31, 2024, the Company also holds equity method investments in Pacificor (32.2%), Stratas Foods LLC (50.0%), Edible Oils Limited (50.0%), Olenex (37.5%), SoyVen (50.0%), Hungrana Ltd (50.0%), Almidones Mexicanos S.A. (50.0%), Terminal de Grãos Ponta da Montanha S.A. (50.0%), Gradable, LLC (50.0%), Aston Foods and Food Ingredients (50.0%), Red Star Yeast Company, LLC (40.0%), LSCP, LLLP (22.1%), Vimison S.A. de C.V. (45.3%), ADM Matsutani LLC (50%), Matsutani Singapore Pte. Ltd. (50%), ADM Vland Biotech Shandong Co., Ltd. (50%), Dusial S.A. (42.8%), and Vitafort ZRT (34.3%).

Summarized Financial Information

The Company had 69 and 73 unconsolidated domestic and foreign affiliates as of December 31, 2024 and 2023, respectively. The following tables summarize the aggregated balance sheets as of December 31, 2024 and 2023, and the aggregated statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2024, 2023, and 2022 (in millions).

	December 31,
	2024	2023
Current assets	$33,065	$41,032
Non-current assets	28,962	29,773
Current liabilities	(27,357)	(33,812)
Non-current liabilities	(8,772)	(8,973)
Non-controlling interests	(2,499)	(2,489)
Net assets	$23,399	$25,531

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2024	2023	2022
Revenues	$77,251	$85,754	$109,448
Gross profit	3,673	4,261	8,946
Net earnings	2,036	2,452	3,140

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2024 was $6.1 billion.

Transactions and Balances with Investees

Net sales to unconsolidated affiliates during the years ended December 31, 2024, 2023, and 2022 were $6.7 billion, $7.0 billion, and $7.8 billion, respectively.

Accounts receivable due from unconsolidated affiliates as of December 31, 2024 and 2023 was $342 million and $167 million, respectively.

The Company provides credit facilities totaling $142 million to seven unconsolidated affiliates. One facility that bears interest at 5.9% has an outstanding balance of $2 million, one facility that bears interest at 6.9% has an outstanding balance of $7.5 million, and one facility that bears interest at 4.2% has an outstanding balance of $7.5 million while the remaining facilities have no outstanding balance as of December 31, 2024. The outstanding balance is included in other current assets in the Company's Consolidated Balance Sheets.

Note 9.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable segment and Other Business for the years ended December 31, 2024 and 2023 are as follows (in millions):

	Ag Services & Oilseeds	Carbohydrate Solutions	Nutrition	Other Business	Total
Balance at December 31, 2022	$193	$224	$3,731	$14	$4,162
Acquisitions	20	—	—	—	20
Impairments	—	—	(137)	—	(137)
Currency translation adjustments and other	22	—	46	(10)	58
Balance at December 31, 2023	$235	$224	$3,640	$4	$4,103
Acquisitions	—	—	557	—	557
Currency translation adjustments and other	(17)	(8)	(127)	1	(151)
Balance at December 31, 2024	$218	$216	$4,070	$5	$4,509

As of each of December 31, 2024 and 2023, accumulated impairment for goodwill was $156 million.

During the year ended December 31, 2024, the Company evaluated goodwill for impairment using a qualitative assessment for two reporting units and using a quantitative assessment for five reporting units.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Per the results of the impairment testing within the Ag Services and Oilseeds (AS&O) reportable segment for the year ended December 31, 2024, the estimated fair value of the Ag Services, Crushing, and RPO reporting units evaluated for impairment using a quantitative assessment was in excess of 128%, 191% and 209% of its carrying value, respectively, and no impairment was recorded for any of the AS&O reporting units. Per the results of the impairment testing within the Nutrition reportable segment for the year ended December 31, 2024, the estimated fair value of the Animal Nutrition and Human Nutrition reporting units evaluated for impairment using a quantitative assessment was in excess of 7% and 32% of its carrying value, respectively, and no impairment was recorded for either of the Nutrition reporting units.

The Company used a combination of the income and market approaches when performing the quantitative assessment of goodwill for the Animal Nutrition reporting unit. The Company weighted the income approach with a probability weight of 75%, as it is based on the future business plans and growth estimates for the Company’s Animal Nutrition business and thus considers short-term and long-term cash flow expectations for the business. The market approach was weighted less heavily at 25%, as it represents an estimate of fair value based on market guideline companies for which future growth expectations are not precisely known.

During the year ended December 31, 2023, the Company recorded a goodwill impairment charge of $137 million related to the Animal Nutrition reporting unit that was evaluated for impairment using a quantitative assessment. The decline in the fair value of the Animal Nutrition reporting unit was primarily driven by a higher discount rate due to changes in the underlying business performance and industry conditions as well as the macroeconomic environment, causing a decline in the projected cash flows. Following the recording of the impairment charge, the remaining carrying value of goodwill in the Animal Nutrition reporting unit as of December 31, 2023 was $946 million. There was no goodwill impairment charge recorded for the year ended December 31, 2022.

Other Intangible Assets

The following table sets forth the detail on other intangible assets.

				December 31, 2024			December 31, 2023
	Useful			Gross	Accumulated		Gross	Accumulated
	Life			Amount	Amortization	Net	Amount	Amortization	Net
	(In years)			(In millions)
Intangible assets with indefinite lives:
Trademarks/brands				$290	$—	$290	$375	$—	$375
Other				—	—	—	58	—	58
Intangible assets with definite lives:
Trademarks/brands	5	to	20	86	(42)	44	53	(35)	18
Customer lists	1	to	30	1,687	(708)	979	1,544	(627)	917
Capitalized software and related costs	5	to	8	964	(612)	352	950	(523)	427
Land rights	20	to	65	89	(27)	62	107	(30)	77
Other intellectual property	5	to	20	187	(142)	45	211	(135)	76
Recipes and other	1	to	35	620	(339)	281	511	(304)	207
Intangible assets in process				207	—	207	83	—	83
Total				$4,130	$(1,870)	$2,260	$3,892	$(1,654)	$2,238

The changes in the gross amounts during the year ended December 31, 2024 were primarily related to acquisitions of $269 million, and additions to capitalized software and intangible assets in process of $134 million, partially offset by foreign currency and other adjustments of $122 million and impairments of $43 million.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregate amortization expense was $266 million, $234 million, and $235 million for the years ended December 31, 2024, 2023, and 2022, respectively, of which $89 million, $72 million, and $69 million, respectively, were for amortization of capitalized software and related costs.

The estimated future annual amortization expense for the next five years for intangible assets recorded at December 31, 2024 is $285 million, $284 million, $272 million, $266 million, and $205 million, respectively.

Note 10.    Debt Financing Arrangements

The Company’s long-term debt consisted of the following (in millions, except as noted):

Debt Instrument
Interest Rate	Face Amount	Due Date	December 31, 2024	December 31, 2023
1.000% Notes	€650 million	2025	$672	$717
2.500% Notes	$1 billion	2026	999	998
7.500% Debentures	$147 million	2027	147	147
6.750% Debentures	$103 million	2027	103	103
6.625% Debentures	$144 million	2029	144	144
3.250% Notes	$1 billion	2030	993	991
7.000% Debentures	$160 million	2031	161	159
2.900% Notes	$750 million	2032	745	744
5.935% Debentures	$336 million	2032	337	334
4.500% Notes	$500 million	2033	493	492
5.375% Debentures	$432 million	2035	426	426
6.450% Debentures	$103 million	2038	103	102
5.765% Debentures	$297 million	2041	297	297
4.535% Debentures	$383 million	2042	291	288
4.016% Debentures	$371 million	2043	266	263
3.750% Notes	$408 million	2047	403	403
4.500% Notes	$600 million	2049	589	589
2.700% Notes	$750 million	2051	732	732
6.950% Debentures	$157 million	2097	154	154
Other			199	177
Total long-term debt including current maturities			8,254	8,260
Current maturities			(674)	(1)
Total long-term debt			$7,580	$8,259

Discount amortization expense, net of premium amortization, of $13 million, $15 million, and $6 million for the years ended December 31, 2024, 2023, and 2022, respectively, are included in interest expense related to the Company’s long-term debt.

At December 31, 2024, the fair value of the Company’s long-term debt, excluding current portion, was $7.1 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards), compared to a carrying value of $7.6 billion.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements. The Company was in compliance with these covenants as of December 31, 2024.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate future maturities of long-term debt as of December 31, 2024 are as follows (in millions):

Amount
2025	$675
2026	1,007
2027	265
2028	1
2029	145
Thereafter	6,428
Total estimated future maturities	$8,521

At December 31, 2024, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $13.0 billion, of which $9.1 billion was unused.

The Company had outstanding standby letters of credit and surety bonds at December 31, 2024 and 2023, totaling $1.4 billion and $1.6 billion, respectively.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.8 billion in funding resulting from the sale of accounts receivable. As of December 31, 2024, the Company utilized $2.0 billion of its facility under the Programs. See Note 19. Sale of Accounts Receivable for further information on the Programs.

The weighted average interest rates on short-term borrowings outstanding at December 31, 2024 and 2023, were 4.7% and 7.4%, respectively. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $1.7 billion of commercial paper outstanding at December 31, 2024.

Credit Ratings

As of December 31, 2024, the three major credit rating agencies maintained the Company’s credit ratings at investment grade levels with a negative outlook.

Note 11.    Stock Compensation

Total compensation expense for stock option grants, Restricted Stock Awards, and PSUs recognized during the years ended December 31, 2024, 2023, and 2022 was $74 million, $112 million, and $147 million, respectively. Changes in incentive compensation expense from period to period are primarily caused by the level of attainment of the PSU performance criteria described below.

Stock Option Grants

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 2020 Incentive Compensation Plan. These options are issued at market value on the date of grant, vest incrementally over one year to five years, and expire ten years after the date of grant.

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model. The volatility assumption used in the Black-Scholes single option pricing model is based on the historical volatility of the Company’s stock. The volatility of the Company’s stock was calculated based upon the monthly closing price of the Company’s stock for the period immediately prior to the date of grant corresponding to the average expected life of the grant. The average expected life represents the period of time that option grants are expected to be outstanding. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. No options were granted in 2024, 2023, and 2022.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of option activity during 2024 is presented below (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price
Shares under option at December 31, 2023	1,614	$37.11
Exercised	(567)	44.38
Shares under option at December 31, 2024	1,047	$33.18

Exercisable at December 31, 2024	1,047	$33.18

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2024, was 1 year.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2024, was $19 million. The total intrinsic values of options exercised during the years ended December 31, 2024, 2023, and 2022, were $9 million, $20 million, and $117 million, respectively. Cash proceeds received from options exercised during the years ended December 31, 2024, 2023, and 2022, were $25 million, $20 million, and $90 million, respectively, and are presented as financing activities within the Consolidated Statements of Cash Flows under Other - net.

Restricted Stock Awards and PSUs

The Company’s 2020 Incentive Compensation Plan provides for the granting of restricted stock and restricted stock units at no cost to certain officers and key employees. In addition, the Company’s 2020 Incentive Compensation Plan also provides for the granting of PSUs at no cost to certain officers and key employees.

Restricted Stock Awards are made in common stock or stock units with equivalent rights and vest at the end of a restriction period of three years. Starting with the February 2023 grant, Restricted Stock Awards have a three-year graded vesting schedule and vest at 33.33% each year.

The awards for PSUs are made in common stock units and vest at the end of a vesting period of three years subject to the attainment of certain future service and Company performance criteria. During the years ended December 31, 2024, 2023, and 2022, 2.6 million, 1.7 million, and 2.3 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs. At December 31, 2024, there were 11.2 million shares available for future grants pursuant to the 2020 Incentive Compensation Plan.

The fair value of Restricted Stock Awards and PSUs is determined based on the market value of the Company’s shares on the grant date. The weighted-average grant-date fair values of awards granted during the years ended December 31, 2024, 2023, and 2022 were $55.16, $78.90, and $70.13, respectively.

A summary of Restricted Stock Awards and PSUs activity during 2024 is presented below (in thousands, except per share amounts):

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2024	5,332	$69.82
Granted	2,635	55.16
Vested	(2,396)	58.70
Forfeited	(286)	67.19
Non-vested at December 31, 2024	5,285	$68.77

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024, there was $89 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs. Amounts to be recognized as compensation expense during the years ended December 31, 2025, 2026, and 2027 are expected to be $58 million, $27 million, and $4 million, respectively, based on expected Company performance and award service conditions.

The total grant-date fair value of Restricted Stock Awards and PSU's that vested during the year ended December 31, 2024 was $141 million.

Note 12.    Other (Income) Expense – Net

The following table sets forth the items in other (income) expense (in millions).

	Year Ended December 31
	2024	2023	2022
Gains on sale of assets	$(27)	$(38)	$(78)
Other – net	(224)	(138)	(280)
	$(251)	$(176)	$(358)

Other - net in the year ended December 31, 2024 included the non-service components of net pension benefit income of $18 million, net foreign exchange gains of $46 million, third party insurance recoveries of $133 million, and net other income.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13.    Income Taxes

The following table sets forth the geographic split of earnings before income taxes (in millions).

	Year Ended December 31
	2024	2023	2022
United States	$656	$1,844	$2,725
Foreign	1,599	2,450	2,508
Total Earnings Before Income Taxes	$2,255	$4,294	$5,233

Significant components of income tax expense are as follows (in millions):

	Year Ended December 31
	2024	2023	2022
Current expense
Federal	$108	$291	$379
State	8	47	97
Foreign	490	513	481
	$606	$851	$957
Deferred expense (benefit)
Federal	(99)	(52)	23
State	6	(10)	7
Foreign	(37)	39	(119)
	$(130)	$(23)	$(89)
Income tax expense	$476	$828	$868

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31, 2024	December 31, 2023
Deferred tax liabilities
Property, plant, and equipment	$808	$827
Intangibles	343	358
Right of use assets	317	263
Equity in earnings of affiliates	236	214
Debt exchange	49	50
Reserves and other accruals	133	49
Other	30	137
	$1,916	$1,898
Deferred tax assets
Pension and postretirement benefits	$95	$111
Inventories	12	20
Lease liabilities	323	268
Stock compensation	36	42
Foreign tax loss carryforwards	386	494
Capital loss carryforwards	41	42
State tax attributes	23	25
US carryforwards	196	27
Other	111	71
Gross deferred tax assets	1,223	1,100
Valuation allowances	(223)	(216)
Net deferred tax assets	$1,000	$884

Net deferred tax liabilities	$916	$1,014

The net deferred tax liabilities are classified as follows:
Noncurrent assets	$352	$295
Noncurrent liabilities	(1,268)	(1,309)
	$(916)	$(1,014)

Net Operating Losses and Valuation Allowances

The Company had $386 million and $494 million of tax assets related to net operating loss carryforwards of certain international subsidiaries at December 31, 2024 and 2023, respectively. As of December 31, 2024, approximately $314 million of these assets have no expiration date, and the remaining $72 million expire at various times through fiscal 2034. The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $166 million and $160 million against these tax assets at December 31, 2024 and 2023, respectively, due to the uncertainty of their realization.

The Company had $41 million of tax assets related to foreign capital loss carryforwards at each of December 31, 2024 and 2023. The Company recorded a valuation allowance of $41 million against these tax assets at each of December 31, 2024 and 2023 due to the uncertainty of their realization.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had $196 million of tax assets related to U.S. income tax attributes at December 31, 2024, of which $39 million will expire between 2029 and 2034, $89 million will expire in 2044, and the remaining $68 million have no expiration date.

The Company had $23 million and $25 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2024 and 2023, respectively, a majority of which will expire between 2025 and 2029. Due to the uncertainty of realization, the Company recorded a valuation allowance of $16 million and $14 million related to state income tax assets net of federal tax benefit as of December 31, 2024 and 2023, respectively. The change in the valuation allowance was related to the increase in the state income tax attributes over what was reserved in prior years.

In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2024, the Company increased valuation allowances primarily related to net operating loss carryforwards.
The activity related to the income tax valuation allowance for the years ended December 31, 2024, 2023, and 2022 was as follows (in millions):

	Year Ended December 31
	2024	2023	2022
Opening balance, January 1	$216	$209	$281
Additions	40	58	18
Deductions	(33)	(51)	(90)
Ending balance, December 31	$223	$216	$209

Income Tax Rate Reconciliation

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on earnings is as follows:

	Year Ended December 31
	2024	2023	2022
US Federal Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.2	0.9	1.4
Foreign earnings taxed at rates other than the U.S. statutory rate	2.2	(0.3)	(3.8)
Foreign currency effects/remeasurement	(4.8)	0.5	0.6
Withholding Tax	1.8	0.1	—
Impairment of Investments	4.3	0.5	—
Change in Uncertain Tax Position	3.2	0.1	0.5
Tax benefit on U.S. biodiesel credits	(2.9)	(1.7)	(1.2)
Second-generation biofuel credit	(1.2)	—	—
U.S. railroad credits	(2.5)	(1.5)	(1.2)
U.S. tax on foreign earnings	0.6	1.2	0.2
Other	(0.8)	(1.5)	(0.9)
Effective income tax rate	21.1%	19.3%	16.6%

The effective tax rates for 2024 and 2023 were impacted by the tax impact of impairments on investments and the Company's geographic mix of earnings. The effective tax rate for 2022 was impacted by the Company's geographic mix of earnings and discrete tax items.

ADM’s operations in foreign jurisdictions accounted for 71%, 57%, and 48% of the Company’s total pre-tax earnings in fiscal years 2024, 2023, and 2022, respectively. The foreign rate differential was primarily due to various tax rates applicable to the income earned from the Company’s operations in Europe, Asia, South America and the Caribbean.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Legislative Changes

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Act”), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income,” and a one percent excise tax on net repurchases of stock for tax years beginning after December 31, 2022. While the Inflation Act has no immediate impact and is not expected to have a material adverse effect on ADM’s results of operations going forward, the Company will continue to evaluate its impact as further information becomes available.

Other Matters

It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed earnings of foreign subsidiaries and corporate joint ventures not subject to the transition tax.

The Company has elected to pay the one-time transition tax on accumulated foreign earnings over eight years. As of December 31, 2024, the Company’s remaining transition tax liability was $61 million, which will be paid in 2025.

The Company incurred U.S. taxable income of $674 million, $425 million, and $684 million related to Global Intangible Low-Taxed Income (GILTI) and deducted $16 million, $77 million, and $67 million related to Foreign Derived Intangible Income Deduction in fiscal years 2024, 2023, and 2022, respectively. The Company made an accounting policy election to treat GILTI as a period cost. The Company has recorded and will continue to record the impact of tax reform items as U.S. tax authorities issue Treasury Regulations and other guidance addressing tax reform-related changes. The additional guidance, along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company’s net income or cash flow.

Unrecognized Tax Benefits

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2024 and 2023 (in millions).

	December 31,
	2024	2023
Opening balance, January 1	$168	$151
Net additions related to current year’s tax positions	12	2
Net additions related to prior years’ tax positions	57	28
Additions (adjustments) related to acquisitions	2	—
Reductions related to lapse of statute of limitations	(6)	(6)
Settlements with tax authorities	(48)	(7)
Ending balance, December 31	$185	$168

The additions and reductions in unrecognized tax benefits shown in the table included effects related to net income and shareholders’ equity. The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow. At December 31, 2024 and 2023, the Company had accrued interest and penalties on unrecognized tax benefits of $59 million and $52 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various jurisdictions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Resolution of the related tax positions, through negotiations with relevant tax authorities or through litigation, may take years to complete. Therefore, it is difficult to predict the timing for resolution of tax positions and the Company cannot predict or provide assurance as to the ultimate outcome of these ongoing or future examinations. However, the Company does not anticipate that the total amount of unrecognized tax benefits will increase or decrease significantly in the next twelve months. Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period. If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $183 million on the tax expense for that period.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2018 through 2024. In the year ended December 31, 2014, the Company’s wholly-owned subsidiary in the Netherlands, ADM Europe B.V., received a tax assessment of $122 million, including interest, from the Netherlands tax authority challenging the transfer pricing aspects of a business reorganization implemented in the year ended December 31, 2009. On July 11, 2024, the Tax Court of Appeals issued a ruling decreasing the assessment to $52 million, including interest. The Company decided not to appeal the decision further, and therefore the Tax Court of Appeals order is final. As of December 31, 2024, the Company has paid the final assessed amount, and the issue is considered settled.

Note 14.    Leases

The following table sets forth the amounts relating to the Company’s total lease cost and other information (in millions).

	Year Ended December 31
	2024	2023	2022
Lease cost:
Operating lease cost	$410	$390	$356
Short-term lease cost	135	126	127
Total lease cost	$545	$516	$483
Other information:
Operating lease liability principal payments (1)	$397	$374	$339
Right-of-use assets obtained in exchange for new operating lease liabilities	$437	$327	$357
		December 31
		2024	2023
Weighted-average remaining lease term - operating leases (in years)		7	7
Weighted average discount rate - operating leases		4.5%	4.1%

(1) Operating lease payments are presented as operating activities within the Consolidated Statements of Cash Flows.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate future lease payments for operating leases as of December 31, 2024 are as follows (in millions):

Undiscounted
Cash Flows
2025	$377
2026	284
2027	231
2028	180
2029	122
Thereafter	442
Total undiscounted minimum lease payments	1,636
Less: Interest (1)	(255)
Lease liability	$1,381

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

The Company maintains 401(k) plans covering substantially all U.S. employees. The Company contributes cash to the plans to match qualifying employee contributions, and also provides a non-matching employer contribution of 1% of pay to eligible participants. Under an employee stock ownership component of the 401(k) plans, employees may choose to invest in the Company’s stock as part of their own investment elections. Assets of the Company’s 401(k) plans consist primarily of listed common stocks and pooled funds. The Company’s 401(k) plans held 5.6 million shares of Company common stock at December 31, 2024, with a market value of $282 million. Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2024 were $11 million.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of retirement plan expense for the years ended December 31, 2024, 2023, and 2022 (in millions).

	Pension Benefits			Postretirement Benefits
	Year Ended December 31			Year Ended December 31
	2024	2023	2022	2024	2023	2022
Retirement plan expense
Defined benefit plans:
Service cost (benefits earned during the period)	$46	$41	$48	$—	$—	$1
Interest cost	79	76	48	5	6	3
Expected return on plan assets	(89)	(83)	(79)	—	—	—
Settlement charges	2	—	—	—	—	—
Curtailments	—	—	(2)	—	—	—
Amortization of actuarial loss	5	3	17	3	2	5
Amortization of prior service cost (credit)	(20)	(20)	(20)	—	—	—
Net periodic defined benefit plan expense	23	17	12	8	8	9
Defined contribution plans	76	73	67	—	—	—
Total retirement plan expense	$99	$90	$79	$8	$8	$9

Net actuarial loss (gain)	$(38)	$46	$(88)	$(5)	$4	$(29)
Prior service cost	26	19	20	—	—	—
Total pre-tax comprehensive loss (income)	$(12)	$65	$(68)	$(5)	$4	$(29)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the years ended December 31, 2024 and 2023 (in millions).

	Pension Benefits		Postretirement Benefits
	December 31 2024	December 31 2023	December 31 2024	December 31 2023
Change in benefit obligations:
Benefit obligation, beginning	$1,765	$1,587	$113	$118
Service cost	46	41	—	—
Interest cost	79	76	5	6
Actuarial loss (gain)	(111)	83	(3)	6
Employee contributions	4	3	—	—
Benefits paid	(62)	(53)	(14)	(17)
Plan amendments	6	—	—	—
Foreign currency effects and Other	(54)	28	1	—
Benefit obligation, ending	$1,673	$1,765	$102	$113
Change in plan assets
Fair value of plan assets, beginning	$1,415	$1,269	$—	$—
Actual return on plan assets	7	121	—	—
Employer contributions	26	54	14	17
Employee contributions	4	3	—	—
Benefits paid	(62)	(53)	(14)	(17)
Foreign currency effects and Other	(39)	21	—	—
Fair value of plan assets, ending	$1,351	$1,415	$—	$—

Funded status	$(322)	$(350)	$(102)	$(113)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets (non-current)	$68	$63	$—	$—
Accrued expenses and other payables	(19)	(19)	(13)	(14)
Other long-term liabilities	(371)	(394)	(89)	(99)
Net amount recognized in the Consolidated Balance Sheets	$(322)	$(350)	$(102)	$(113)

In 2024, the actuarial gains in the pension plans were primarily driven by increases in the global bond yields, which were partially offset by unfavorable asset performances in the funded plans in the U.S. and the U.K.

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

Included in AOCI for pension benefits at December 31, 2024, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $30 million and unrecognized actuarial loss of $235 million.

Included in AOCI for postretirement benefits at December 31, 2024, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service cost of $1 million and unrecognized actuarial loss of $15 million.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the principal assumptions used in developing net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	December 31 2024	December 31 2023	December 31 2024	December 31 2023
Discount rate	4.5%	4.8%	4.9%	5.1%
Expected return on plan assets	6.0%	6.0%	N/A	N/A
Rate of compensation increase	4.8%	4.3%	N/A	N/A
Interest crediting rate	4.0%	3.9%	N/A	N/A

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits		Postretirement Benefits
	December 31 2024	December 31 2023	December 31 2024	December 31 2023
Discount rate	5.0%	4.5%	5.5%	4.9%
Rate of compensation increase	4.8%	4.8%	N/A	N/A
Interest crediting rate	4.6%	4.0%	N/A	N/A

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.4 billion, $1.4 billion, and $1.0 billion, respectively, as of December 31, 2024, and $1.5 billion, $1.5 billion, and $1.0 billion, respectively, as of December 31, 2023.

For postretirement benefit measurement purposes, a 8.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2024. The rate was assumed to decrease gradually to 4.5% by 2034 and remain at that level thereafter.

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

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2024 and 2023 (in millions).

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Common stock	$36	$—	$—	$36
Mutual funds	154	—	—	154
Corporate bonds	—	517	—	517
U.S. Treasury instruments	161	—	—	161
U.S. government agency, state and local government bonds	—	4	—	4
Other	13	18	—	31
Total assets	$364	$539	$—	$903
Common collective trust funds at NAV
U.S. equity				30
International equity				67
Fixed income				298
Other				53
Total assets at fair value				$1,351

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Common stock	$37	$—	$—	$37
Mutual funds	147	—	—	147
Corporate bonds	—	473	—	473
U.S. Treasury instruments	262	—	—	262
U.S. government agency, state and local government bonds	—	8	—	8
Other	—	7	—	7
Total assets	$446	$488	$—	$934
Common collective trust funds at NAV
U.S. equity				15
International equity				60
Fixed income				330
Other				76
Total assets at fair value				$1,415

There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date.

	December 31 2024(1)(2)	December 31 2023(2)
Equity securities	21%	19%
Debt securities	68%	77%
Other	11%	4%
Total	100%	100%

(1)The Company’s U.S. pension plans contain approximately 68% of the Company’s global pension plan assets. The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 23% equity securities, 74% debt securities, and 3% other. The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation. The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 18% equity securities, 56% debt securities, and 26% other. The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)The Company’s pension plans did not directly hold any shares of Company common stock as of the December 31, 2024 and 2023 measurement dates.

Investment objectives for the Company’s plan assets are to:

–Optimize the long-term return on plan assets in consideration of funded status risk.
–Maintain a broad diversification of assets and appropriate risk exposure across asset classes.
–Maintain careful control of the risk level within each asset class.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Contributions and Expected Benefit Payments

Based on actuarial calculations, the Company expects to contribute $25 million to the pension plans and $13 million to the postretirement benefit plan during 2025. The Company may elect to make additional discretionary contributions during this period.

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans (in millions):

	Pension Benefits	Postretirement Benefits
2025	$76	$13
2026	83	12
2027	89	11
2028	96	10
2029	102	10
2030-2034	590	39

Note 16.    Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value. No preferred stock has been issued.

At December 31, 2024 and 2023, the Company had approximately 237.6 million shares and 202.5 million shares, respectively, of its common shares in treasury.

Treasury stock of $4.8 billion and $4.9 billion at December 31, 2024 and 2023, respectively, is recorded at cost as a reduction of common stock, and treasury stock of $2.3 billion and $2.7 billion at December 31, 2024 and 2023, respectively, is recorded at cost as a reduction of reinvested earnings.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2024, 2023, and 2022 (in millions).

	Foreign Currency Translation Adjustments	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(2,248)	$225	$(147)	$(2)	$(2,172)
Other comprehensive income (loss) before reclassifications	(609)	268	117	(12)	(236)
Gain (loss) from net investment hedges	328	—	—	—	328
Amounts reclassified from AOCI	—	(352)	23	—	(329)
Tax effect	(93)	7	(15)	1	(100)
Net of tax amount	(374)	(77)	125	(11)	(337)
Balance at December 31, 2022	(2,622)	148	(22)	(13)	(2,509)
Other comprehensive income (loss) before reclassifications	204	337	(46)	16	511
Gain (loss) on net investment hedges	(153)	—	—	—	(153)
Amounts reclassified from AOCI	—	(322)	(42)	—	(364)
Tax effect	32	(5)	2	(1)	28
Net of tax amount	83	10	(86)	15	22
Balance at December 31, 2023	(2,539)	158	(108)	2	(2,487)
Other comprehensive income (loss) before reclassifications	(607)	(118)	(27)	(16)	(768)
Gain (loss) on net investment hedges	192		—	—	192
Amounts reclassified from AOCI	—	77	42	—	119
Tax effect	(45)	9	(7)	(1)	(44)
Net of tax amount	(460)	(32)	8	(17)	(501)
Balance at December 31, 2024	$(2,999)	$126	$(100)	$(15)	$(2,988)

	Amounts reclassified from AOCI Year Ended December 31,			Affected line item in the Consolidated Statements of
Details about AOCI components	2024	2023	2022	Earnings
Deferred loss (gain) on hedging activities
	$—	$—	$(1)	Revenues
	77	(322)	(351)	Cost of products sold
	77	(322)	(352)	Earnings before income taxes
	(20)	77	62	Income tax expense
	$57	$(245)	$(290)	Net earnings

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.    Segment and Geographic Information

The Company’s operations are organized, managed, and classified into three reportable business segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition.

Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified within either Corporate or Other Business.

The reportable segments have been identified based on financial data utilized by the Chief Operating Decision Maker (CODM), which is the Company’s Chief Executive Officer, who is also the Company’s Chair of the Board. The CODM uses segment operating profit as the measurement of segment profit or loss. Separate financial information for the Company’s three reportable segments is evaluated by the CODM on a monthly basis to allocate resources and assess performance. The CODM does not use total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included. Operating profit for each segment is based on net sales less identifiable operating expenses. Also included in operating profit for each segment is equity in earnings of affiliates based on the equity method of accounting. Specified items and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by the CODM exclusive of these items.

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, blending, bleaching, and deodorizing into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. The Company engages in various structured trade finance activities to leverage its global trade flows. This segment also includes the Company’s share of the results of its equity investments in Wilmar, Pacificor, Stratas Foods LLC, Edible Oils Limited, Olenex, SoyVen, and Gradable.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Nutrition segment serves various end markets including food, beverages, and nutritional supplements for humans, and complete feed, feed premix and additives, petfood and pet treats for livestock, aquaculture, and pets. The segment engages in the creation, manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, and other specialty food and feed ingredients and systems. The Nutrition segment also includes activities related to the procurement, processing, and distribution of edible beans, the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. This segment also includes the Company’s share of the results of its equity investments in Vimison S.A. de C.V., ADM Matsutani LLC, Matsutani Singapore Pte. Ltd., ADM Vland Biotech Shandong Co., Ltd., Dusial S.A., and Vitafort ZRT.

Other Business results include the Company’s financial business units related to futures commission and insurance activities. Corporate results principally include unallocated corporate expenses, interest cost net of interest income, and revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies.

Intersegment sales have been recorded using principles consistent with ASC 606, Revenue from Contracts with Customers.

Segment Information for the Years ended December 31, 2024, 2023 and 2022

The following tables present data by segment (in millions).

	Year Ended December 31, 2024
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$66,516	$11,234	$7,349	$85,099
Other Business				431
Total revenues				$85,530

Less:
Cost of materials	60,378	7,170	4,651
Manufacturing costs	3,436	2,592	1,249
Selling, general, and administrative expenses	919	326	1,166
Other segment items (1)	(664)	(230)	(103)
Segment operating profit	$2,447	$1,376	$386	$4,209

Reconciliation of segment operating profit
Other Business				247
Corporate				(1,721)
Specified items:
Gains on sales of assets and businesses				10
Asset impairment, restructuring, and net settlement contingencies (2)				(490)
Earnings before income taxes				$2,255
(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income, interest expense; and other income/expense.
Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.
Nutrition: Equity in the earnings of affiliates; asset impairment, exit, and restructuring charges; and other income/expense.

(2) These charges primarily include a $461 million impairment charge related to the Company's investment in Wilmar, within the Ag Services and Oilseeds segment, and a $43 million impairment charge related to the discontinued animal nutrition trademarks, within the Nutrition segment, partially offset by reversals of certain contingency liabilities in the Ag Services and Oilseeds segment.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$73,426	$12,874	$7,211	$93,511
Other Business				424
Total revenues				$93,935

Less:
Cost of materials	65,751	8,729	4,608
Manufacturing costs	3,338	2,550	1,136
Selling, general, and administrative expenses	880	323	1,034
Other segment items(1)	(610)	(103)	6
Segment operating profit	$4,067	$1,375	$427	$5,869

Reconciliation of segment operating profit
Other Business				375
Corporate				(1,606)
Specified items:
Gains on sales of assets and businesses				17
Asset impairment, restructuring, and net settlement contingencies (2)				(361)
Earnings before income taxes				$4,294

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates; interest and investment income; and other income/expense.

(2) These charges were related to the impairment of certain long-lived assets, goodwill, intangibles, and an equity investment, restructuring, and a contingency related to import duties, partially offset by settlement/contingency adjustments.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$79,563	$13,961	$7,636	$101,160
Other Business				396
Total revenues				$101,556

Less:
Cost of materials	72,464	9,867	4,900
Manufacturing costs	3,135	2,522	1,075
Selling, general, and administrative expenses	839	338	1,040
Other segment items(1)	(1,276)	(179)	(47)
Segment operating profit	$4,401	$1,413	$668	$6,482

Reconciliation of segment operating profit
Other Business				167
Corporate				(1,316)
Specified items:
Gains on sales of assets and businesses				47
Asset impairment, restructuring, and net settlement contingencies				(147)
Earnings before income taxes				$5,233
(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates and other income/expense.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Year Ended December 31
	2024	2023	2022
Intersegment revenue
Ag Services and Oilseeds	$1,716	$2,108	$2,045
Carbohydrate Solutions	889	918	968
Nutrition	68	48	62
Total intersegment revenue	$2,673	$3,074	$3,075

Depreciation expense
Ag Services and Oilseeds	$376	$350	$334
Carbohydrate Solutions	305	304	307
Nutrition	151	132	120
Total segment depreciation expense	832	786	761
Other Business	9	10	9
Corporate	34	29	24
Total depreciation expense	$875	$825	$794

Amortization expense
Ag Services and Oilseeds	$14	$17	$17
Carbohydrate Solutions	6	8	9
Nutrition	158	136	139
Total segment amortization expense	178	161	165
Corporate	88	73	69
Total amortization expense	$266	$234	$234

Interest and investment income
Ag Services and Oilseeds	$84	$54	$52
Nutrition	—	(18)	2
Total segment interest and investment income	84	36	54
Other Business	463	499	185
Corporate	15	(36)	54
Total interest and investment income	$562	$499	$293

Equity in earnings of unconsolidated affiliates
Ag Services and Oilseeds	$474	$459	$714
Carbohydrate Solutions	127	76	94
Nutrition	29	21	23
Total segment equity in earnings of unconsolidated affiliates	630	556	831
Corporate	(9)	(5)	1
Total equity in earnings of affiliates	$621	$551	$832

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information for the Company for Years ended December 31, 2024, 2023 and 2022

The following geographic data include revenues from external customers attributed to the countries based on the location of the subsidiary making the sale (in millions).

	Year Ended
	December 31
	2024	2023	2022
Revenues
United States	$33,550	$38,783	$43,272
Switzerland	19,877	19,898	21,821
Cayman Islands	5,603	7,646	5,883
Brazil	3,353	3,361	4,004
Mexico	3,209	3,185	3,709
Canada	2,055	2,400	2,272
United Kingdom	2,186	2,219	2,231
Other Foreign	15,697	16,443	18,364
	$85,530	$93,935	$101,556

Long-lived assets represent the net book value of property, plant, and equipment and right-of-use (ROU) assets based on physical location (in millions).

	December 31
	2024	2023
Property, plant, and equipment, net
United States	$6,965	$6,660
Brazil	872	874
Other Foreign	3,000	2,974
Total property, plant, and equipment, net	$10,837	$10,508

ROU assets
United States	$1,063	$913
Other Foreign	295	298
Total ROU assets	$1,358	$1,211

Total long-lived assets	$12,195	$11,719

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18.    Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs (in millions).

	Year Ended December 31
	2024	2023	2022
Restructuring and exit costs (1)	$26	$33	$29
Impairment charge - goodwill and other intangible assets (2)	43	201	2
Impairment charge - other long-lived assets (3)	476	108	35
Total asset impairment, exit, and restructuring costs	$545	$342	$66

(1)The year ended December 31, 2024 includes restructuring charges of $23 million, within Corporate, presented as a specified item. The year ended December 31, 2023 includes several individually insignificant restructuring charges totaling $27 million presented as specified items across the Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition segments, and $6 million within Corporate. The year ended December 31, 2022 includes several individually insignificant restructuring charges totaling $28 million presented as specified items and restructuring charges of $1 million within Corporate.
(2)The year ended December 31, 2024 includes impairments of discontinued Animal Nutrition trademarks of $43 million, within the Nutrition segment, presented as specified items. The year ended December 31, 2023 includes impairments related to goodwill of $137 million and customer list and discontinued Animal Nutrition trademarks totaling $64 million, within the Nutrition segment, presented as specified items. The year ended December 31, 2022 includes customer list impairment of $2 million, within the Nutrition segment presented as specified items.

(3)The year ended December 31, 2024 includes $461 million impairment charge related to the Company’s investment in Wilmar, within the Ag Services and Oilseeds segment, presented as a specified item. The year ended December 31, 2023 includes impairments related to certain long-lived assets of $10 million, $33 million, and $65 million, within the Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition segments, respectively, presented as specified items. The year ended December 31, 2022 includes impairments related to certain long-lived assets of $15 million and $20 million, within the Carbohydrate Solutions and Nutrition segments, respectively, presented as specified items.

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

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company ("ADM Ireland Receivables"). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $1.1 billion (€1.1 billion) for the accounts receivables transferred. The Second Program terminates on April 18, 2025, unless extended.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales of accounts receivable. The Company acts as a servicer for the transferred receivables. At December 31, 2024 and 2023, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of December 31, 2024 and 2023, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s Consolidated Balance Sheets was $2.0 billion and $1.6 billion, respectively. Total receivables sold were $46.9 billion, $54.8 billion, and $59.0 billion for the years ended December 31, 2024, 2023, and 2022, respectively. Cash collections from customers on receivables sold were $47.0 billion, $53.6 billion, and $56.9 billion for the years ended December 31, 2024, 2023, and 2022, respectively. All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and the collection of the receivables is not subject to significant interest rate risk, given the short-term nature of the Company’s trade receivables. Receivables pledged as collateral to the Purchasers were $0.7 billion and $1.1 billion as of December 31, 2024 and 2023, respectively.
Transfers of receivables under the Programs resulted in an expense for the loss on sale of $95 million, $56 million, and $21 million, for the years ended December 31, 2024, 2023, and 2022, respectively, which is classified as selling, general, and administrative expenses in the Consolidated Statements of Earnings.

Note 20.    Legal Proceedings

The Company is routinely involved in a number of actual or threatened legal actions, including those involving alleged personal injuries, employment law, product liability, intellectual property, environmental issues, alleged tax liability (see Note 13. Income Taxes for information on income tax matters), and class actions. The Company also routinely receives inquiries from regulators and other government authorities relating to various aspects of its business, and at any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. On May 17, 2024, the court stayed MRE’s case pending a decision in UWGP’s appeal, described below. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP has appealed the dismissal to the United States Court of Appeals for the Seventh Circuit. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. On March 18, 2022, the Nebraska federal district court granted ADM’s motion to transfer the GP case back to the Central District of Illinois for further proceedings. ADM moved to dismiss the complaint on May 20, 2022 and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal. On January 12, 2024, the appellate court vacated the dismissal and remanded the case to the district court for further proceedings. On March 8, 2024, GP filed an amended complaint, which ADM moved to dismiss. On December 3, 2024, the court issued a decision on ADM’s motion to dismiss GP’s amended complaint, denying one ground for dismissal and certifying a question of law to the Nebraska Supreme Court before deciding the other ground.

The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Government Investigations

As previously disclosed, the Company is under investigation by the United States Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) relating to, among other things, intersegment sales between the Company’s Nutrition reporting segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions reporting segments. The Company is continuing to cooperate with the SEC and DOJ investigations and is unable to predict the outcome of these investigations.

Shareholder Litigation

As previously disclosed, on January 24, 2024, following the Company’s announcement of an investigation relating to intersegment sales, a purported stockholder of the Company filed a putative securities fraud class action in the U.S. District Court for the Northern District of Illinois against the Company and certain of its current and former officers. Defendants filed motions to dismiss, which remain pending and are set for argument on March 6, 2025. The Company intends to continue to vigorously defend against these claims. However, given the uncertainty of litigation, the Company is unable to predict the final outcome of this proceeding with any reasonable degree of certainty, nor does it currently have sufficient information to estimate a reasonably possible loss or range of loss with respect to this matter.

Also as previously disclosed, beginning on March 29, 2024, purported stockholders of the Company filed a number of related derivative lawsuits against certain current and former officers and directors of the Company, seeking unspecified damages. The derivative litigation is now consolidated in the U.S. District Court for the District of Delaware. Defendants filed a motion to dismiss the consolidated complaint, which remains pending. The Company is unable to predict the final outcome of this proceeding with any reasonable degree of certainty.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21.    Subsequent Event

On January 31, 2025, the Company completed the acquisition of Vandamme Hugaria Kft, a 700 metric ton/day non-genetically modified crush and extraction facility based in Hungary, for an aggregate consideration of $123 million, subject to working capital adjustments.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Archer-Daniels-Midland Company

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2024 and 2023, the related Consolidated Statements of Earnings, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an adverse opinion thereon.

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

Description of the Matter	As explained in Notes 1 and 4 to the Consolidated Financial Statements, certain merchandisable agricultural commodity inventory and inventory-related payables are stated at market or fair value. Forward commodity purchase and sales contracts that qualify as derivative contracts are also stated at market or fair value. The merchandisable agricultural commodity inventory, inventory-related payables, and forward commodity purchase and sales contracts are considered level 2 and 3 fair value instruments. As of December 31, 2024, the market or fair values for certain merchandisable agricultural commodity inventories, inventory-related payables, forward commodity contracts in an asset position, and forward commodity contracts in a liability position were $6,961 million, $742 million, $831 million, and $760 million, respectively.

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

Animal Nutrition Goodwill Impairment Evaluation

Description of the Matter
At December 31, 2024, the Company’s total goodwill was $4.5 billion of which $0.9 billion was assigned to the Animal Nutrition reporting unit. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 9 of the Consolidated Financial Statements, goodwill is tested at the reporting unit level for impairment at least annually on October 1, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses an income and market approach in its quantitative impairment tests and determined the fair value of the Animal Nutrition reporting unit exceeded its carrying value by 7% at the assessment date.

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
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Archer-Daniels-Midland Company

Opinion on Internal Control over Financial Reporting

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Archer-Daniels-Midland Company (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Revela Foods, LLC (Revela), Fuerst Day Lawson Ltd. (FDL), PT Trouw Nutrition Indonesia (PT) and Totally Natural Solutions Ltd. (TNS), which are included in the 2024 consolidated financial statements of the Company and constituted 1.0% of total assets, after excluding goodwill and intangibles assets recorded, as of December 31, 2024, and 0.4% and 1.1% of revenues and net earnings attributable to controlling interests, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Revela, FDL, PT, and TNS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of the Company as of December 31, 2024 and 2023, the related Consolidated Statements of Earnings, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 Consolidated Financial Statements, and this report does not affect our report dated February 20, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Saint Louis, Missouri
February 20, 2025

ARCHER-DANIELS-MIDLAND COMPANY
PART II

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024, due to the material weakness described below.
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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting did not include the internal controls of Revela Foods, LLC (“Revela”), Fuerst Day Lawson Ltd. (“FDL”), PT Trouw Nutrition Indonesia (“PT”) and Totally Natural Solutions Ltd. (“TNS”), which were acquired in the year ended December 31, 2024. In accordance with the SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Revela, FDL, PT and TNS are included in the Company’s Consolidated Financial Statements and constituted 1.0% of total assets, after excluding goodwill and intangibles assets recorded, as of December 31, 2024, and 0.4% and 1.1% of revenues and net earnings attributable to controlling interests, respectively, for the year ended December 31, 2024.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management assessed the design and operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, due to the material weakness described below.

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

ARCHER-DANIELS-MIDLAND COMPANY
PART II
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

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. That report is included herein and is incorporated in this Item 9A by reference.

Remediation Plan

The Company continues to implement enhancements to its internal controls to remediate the identified material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for intersegment sales and to enhance the reliability of its financial statements with respect to the pricing and reporting of such sales. Specifically, the Company has (i) enhanced the Company’s accounting policies with respect to the measurement of intersegment sales and (ii) improved its documentation of the Company’s pricing guidelines for intersegment sales. In addition, the design and documentation of the execution of pricing and measurement controls for segment disclosure purposes and projected financial information used in impairment analyses have been enhanced, and testing of these controls will continue as part of the regular internal control over financial reporting process. Further, training for relevant personnel on the measurement of intersegment sales and application of relevant accounting guidance to intersegment sales and segment disclosures has been provided and remains ongoing.

While the Company believes that these efforts have improved its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company has taken will remediate the material weakness in internal control over financial reporting until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new and enhanced controls.

Changes in Internal Control Over Financial Reporting

The Company is undertaking upgrades to its IT platforms and, in particular, certain of its enterprise resource planning (ERP) systems on a worldwide basis, which is expected to occur in phases over the next several years. The Company did not have any further deployments of updated ERP systems during the year ended December 31, 2024.

Except for the material weakness described above and the related implementation of remediation measures, there have been no changes in internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the year ended December 31, 2024, the Company completed the acquisitions of Revela, FDL, PT, and TNS. As a result of the acquisitions, the Company is in the process of reviewing the internal control structures of these businesses and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired businesses.

Item 9B.	OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ARCHER-DANIELS-MIDLAND COMPANY
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to executive officers of the Company appears in Part I. Item 1. Business under the heading "Information about Our Executive Officers."

The other information required by this Item is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” "Delinquent Section 16(a) Reports", and "Insider Trading Policy" of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2025, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation and Succession Committee Report,” “Compensation and Succession Committee Interlocks and Insider Participation,” and “Director Compensation” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2025 and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-Year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information at December 31, 2024” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2025 and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in “Certain Relationships and Related Transactions,” “Review and Approval of Certain Relationships and Related Transactions,” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2025 and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2025 and is incorporated herein by reference.

ARCHER-DANIELS-MIDLAND COMPANY
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Part II. Item 8. Financial Statements and Supplementary Data for a list of financial statements.

(a)(2)	All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a)(3)	List of exhibits

Exhibit No.	Description	SEC Document Reference
(3.1)	Composite Certificate of Incorporation, as amended.	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001.
(3.2)	Bylaws, as amended through November 2, 2022.	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023.
4	Instruments defining the rights of security holders, including:
(4.1)	Description of Securities of Registrant	Filed herewith.
(4.2.1) (4.2.2)
Indenture, dated as of June 1, 1986, by and between the Company and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank, and Manufacturers Hanover Trust Company), as Trustee, as amended and supplemented by Supplemental Indenture, dated as of August 1, 1989, by and between the Company and The Bank of New York Mellon (successor to JPMorgan Chase, The Chase Manhattan Bank, Chemical Bank and Manufacturers Hanover Trust Company), as Trustee, relating to:

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

Indenture (Exhibit (4.2.1)) incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 filed on June 30, 1986 (File No. 03-306721).

Supplemental Indenture (Exhibit (4.2.2)) incorporated by reference to Exhibit 4(c) to Post Effective Amendment No. 3 to the Company’s Registration Statement on Form S-3 filed on June 30, 1986 (File No. 03-306721).

(4.3.1) (4.3.2) (4.3.3) (4.3.4)
Indenture, dated as of September 20, 2006, by and between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., as Trustee, as amended and supplemented by First Supplemental Indenture, dated as of June 3, 2008, by and between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), Second Supplemental Indenture, dated as of November 29, 2010, by and between the Company and The Bank of New York Mellon, and Third Supplemental Indenture, dated as of April 4, 2011, between the Company and The Bank of New York Mellon, relating to:

the $500,000,000 – 6.45% Debentures due January 15, 2038,
the $1,000,000,000 – 5.765% Debentures due March 1, 2041, and
the $527,688,000 – 4.535% Debentures due March 26, 2042.

Indenture (Exhibit (4.3.1)) incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 filed on September 22, 2006.

First Supplemental Indenture (Exhibit (4.3.2)) incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

Second Supplemental Indenture (Exhibit (4.3.3)) incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 30, 2010.

Third Supplemental Indenture (Exhibit (4.3.4)) incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 8, 2011.

ARCHER-DANIELS-MIDLAND COMPANY
PART IV

(4.4)
Indenture, dated as of October 16, 2012, by and between the Company and The Bank of New York Mellon, as Trustee, relating to:

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
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2012.
(4.5)	Indenture, dated as of July 26, 2023, by and between the Company and Deutsche Bank Trust Company Americas, as Trustee.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on July 26, 2023.
(4.6)
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

(10)
Copies of the Company’s equity compensation plans, deferred compensation plans and agreements with executive officers are incorporated herein by reference pursuant to Instruction (b)(10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K, as follows:

(10.1)	The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees I, as amended.	Incorporated by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
(10.2)	The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees II, as amended and restated.	Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(10.3)	The Archer-Daniels-Midland Company Supplemental Retirement Plan, as amended and restated.	Incorporated by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
(10.4)	Second Amendment to ADM Supplemental Retirement Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(10.5)	The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors, as amended.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(10.6)	The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on September 25, 2009.
(10.7)	Form of Stock Option Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

ARCHER-DANIELS-MIDLAND COMPANY
PART IV

(10.8)	Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.9)	Form of Stock Option Agreement for Named Executive Officers under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.10)	Form of Restricted Stock Unit Award Agreement for Named Executive Officers under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.11)	Form of Stock Option Agreement for International Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.12)	Form of Restricted Stock Unit Award Agreement for International Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.13)	Form of Performance Share Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.14)	Form of Performance Share Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan for grant to J. Luciano.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2011.
(10.15)	Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(10.16)	Form of Nonqualified Stock Option Award Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(10.17)	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(10.18)	Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(10.19)	Form of Restricted Stock Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
(10.20)	Form of Performance Share Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
(10.21)	ADM Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on May 15, 2018.
(10.22)	Archer-Daniels-Midland Company 2020 Incentive Compensation Plan.	Incorporated by reference to Annex B to the Company’s Definitive Proxy Statement filed on March 25, 2020.

ARCHER-DANIELS-MIDLAND COMPANY
PART IV

(10.23)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(10.24)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(10.25)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(10.26)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(10.27)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
(10.28)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
(10.29)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
(10.30)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
(10.31)	Transition Agreement, dated as of April 19, 2024, by and between the Company and Vikram Luthar.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2024.
(10.32)	Offer Letter, by and between the Company and Monish Patolawala.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2024.
(19)	Insider Trading Policy.	Filed herewith.
(21)	Subsidiaries of the Company.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(24)	Powers of Attorney.	Filed herewith.
(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 12, 2024.

ARCHER-DANIELS-MIDLAND COMPANY
PART IV

(101)	Interactive Data File.	Filed herewith.
(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and incorporated by reference to Exhibit 101.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2025

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ M. Patolawala
M. Patolawala,
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2025, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. R. Luciano	/s/ T. Colbert*	/s/ D. R. McAtee II*
J. R. Luciano,	T. Colbert,	D. R. McAtee II,
Chair of the Board, Chief Executive Officer,	Director	Director
President, and Director
(Principal Executive Officer)	/s/ J. C. Collins, Jr.*	/s/ P. J. Moore*
	J. C. Collins, Jr.,	P. J. Moore,
/s/ M. Patolawala	Director	Director
M. Patolawala,
Chief Financial Officer	/s/ T. K. Crews*	/s/ D. A. Sandler*
(Principal Financial Officer)	T. K. Crews,	D. A. Sandler,
	Director	Director
/s/ M. Strader Fruit
M. Strader Fruit,	/s/ E. de Brabander*	/s/ L. Z. Schlitz*
Vice President, Corporate Controller	E. de Brabander,	L. Z. Schlitz,
(Principal Accounting Officer)	Director	Director

/s/ M. S. Burke*	/s/ S. F. Harrison*	/s/ K. R. Westbrook*
M. S. Burke,	S. F. Harrison,	K. R. Westbrook,
Director	Director	Director

*Regina B. Jones, Senior Vice President, General Counsel, and Secretary, by signing her name hereto, does hereby sign this report on behalf of each of the above named directors of the Registrant, pursuant to the powers of attorney duly executed by such individual, copies of which are being filed with this report as exhibits.

By: /s/ R. B. Jones
R. B. Jones,
Attorney-in-Fact