Form 10-Q
period 2025-03-31
Archer-Daniels-Midland Co
filed 2025-05-06
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Common Stock, no par value – 480,450,015 shares
(April 28, 2025)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results and operations, growth opportunities, pending litigation and investigations, and timing of the remediation of the Company’s material weakness in the Company’s internal control over financial reporting are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from the forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, without limitation, those that are described in Item 1A, "Risk Factors" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as may be updated in subsequent Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, Archer-Daniels-Midland Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

ARCHER-DANIELS-MIDLAND COMPANY
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
Revenues	$20,175	$21,847
Cost of products sold	18,995	20,188
Gross Profit	1,180	1,659

Selling, general, and administrative expenses	932	951
Asset impairment, exit, and restructuring costs	38	18
Equity in (earnings) of unconsolidated affiliates	(144)	(212)
Interest and investment (income)	(138)	(123)
Interest expense	158	166
Other (income) – net	(19)	(26)
Earnings Before Income Taxes	353	885

Income tax expense	61	166
Net Earnings Including Non-controlling Interests	292	719

Net (losses) attributable to non-controlling interests	(3)	(10)

Net Earnings Attributable to Archer-Daniels-Midland Company	$295	$729

Average number of shares outstanding – basic	483	513
Average number of shares outstanding – diluted	483	514
Basic earnings per common share	$0.61	$1.42
Diluted earnings per common share	$0.61	$1.42
Dividends per common share	$0.51	$0.50

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net Earnings Including Non-controlling Interests	$292	$719

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	(133)	4
Tax effect	38	(20)
Net of tax amount	(95)	(16)

Deferred (loss) on hedging activities	(5)	(69)
Tax effect	(1)	10
Net of tax amount	(6)	(59)

Pension and other postretirement benefit liabilities adjustment	(22)	(4)
Tax effect	6	1
Net of tax amount	(16)	(3)

Unrealized (loss) on investments	(3)	(7)
Tax effect	—	(1)
Net of tax amount	(3)	(8)

Total other comprehensive (loss), net of tax	(120)	(86)

Total comprehensive income	172	633

Less: Comprehensive (loss) attributable to non-controlling interests	(3)	(13)

Comprehensive income attributable to Archer-Daniels-Midland Company	$175	$646

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	December 31, 2024
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$864	$611
Short-term marketable securities	33	246
Segregated cash and investments	6,870	7,212
Trade receivables - net	4,419	3,708
Inventories	11,550	11,572
Other current assets	4,146	4,369
Total Current Assets	27,882	27,718
Non-Current Assets
Investments in affiliates	5,022	5,276
Goodwill	4,623	4,509
Intangible assets	2,252	2,260
Right of use assets	1,334	1,358
Other non-current assets	1,289	1,313
Property, plant, and equipment, net	11,000	10,837
Total Non-Current Assets	25,520	25,553
Total Assets	$53,402	$53,271

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$2,765	$1,903
Current maturities of long-term debt	704	674
Trade payables	5,151	5,535
Payables to brokerage customers	7,726	7,772
Accrued expenses and other payables	3,511	3,730
Current lease liabilities	314	324
Total Current Liabilities	20,171	19,938
Long-Term Liabilities
Long-term debt	7,596	7,580
Deferred income taxes	1,185	1,268
Non-current lease liabilities	1,044	1,057
Other	1,024	997
Total Long-Term Liabilities	10,849	10,902

Temporary Equity - Redeemable non-controlling interest	255	253
Shareholders’ Equity
Common stock	3,246	3,223
Reinvested earnings	21,981	21,933
Accumulated other comprehensive (loss)	(3,108)	(2,988)
Non-controlling interests	8	10
Total Shareholders’ Equity	22,127	22,178
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$53,402	$53,271
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Cash flows from operating activities
Net earnings including non-controlling interests	$292	$719
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	287	280
Asset impairment charges	—	3
Deferred income taxes	(42)	(64)
Equity in earnings of affiliates, net of dividends	(28)	(136)
Stock compensation expense	50	66
(Gain) Loss on sales / investment revaluation	(26)	14
Other – net	(94)	—
Changes in operating assets and liabilities
Segregated investments	220	(159)
Trade receivables	(655)	61
Inventories	137	295
Other current assets	263	163
Trade payables	(423)	(713)
Payables to brokerage customers	(79)	319
Accrued expenses and other payables	(244)	(148)
Net cash (used in) provided by operating activities	(342)	700
Cash flows from investing activities
Capital expenditures	(291)	(328)
Net assets of businesses acquired	(90)	(915)
Proceeds from sales of assets	10	6
Purchases of marketable securities	(11)	—
Proceeds from sales of marketable securities	248	—
Other – net	5	7
Net cash used in investing activities	(129)	(1,230)
Cash flows from financing activities
Net borrowings under lines of credit agreements	863	1,619
Share repurchases, net of tax	—	(1,327)
Cash dividends	(247)	(257)
Other – net	(29)	(37)
Net cash provided by (used in) financing activities	587	(2)
Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	16	(13)
Increase (Decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	132	(545)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	3,924	5,390
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$4,056	$4,845

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Equity Attributable to Archer-Daniels-Midland Company
	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance, December 31, 2024	478	$3,223	$21,933	$(2,988)	$10	$22,178
Comprehensive income
Net earnings			295		(1)	294
Other comprehensive loss				(120)	—	(120)
Cash dividends paid - $0.51 per share			(247)			(247)
Share repurchases	—		—			—
Stock compensation expense	2	50				50
Stock option exercises, net of taxes	—	(30)			—	(30)
Other	—	3	—	—	(1)	2
Balance, March 31, 2025	480	$3,246	$21,981	$(3,108)	$8	$22,127

Balance, Balance December 31, 2023	513	$3,154	$23,465	$(2,487)	$13	$24,145
Comprehensive income
Net earnings			729		(10)	719
Other comprehensive loss				(83)	(3)	(86)
Cash dividends paid - $0.50 per share			(257)			(257)
Share repurchases	(13)		(868)			(868)
Share repurchases prepayment		(462)				(462)
Stock compensation expense	3	66				66
Stock option exercises, net of taxes	(1)	(41)				(41)
Other	—	3	—	—	13	16
Balance March 31, 2024	502	2,720	23,069	(2,570)	13	23,232

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as of March 31, 2025 and 2024 (in millions).

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$864	$830
Restricted cash and restricted cash equivalents included in segregated cash and investments	3,192	4,015
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,056	$4,845

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Changes to the allowance for estimated uncollectible accounts were as follows (in millions).

	Three Months Ended March 31,
	2025	2024
Opening balance, January 1	$167	$215
Provisions (reversals), net	2	5
Write-offs against allowance	(14)	(13)
Recoveries and other	3	9
Closing balance, March 31	$158	$216

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value. In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.

The following table sets forth the Company’s inventories as of March 31, 2025 and December 31, 2024 (in millions).

	March 31, 2025	December 31, 2024
Raw materials and supplies (1)	$1,776	$1,922
Finished goods	2,753	2,689
Market inventories	7,021	6,961
Total inventories	$11,550	$11,572

(1) Includes work in process inventories which were not material as of March 31, 2025 and December 31, 2024.

Cost Method Investments

Cost method investments represent investments in private companies and private equity funds for strategic purposes or to diversify the overall investment portfolio. These investments are generally in the startup or development stages and the markets for products these companies are developing are typically in the early stages. The Company’s evaluation of privately held investments is based on the fundamentals of the businesses invested in. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Cost method investments of $436 million and $439 million as of March 31, 2025 and December 31, 2024, respectively, were included in Other Assets in the Company’s Consolidated Balance Sheets.

Revaluation gains and losses are recorded in interest and investment income in the Company’s Consolidated Statements of Earnings. As of March 31, 2025, the lifetime cumulative amounts of upward and downward adjustments were $118 million and $75 million, respectively. Any year-to-date upward and downward adjustments were immaterial to the Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investments in Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence.

The Company had a 22.5% share ownership in Wilmar International Limited (“Wilmar”) as of March 31, 2025 and December 31, 2024. The Company’s investment in Wilmar had a carrying value of $3.6 billion as of March 31, 2025, and a market value of $3.5 billion based on the quoted Singapore Exchange market price, converted to U.S. dollars at the applicable exchange rate, at March 31, 2025.

In accordance with its accounting policy, as of March 31, 2025, the Company evaluated several factors in its determination of whether an other-than-temporary impairment of its investment in Wilmar had occurred as of that date. This included consideration of the short duration of the carrying value being above Wilmar's stock price, the recent performance of Wilmar’s stock price as quoted on the Singapore Exchange, latest consensus analyst forecasts, Wilmar’s long history of earnings and dividends and the Company’s continued representation on Wilmar’s Board. The Company considers its investment in Wilmar a significant and strategic relationship and has the intent and ability to retain its investment in Wilmar for a period of time sufficient to allow for any anticipated recovery in market value. Based on the evaluation of the factors above, the Company does not consider the investment to be other-than temporarily impaired at March 31, 2025. The Company will continue to reassess its investment in Wilmar, which may result in the recognition of an other-than-temporary impairment in the future.

As of March 31, 2025, the Company also held equity method investments in Pacificor (32.2%), Stratas Foods LLC (50.0%), Edible Oils Limited (50.0%), Olenex (37.5%), SoyVen (50.0%), Hungrana Ltd (50.0%), Almidones Mexicanos S.A. de C.V. (50.0%), Terminal de Grãos Ponta da Montanha S.A. (50.0%), Gradable, LLC (50.0%), Aston Foods and Food Ingredients (50.0%), Red Star Yeast Company, LLC (40.0%), LSCP, LLLP (22.1%), Vimison S.A. de C.V. (45.3%), ADM Matsutani LLC (50%), Matsutani Singapore Pte. Ltd. (50%), Dusial S.A. (42.8%), and Vitafort ZRT (34.3%).

Property, Plant, and Equipment

The Company’s net property, plant, and equipment consisted of the following as of March 31, 2025 and December 31, 2024 (in millions).

	March 31, 2025	December 31, 2024
Land	$585	$566
Buildings	6,250	6,143
Machinery and equipment	20,963	20,636
Construction in progress	1,545	1,553
	29,343	28,898
Accumulated depreciation	(18,343)	(18,061)
Net Property, Plant, and Equipment	$11,000	$10,837

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Changes to the Company's redeemable non-controlling interests for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Opening balance, January 1	$253	$320
Net (loss) attributable to redeemable non-controlling interests	(2)	(10)
Currency translation adjustments and other	4	(3)
Closing balance, March 31	$255	$307

Note 2.    New Accounting Pronouncements

Effective December 31, 2025, the Company will be required to adopt Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are required to be applied on a prospective basis, and retrospective adoption is permitted. The adoption of the amended guidance will result in expanded disclosures in the Company’s income taxes footnote but is not expected to have an impact on the Company's Consolidated Financial Statements.

Effective December 31, 2027, the Company will be required to adopt ASU 2024-03, Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses, which will require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU can be applied on a prospective basis or retrospective basis upon adoption. The adoption of the amended guidance will result in expanded disclosures in the Company’s footnotes but is not expected to have an impact on the Company's Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3.    Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three months ended March 31, 2025 and 2024 (in millions).

	Three Months Ended March 31, 2025
	Topic 606 Revenue			Topic 815	Total
	Point in Time	Over Time	Total	Revenue (1)	Revenues
Ag Services and Oilseeds
Ag Services	$1,041	$207	$1,248	$9,288	$10,536
Crushing	100	—	100	2,539	2,639
Refined Products and Other	851	—	851	1,649	2,500
Total Ag Services and Oilseeds	1,992	207	2,199	13,476	15,675
Carbohydrate Solutions
Starches and Sweeteners	1,384	—	1,384	553	1,937
Vantage Corn Processors	634	—	634	—	634
Total Carbohydrate Solutions	2,018	—	2,018	553	2,571
Nutrition
Human Nutrition	998	—	998	—	998
Animal Nutrition	819	—	819	—	819
Total Nutrition	1,817	—	1,817	—	1,817

Total Segment Revenues	5,827	207	6,034	14,029	20,063
Other Business	112	—	112	—	112
Total Revenues	$5,939	$207	$6,146	$14,029	$20,175

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2024
	Topic 606 Revenue			Topic 815	Total
	Point in Time	Over Time	Total	Revenue (1)	Revenues
Ag Services and Oilseeds
Ag Services	$1,022	$193	$1,215	$9,982	$11,197
Crushing	117	—	117	3,210	3,327
Refined Products and Other	548	—	548	2,147	2,695
Total Ag Services and Oilseeds	1,687	193	1,880	15,339	17,219
Carbohydrate Solutions
Starches and Sweeteners	1,593	—	1,593	563	2,156
Vantage Corn Processors	527	—	527	—	527
Total Carbohydrate Solutions	2,120	—	2,120	563	2,683
Nutrition
Human Nutrition	964	—	964	—	964
Animal Nutrition	872	—	872	—	872
Total Nutrition	1,836	—	1,836	—	1,836

Total Segment Revenues	5,643	193	5,836	15,902	21,738
Other Business	109	—	109	—	109
Total Revenues	$5,752	$193	$5,945	$15,902	$21,847

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

The Company engages in various structured trade finance activities to leverage its global trade flows whereby the Company obtains letters of credit (LCs) to guarantee payments on both global purchases and sales of grain. LCs guaranteeing payment on grain sales are sold on a non-recourse basis with no continuing involvement. The Company earns returns from the difference in interest rates between the LCs that guarantee payment on the underlying purchases and sales of grain given the differing risk profiles of the underlying transactions. The net return related to structured trade finance activities is included in Ag Services revenue and was not significant for the three months ended March 31, 2025 and 2024.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Note 4.    Acquisitions

On January 31, 2025, the Company acquired Vandamme Hugaria Kft (“Vandamme”), a 700 metric ton/day non-genetically modified crush and extraction facility based in Hungary for an aggregate cash consideration of $123 million. This acquisition adds capabilities to the Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments.

The aggregate cash consideration, net of $33 million cash acquired, was allocated as follows, subject to final measurement period adjustments (in millions).

Vandamme
Working capital, net of cash acquired	$17
Property, plant, and equipment	31
Goodwill	31
Other intangible assets(1)	14
Deferred tax liabilities	(3)
Aggregate cash consideration, net of cash acquired	$90
(1) Primarily represents customer lists with expected useful lives of 10 years to 18 years.

Goodwill recorded in connection with the acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business. This goodwill is not expected to be deductible for tax purposes.

The Company’s Consolidated Statements of Earnings for the three months ended March 31, 2025 includes the post-acquisition results of the acquired business which were immaterial.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5.    Fair Value Measurements

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

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in millions).

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,918	$3,103	$7,021
Unrealized derivative gains:
Commodity contracts	—	274	508	782
Foreign currency contracts	—	145	—	145
Interest rate contracts	—	15	—	15
Cash equivalents	413	—	—	413
Marketable securities	33	—	—	33
Segregated investments	1,899	—	—	1,899
Total Assets	$2,345	$4,352	$3,611	$10,308

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$381	$352	$733
Foreign currency contracts	—	114	—	114
Inventory-related payables	—	1,400	52	1,452
Total Liabilities	$—	$1,895	$404	$2,299

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,930	$3,031	$6,961
Unrealized derivative gains:
Commodity contracts	—	404	427	831
Foreign currency contracts	—	272	—	272
Interest rate contracts	—	5	—	5
Cash equivalents	70	—	—	70
Marketable securities	246	—	—	246
Segregated investments	1,681	—	—	1,681
Total Assets	$1,997	$4,611	$3,458	$10,066

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$355	$405	$760
Foreign currency contracts	—	212	—	212
Inventory-related payables	—	654	88	742
Total Liabilities	$—	$1,221	$493	$1,714

Inventories Carried at Market and Inventory-Related Payables

Estimated fair values for inventories and inventory-related payables stated at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis. Market valuations for the Company’s inventories are adjusted for location and quality (basis) because the exchange-quoted prices represent contracts with standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Except for certain derivatives designated as net investment hedges, changes in the fair value of foreign currency-related derivatives are recognized in the Consolidated Statements of Earnings as a component of revenues, cost of products sold, and other (income) - net, depending upon the purpose of the contract.

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

Marketable Securities

The Company's marketable securities are comprised of foreign government securities and foreign term deposits with original maturities greater than 90 days. These securities are valued using quoted market prices and are classified as Level 1.

Segregated Investments

The Company’s segregated investments are comprised of U.S. Treasury securities. U.S. Treasury securities are valued using quoted market prices and are classified as Level 1.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Level 3 Assets and Liablities

The following table presents a roll forward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025 (in millions).

	Level 3 Fair Value Asset Measurements at
	March 31, 2025
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
Opening balance, January 1, 2025	$3,031	$427	$3,458
Total increase in net realized/unrealized gains included in cost of products sold*	152	213	365
Purchases	4,086	—	4,086
Sales	(4,578)	—	(4,578)
Settlements	—	(228)	(228)
Transfers into Level 3	571	113	684
Transfers out of Level 3	(159)	(17)	(176)
Closing Balance, March 31, 2025	$3,103	$508	$3,611
* Includes increase in unrealized gains of $311 million relating to Level 3 assets still held at March 31, 2025.

The following table presents a roll forward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025 (in millions).

	Level 3 Fair Value Liability Measurements at
	March 31, 2025
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
Opening balance, January 1, 2025	$88	$405	$493
Total (decrease) increase in net realized/unrealized losses included in cost of products sold*	(3)	194	191
Purchases	3	—	3
Sales	(36)	—	(36)
Settlements	—	(277)	(277)
Transfers into Level 3	—	35	35
Transfers out of Level 3	—	(5)	(5)
Closing Balance, March 31, 2025	$52	$352	$404
* Includes increase in unrealized losses of $193 million relating to Level 3 liabilities still held at March 31, 2025.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a roll forward of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024 (in millions).

	Level 3 Fair Value Asset Measurements at
	March 31, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total
Opening balance, January 1, 2024	$2,713	$731	$3,444
Total (decrease) increase in net realized/unrealized gains included in cost of products sold*	(97)	375	278
Purchases	3,789	—	3,789
Sales	(3,883)	—	(3,883)
Settlements	—	(352)	(352)
Transfers into Level 3	516	28	544
Transfers out of Level 3	(90)	(18)	(108)
Closing balance, March 31, 2024	$2,948	$764	$3,712
* Includes increase in unrealized gains of $564 million relating to Level 3 assets still held at March 31, 2024.

The following table presents a roll forward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024 (in millions).

	Level 3 Fair Value Liability Measurements at
	March 31, 2024
	Inventory- related Payables	Commodity Derivative Contracts Losses	Total
Opening balance, January 1, 2024	$101	$457	$558
Total (decrease) increase in net realized/unrealized losses included in cost of products sold and interest expense*	(3)	329	326
Purchases	1	—	1
Sales	(38)	—	(38)
Settlements	—	(290)	(290)
Transfers into Level 3	1	13	14
Transfers out of Level 3	—	(74)	(74)
Closing balance, March 31, 2024	$62	$435	$497
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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2025 and December 31, 2024. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.

	Weighted Average % of Total Price
	March 31, 2025		December 31, 2024
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Inventory-Related Payables
Basis	25.7%	27.0%	24.9%	31.3%
Transportation cost	15.4%	—%	10.8%	—%

Commodity Derivative Contracts
Basis	26.7%	21.5%	21.8%	23.4%
Transportation cost	21.8%	23.8%	10.8%	10.8%

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

Note 6.    Derivative Instruments and Hedging Activities

Derivatives Not Designated As Hedging Instruments

The majority of the Company’s derivative instruments have not been designated as hedging instruments. The Company uses exchange-traded and OTC commodity instruments to manage its net position of merchandisable agricultural product inventories and forward cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.

The Company also uses exchange-traded and OTC commodity instruments as components of merchandising strategies designed to enhance margins. The results of these strategies can be significantly impacted by factors such as the correlation between the value of exchange-traded commodities futures and the value of the underlying commodities, counterparty contract defaults, and volatility of freight markets.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Derivatives Not Designated as Hedging Instruments

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2025 and December 31, 2024 (in millions).

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$117	$61	$272	$102
Commodity Contracts	782	733	828	760
Total	$899	$794	$1,100	$862

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the three months ended March 31, 2025 and 2024 (in millions).

		Cost of	Other
		products	(income) -
	Revenues	sold	net	Total
Three Months Ended March 31, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(25)	$150	$(68)
Commodity Contracts	—	112	—
Total gain (loss) recognized in earnings	$(25)	$262	$(68)	$169

Three Months Ended March 31, 2024
Pre-tax gains (losses) on:
Foreign Currency Contracts	$1	$(63)	$54
Commodity Contracts	—	197	—
Total gain recognized in earnings	$1	$134	$54	$189

Changes in the fair value of foreign currency-related derivatives are recognized in the Consolidated Statements of Earnings as a component of revenues, cost of products sold, and other (income) - net, depending on the purpose of the contract.

Changes in the market value of inventories of certain merchandisable agricultural commodities, inventory-related payables, forward cash purchase and sales contracts, and exchange-traded and OTC instruments are recognized in earnings immediately as a component of cost of products sold.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivatives Designated As Hedging Instruments

The Company had certain derivatives designated as cash flow, fair value, and net investment hedges as of March 31, 2025 and December 31, 2024.

Cash Flow Hedges

For derivative instruments that are designated and qualify as highly-effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flow that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of AOCI and as an operating activity in the Consolidated Statements of Cash Flows, and is reclassified into earnings in the same line item affected by the hedged transaction in the same period or periods during which the hedged transaction affects earnings. Hedge components excluded from the assessment of effectiveness, if any, and gains and losses related to discontinued hedges are recognized in the Consolidated Statements of Earnings during the relevant period.

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

The Company uses exchange-traded futures and options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 59 million bushels of corn per month. During the past 12 months, the Company hedged between 13% and 31% of its monthly grind. At March 31, 2025, the Company had designated hedges representing between 1% and 30% of its anticipated monthly grind of corn for the next 12 months.

The Company uses exchange-traded futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures and options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 76% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At March 31, 2025, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses exchange-traded futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 39% and 74% of the anticipated monthly natural gas consumption at the designated facilities. At March 31, 2025, the Company had designated hedges representing between 4% and 40% of the anticipated monthly natural gas consumption over the next 12 months.

As of March 31, 2025, the Company had after-tax gains of $10 million in AOCI related to gains from these programs. As of December 31, 2024, the Company had after-tax losses of $13 million in AOCI related to losses from these programs. The Company expects to recognize $10 million of the March 31, 2025 after-tax gains in its Consolidated Statements of Earnings during the next 12 months.

Fair Value Hedges

The Company uses interest rate swaps designated as fair value hedges to protect the fair value of fixed-rate debt due to changes in interest rates. The changes in the fair value of the interest rate swaps and the underlying fixed-rate debt is recognized in the Consolidated Statements of Earnings during the current period. The terms of the interest rate swaps match the terms of the underlying debt. As of March 31, 2025 and December 31, 2024, the Company had pre-tax gains of $15 million and $5 million, respectively, in other current assets related to interest rate swaps with an aggregate notional amount of $500 million. A corresponding offset to the underlying debt is recorded for the same amount, with no net impact to earnings.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Investment Hedges

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in foreign subsidiaries against changes in foreign currency exchange rates. The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $411 million and $394 million as of March 31, 2025 and December 31, 2024, respectively, and foreign exchange forwards with an aggregate notional amount of $2.4 billion and $2.1 billion as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, the Company had after-tax gains of $10 million and $99 million in AOCI, respectively, related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The Company has designated its €650 million outstanding long-term debt and commercial paper borrowings at each of March 31, 2025 and December 31, 2024 as hedges of its net investment in a foreign subsidiary. As of March 31, 2025 and December 31, 2024, the Company had after-tax gains of $222 million and $251 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Fair Value of Derivatives Designated as Hedging Instruments

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2025 and December 31, 2024 (in millions).

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Commodity Contracts	$—	$—	$3	$—
Foreign Currency Contracts	28	53	—	110
Interest Rate Contracts	15	—	5	—
Total	$43	$53	$8	$110

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the three months ended March 31, 2025 and 2024 (in millions).

Cost of products sold

Three Months Ended March 31, 2025
Pre-tax gains on:
Commodity Contracts	$17
Three Months Ended March 31, 2024
Pre-tax gains on:
Commodity Contracts	$19

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7.    Other Current Assets

The following table sets forth the items in other current assets (in millions).

	March 31,	December 31,
	2025	2024
Unrealized gains on derivative contracts	$942	$1,108
Customer omnibus receivable	1,129	872
Margin deposits and grain accounts	571	516
Financing receivables - net (1)	176	258
Insurance premiums receivable	37	76
Prepaid expenses	274	279
Biodiesel tax credit	12	104
Tax receivables	459	539
Non-trade receivables	346	393
Other current assets	200	224
	$4,146	$4,369
(1) Interest earned on financing receivables was $5 million for each of the three months ended March 31, 2025 and 2024, and is included in interest and investment income in the Consolidated Statements of Earnings.

Note 8.    Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables (in millions).

	March 31,	December 31,
	2025	2024
Unrealized losses on derivative contracts	$847	$972
Accrued compensation	288	346
Income tax payable	248	167
Other taxes payable	204	138
Insurance liabilities	89	172
Accrued interest payable	112	153
Other deferred income	137	156
Contract liabilities (1)	480	534
Other accruals and payables	1,106	1,092
	$3,511	$3,730
(1) Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Revenues recognized in the three months ended March 31, 2025 and 2024 from contract liabilities as of December 31, 2024 and 2023 were $280 million and $235 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9.    Debt and Financing Arrangements

At March 31, 2025 and December 31, 2024, the fair value of the Company’s long-term debt, excluding current portion, was $7.2 billion and $7.1 billion, respectively, as estimated using market values that utilize observable inputs, where available (a Level 2 measurement under applicable accounting standards), compared to a carrying value of $7.6 billion as of each such date.

At March 31, 2025 and December 31, 2024, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $12.4 billion and $13.0 billion, respectively, of which $7.6 billion and $9.1 billion, respectively, was unused.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $2.9 billion in funding resulting from the sale of accounts receivable. As of March 31, 2025 and December 31, 2024, the Company utilized $2.1 billion and $2.0 billion, respectively, of its facility under the Programs. See Note 15. Sale of Accounts Receivable for further information on the Programs.

The weighted average interest rates on short-term borrowings outstanding at March 31, 2025 and December 31, 2024, were 4.5% and 4.7%, respectively. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $2.6 billion of commercial paper outstanding at March 31, 2025.

Note 10.    Income Taxes

The Company’s effective tax rate was 17.3% for the three months ended March 31, 2025, compared to 18.8% for the three months ended March 31, 2024. The decrease in the effective tax rate was primarily due to the impact of discrete tax items in the prior year quarter.

Note 11.    Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value. No preferred stock has been issued.

Treasury stock

At March 31, 2025 and December 31, 2024, the Company had approximately 235.7 million shares and 237.6 million shares, respectively, of its common shares in treasury. Treasury stock of $4.8 billion and $4.8 billion at March 31, 2025 and December 31, 2024, respectively, is recorded at cost as a reduction of common stock, and treasury stock of $2.3 billion at each of March 31, 2025 and December 31, 2024 is recorded at cost as a reduction of reinvested earnings.

Repurchase Program

On March 12, 2024, the Company entered into an accelerated share repurchase (“ASR”) transaction agreement (“ASR Agreement”) with Merrill Lynch International, an affiliate of BofA Securities, Inc., to repurchase $1.0 billion (the “Prepayment Amount”) of ADM common stock. The ASR transaction was part of ADM’s existing share repurchase program to repurchase up to 200 million shares through December 31, 2024, which was later increased and extended, as described below.

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

On March 28, 2024, the Company received an interim delivery of 8,880,986 shares at an average share price of $60.60 or $538 million in aggregate. The Prepayment Amount initially recorded in additional paid in capital was partially reclassified to reinvested earnings for the $538 million amount repurchased. On April 15, 2024, the Company received a final delivery of 7,325,733 shares at an average share price of $63.05, or $462 million in aggregate, as final settlement of the ASR transaction and the amount was reclassified to reinvested earnings.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 11, 2024, the Company's Board of Directors approved a second extension of the stock repurchase program through December 31, 2029 and the repurchase of up to an additional 100 million shares under the extended program. As of March 31, 2025, the Company had 115 million shares remaining under its share repurchase program until December 31, 2029.

Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2025 and 2024 (in millions).

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$(2,999)	$126	$(100)	$(15)	$(2,988)
Other comprehensive income (loss) before reclassifications	25	12	(20)	(3)	14
Gain (loss) on net investment hedges	(158)	—	—	—	(158)
Amounts reclassified from AOCI	—	(17)	(2)	—	(19)
Tax effect	38	(1)	6	—	43
Net of tax amount	(95)	(6)	(16)	(3)	(120)
Balance at March 31, 2025	$(3,094)	$120	$(116)	$(18)	$(3,108)

	Three months ended March 31, 2024
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(2,539)	$158	$(108)	$2	$(2,487)
Other comprehensive (loss) before reclassifications	(77)	(50)	(2)	(7)	(136)
Gain on net investment hedges	84	—	—	—	84
Amounts reclassified from AOCI	—	(19)	(2)	—	(21)
Tax effect	(20)	10	1	(1)	(10)
Net of tax amount	(13)	(59)	(3)	(8)	(83)
Balance at March 31, 2024	$(2,552)	$99	$(111)	$(6)	$(2,570)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the reclassifications out of AOCI for the three months ended March 31, 2025 and 2024 (in millions).

	Amount reclassified from AOCI		Affected line item in the Consolidated Statements of Earnings
	Three Months Ended March 31,
Details about AOCI components	2025	2024
Deferred (Gain) Loss on Hedging Activities
	$(17)	$(19)	Cost of products sold
	(17)	(19)	Earnings before income tax
	4	4	Income tax expense
	$(13)	$(15)	Net earnings

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 12.    Other Income – Net

The following table sets forth the items in other income - net for the three months ended March 31, 2025 and 2024 (in millions).

	Three Months Ended
	March 31,
	2025	2024
Gains on sale of assets	$(8)	$(2)
Other – net	(11)	(24)
Other Income – Net	$(19)	$(26)

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, deodorizing, bleaching, and blending, as applicable, into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. The Company engages in various structured trade finance activities to leverage its global trade flows. This segment also includes the Company’s share of the results of its equity investments in Wilmar, Pacificor, LLC, Stratas Foods LLC, Edible Oils Limited, Olenex Holdings BV, SoyVen Holding BV, and Gradable, LLC.

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethyl alcohol is produced by the Company for industrial use in products such as hand sanitizers and ethanol for use in gasoline due to its ability to increase octane as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products. The Carbohydrate Solutions segment is a leader in carbon capture and sequestration. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A. de C.V., Aston Foods and Food Ingredients, Red Star Yeast Company, LLC, and LSCP, LLP.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Information for the Three Months ended March 31, 2025 and 2024

The following tables present data by reportable segment (in millions).

	Three Months Ended March 31, 2025
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$15,675	$2,571	$1,817	$20,063
Other Business				112
Total consolidated revenue				$20,175

Less:
Cost of materials	14,339	1,602	1,139
Manufacturing costs	881	677	319
Selling, general, and administrative expenses	193	82	278
Other segment items(1)	(150)	(30)	(14)
Segment operating profit	$412	$240	$95	$747

Reconciliation of segment operating profit
Other Business				96
Corporate				(441)
Specified items:
Impairment, exit, restructuring charges, and settlement contingencies(2)				(49)
Earnings before income taxes				$353
(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense, and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates and other income/expense.

(2) These charges were related to restructuring and a contingent loss settlement provision.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2024
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$17,219	$2,683	$1,836	$21,738
Other Business				109
Total consolidated revenue				$21,847

Less:
Cost of materials	15,482	1,732	1,164
Manufacturing costs	833	641	298
Selling, general, and administrative expenses	242	92	296
Other segment items(1)	(202)	(30)	(6)
Segment operating profit	$864	$248	$84	$1,196

Reconciliation of segment operating profit
Other Business				121
Corporate				(426)
Specified items:
Gains on sales of assets and businesses				—
Impairment, exit, restructuring charges, and settlement contingencies(2)				(6)
Earnings before income taxes				$885

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates and other income/expense.

(2) These charges were related to the impairment of certain long-lived assets and restructuring.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)	Three Months Ended March 31,
	2025	2024
Intersegment revenue
Ag Services and Oilseeds	$421	$426
Carbohydrate Solutions	199	208
Nutrition	19	13
Total intersegment revenue	$639	$647

Depreciation expense
Ag Services and Oilseeds	$100	$92
Carbohydrate Solutions	75	75
Nutrition	37	36
Total segment depreciation expense	212	203
Other Business	2	2
Corporate	10	9
Total depreciation expense	$224	$214

Amortization expense
Ag Services and Oilseeds	$3	$3
Carbohydrate Solutions	1	2
Nutrition	39	39
Total segment amortization expense	43	44
Corporate	20	22
Total amortization expense	$63	$66

Interest and investment income
Ag Services and Oilseeds	$21	$9
Total segment interest and investment income	21	9
Other Business	97	119
Corporate	20	(5)
Total interest and investment income	$138	$123

Equity in earnings of unconsolidated affiliates
Ag Services and Oilseeds	$110	$180
Carbohydrate Solutions	29	32
Nutrition	7	5
Total segment equity in earnings of unconsolidated affiliates	146	217
Corporate	(2)	(5)
Total equity in earnings of unconsolidated affiliates	$144	$212

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges for the three months ended March 31, 2025 and 2024 (in millions).

	Three Months Ended March 31,
	2025	2024
Restructuring and exit costs (1)	$38	$15
Impairment charge - other long-lived assets (2)	—	3
Total asset impairment, exit, and restructuring costs	$38	$18

(1)On February 4, 2025, the Company announced a restructuring program that is expected to deliver in excess of $500 million of cost savings by fiscal 2029. The restructuring program has several initiatives including improvements in manufacturing costs, reductions in purchased materials and services, and targeted workforce reductions, and is designed to help the Company achieve cost efficiencies. The three months ended March 31, 2025 included restructuring charges (primarily employee termination benefits) of $23 million, $5 million, $4 million, and $4 million within the Ag Services and Oilseeds segment, Carbohydrate Solutions segment, Nutrition segment, and Corporate, respectively, presented as specified items. The three months ended March 31, 2024 included restructuring charges of $3 million and $12 million within the Nutrition segment and Corporate, respectively, both presented as specified items.
(2)The three months ended March 31, 2024 included impairments related to certain long-lived assets of $3 million within the Nutrition segment, presented as a specified item.

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
The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $1.2 billion (€1.1 billion) for the accounts receivables transferred. The Second Program terminates on May 19, 2025, unless extended.

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales of accounts receivable. The Company acts as a servicer for the transferred receivables. At March 31, 2025 and December 31, 2024, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2025 and December 31, 2024, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s Consolidated Balance Sheets was $2.1 billion and $2.0 billion, respectively. Total receivables sold were $11.3 billion and $12.3 billion for the three months ended March 31, 2025 and 2024, respectively. Cash collections from customers on receivables sold were $11.3 billion and $11.8 billion for the three months ended March 31, 2025 and 2024, respectively. All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and the collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables. As of March 31, 2025 and December 31, 2024, receivables pledged as collateral to the Purchasers was $625 million and $693 million, respectively.

Transfers of receivables under the Programs resulted in an expense for the loss on sale of $20 million and $27 million for the three months ended March 31, 2025 and 2024, respectively, which is classified as selling, general, and administrative expenses in the Consolidated Statements of Earnings.

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

Changes to the outstanding payment obligations were as follows (in millions).

	Three Months Ended March 31,
	2025	2024
Opening balance, January 1	$222	$274
Obligations confirmed	275	257
Obligations paid	(221)	(256)
Closing balance, March 31	$276	$275

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
(UNAUDITED)

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

Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. On May 17, 2024, the court stayed MRE’s case pending a decision in UWGP’s appeal, described below. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP has appealed the dismissal to the United States Court of Appeals for the Seventh Circuit. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. The case was transferred back to the Central District of Illinois, and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal, and on January 12, 2024, the appellate court vacated the dismissal and remanded the case to the district court for further proceedings. On March 8, 2024, GP filed an amended complaint, which ADM moved to dismiss. On December 3, 2024, the court issued a decision on ADM’s motion to dismiss GP’s amended complaint, denying one ground for dismissal and certifying a question of law to the Nebraska Supreme Court before deciding the other ground.

The Company denies liability, and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Government Investigations

As previously disclosed, the Company is under investigation by the United States Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) relating to, among other things, intersegment sales between the Company’s Nutrition segment and the Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments. The Company is continuing to cooperate with the SEC and DOJ investigations and is unable to predict the outcome of these investigations.

Shareholder Litigation

As previously disclosed, on January 24, 2024, following the Company’s announcement of an investigation relating to intersegment sales, a purported stockholder of the Company filed a putative securities fraud class action in the U.S. District Court for the Northern District of Illinois against the Company and certain of its current and former officers (collectively, the “Defendants”). On March 12, 2025, the court denied Defendants’ motions to dismiss. The Company intends to continue to vigorously defend against these claims. However, given the uncertainty of litigation, the Company is unable to predict the final outcome of this proceeding with any reasonable degree of certainty, nor does it currently have sufficient information to estimate a reasonably possible loss or range of loss with respect to this matter.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Also, as previously disclosed, beginning on March 29, 2024, purported stockholders of the Company filed a number of related derivative lawsuits against certain current and former officers and directors of the Company, seeking unspecified damages. The initial actions were consolidated in the U.S. District Court for the District of Delaware. Separately, on March 28, 2025, a purported stockholder filed a derivative lawsuit in the Chancery Court of Delaware against certain current and former officers and directors of the Company, seeking unspecified damages. On April 14, 2025, a purported stockholder filed a derivative lawsuit in the U.S. District Court for the Northern District of Illinois against certain current and former officers and directors of the Company, seeking unspecified damages; that action has been transferred to the U.S. District Court for the District of Delaware. The Company is unable to predict the final outcome of these proceedings with any reasonable degree of certainty.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying unaudited Consolidated Financial Statements, which can be found in Part I. Item 1. Consolidated Financial Statements.

Company Overview

Archer-Daniels-Midland Company and its subsidiaries (the "Company" or "ADM") unlock the power of nature to enrich the quality of life. The Company is an essential global agricultural supply chain manager and processor, providing food security by connecting local needs with global capabilities. ADM is a premier human and animal nutrition provider, offering one of the industry’s broadest portfolios of ingredients and solutions from nature. The Company is a trailblazer in health and well-being, with an industry-leading range of products for consumers looking for new ways to live healthier lives. ADM is a cutting-edge innovator, guiding the way to a future of new bio-based consumer and industrial solutions. ADM is a leader in business-driven sustainability efforts that support a strong agricultural sector, resilient supply chains, and a vast and growing bioeconomy. Around the globe, the Company’s expertise and innovation are meeting critical needs from harvest to home.

Reportable Segments

The Company’s operations are organized, managed, and classified into three reportable segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified within either Corporate or Other Business.

See Part I. Item 1. Note 13. Segment Information of “Notes to Consolidated Financial Statements” for further details on the nature of our business and our reportable operating segments.

2025 Strategy

The Company’s goal is to continue to build and sustain long-term value for our shareholders and customers. The Company believes the following mid-term priorities will help create value for its shareholders:

•Focus on execution and cost management – ADM seeks to prioritize operational excellence and driving targeted cost reductions through: (1) boosting plant efficiencies and restoring operations at the Decatur East plant; (2) optimizing operating leverage within the Nutrition segment; and (3) reducing third party spend and selling, general, and administrative expenses.

•Strategic simplification – ADM seeks to enhance returns on invested capital by executing a pipeline of simplification opportunities to optimize our portfolio and organizational structure, including: (1) addressing performance, demand, and capacity challenges; (2) reducing capital expenditures that do not meet the Company’s return objectives; and (3) reducing capability overlaps through synergies, closures, and divestitures.

•Targeted growth investment – ADM seeks to prioritize organic investment in key strategic initiatives, while also ensuring our businesses are ready for the future, including: (1) plant modernization investments; (2) cost optimization investments; and (3) enterprise system and process enhancements.

•Deploy capital with discipline – ADM seeks to prudently invest in opportunities. The Company also expects to continue returning cash to shareholders through dividends and share repurchases as appropriate.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant Portfolio Actions

ADM’s recent significant portfolio actions and announcements, in the quarter, include:

•The acquisition in January 2025 of Vandamme Hugaria Kft, a 700 metric ton/day non-genetically modified crush and extraction facility based in Hungary. See Note 4. Acquisitions of “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for further information.

Restructuring Program

On February 4, 2025, the Company announced a restructuring program that is expected to deliver in excess of $500 million of annual cost savings by fiscal 2029. The restructuring program has several initiatives including improvements in manufacturing costs, targeted workforce reductions, divestitures of non-strategic businesses, and monetization of investments, and is designed to help the Company achieve cost efficiencies. See Note 14. Asset Impairment, Exit, and Restructuring Costs in the notes to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Report on Form 10-Q for additional information regarding restructuring related charges.

Government Investigation

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

Material Weakness

As previously disclosed, the Company identified a material weakness in the Company’s internal control over financial reporting related to its accounting practices and procedures for segment disclosures. For more information, see “Controls and Procedures” in Part I. Item 4 herein.

Operating Performance Indicators

The Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. As a result, changes in agricultural commodity prices have relatively equal impacts on both revenues and cost of products sold. Therefore, margins per volume or metric ton generally are meaningful as performance indicators in these businesses.

The Nutrition segment also utilizes agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily correlate to changes in cost of products sold. Therefore, changes in revenues of these businesses may correspond to changes in margins. Therefore, margins rates generally are meaningful as a performance indicator in these businesses.

The Company has consolidated subsidiaries in approximately 78 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except for certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil and Argentina, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require remeasurement to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company measures its performance using key financial metrics including net earnings, adjusted diluted earnings per share (EPS), margins, segment operating profit, total segment operating profit, earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, return on invested capital, adjusted economic value added, and operating cash flows before working capital. Some of these metrics are not defined by generally accepted accounting principles in the United States (GAAP) and should be considered in addition to, and not in lieu of, GAAP financial measures. For further information, see the “Non-GAAP Financial Measures” section below.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Market Factors Influencing Operations or Results in the Three Months Ended March 31, 2025

The Company is subject to a variety of market factors which affect the Company's operating results.

In the Ag Services and Oilseeds segment, increased global supplies of grains and oilseeds, higher projected ending stocks-to-use ratios, and tariff and trade policy uncertainty resulted in compressed margins and limited forward commitments by customers. Ag Services was negatively impacted in North America by a decrease in exports due to a large South American harvest, market trade uncertainties, including the absence of a milo export program with China, and a reduction in exportable surplus from Europe, Middle East, and Africa (EMEA), and India. In Crushing and Refined Products and Other (RPO), increased industry capacity lowered margins for North American soy and canola, while EMEA biodiesel margins declined due to biofuel and trade policy uncertainty.

In the Carbohydrate Solutions segment, strong export demand for ethanol helped offset higher industry production, which helped minimize the imbalance between production and domestic demand. For Starches and Sweeteners, North America saw lower starch margins due to demand softness in the paper and corrugated markets. EMEA saw higher corn costs and increased competition.

In the Nutrition segment, Human Nutrition demand was mixed across food and beverage categories as affordability remains a primary concern for consumers. In Animal Nutrition, declining commodity markets led to decreased spending, although additive markets experienced modest growth.

Analysis of Results of Operations

Earnings before income taxes decreased $532 million from $885 million to $353 million primarily driven by lower pricing and execution margins, in addition to lower equity in earnings of unconsolidated affiliates.

Total segment operating profit (a non-GAAP measure) decreased $449 million from $1.2 billion to $747 million driven by lower results in the Ag Services and Oilseeds segment. Total segment operating profit (a non-GAAP measure) in the three months ended March 31, 2025 excluded restructuring and net settlement contingencies of $49 million. Total segment operating profit (a non-GAAP measure) in the three months ended March 31, 2024 excluded asset impairment and restructuring charges of $6 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Processed volumes by certain products for the three months ended March 31, 2025 and 2024 were as follows (in metric tons).

	Three Months Ended
	March 31,
(In thousands)	2025	2024	Change
Oilseeds	9,091	9,387	(296)
Corn	4,581	4,407	174

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The overall decrease in processed oilseeds volumes was primarily related to lower North America crush volumes in the current year quarter due to unplanned plant downtime. The overall increase in processed corn volumes was primarily related to increased plant reliability and utilization in the current year quarter due to decreased unplanned plant downtime when compared to the prior year quarter.

Revenues for the three months ended March 31, 2025 and 2024, were as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024	Change
Ag Services and Oilseeds
Ag Services	$10,536	$11,197	$(661)
Crushing	2,639	3,327	(688)
Refined Products and Other	2,500	2,695	(195)
Total Ag Services and Oilseeds	15,675	17,219	(1,544)

Carbohydrate Solutions
Starches and Sweeteners	1,937	2,156	(219)
Vantage Corn Processors	634	527	107
Total Carbohydrate Solutions	2,571	2,683	(112)

Nutrition
Human Nutrition	998	964	34
Animal Nutrition	819	872	(53)
Total Nutrition	1,817	1,836	(19)

Total Segment Revenues	20,063	21,738	(1,675)

Other Business	112	109	3

Total Revenues	$20,175	$21,847	$(1,672)

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues decreased $1.7 billion to $20.2 billion driven by lower sales prices ($2.0 billion), partially offset by higher sales volumes ($291 million). Lower sales prices of meal, soybeans, and biodiesel and lower sales volumes of sorghum were partially offset by higher sales volumes of corn, oils, flavors, and ethanol. Ag Services and Oilseeds revenues decreased 9% to $15.7 billion driven by lower sales prices ($1.7 billion), partially offset by higher sales volumes ($143 million). Carbohydrate Solutions revenues decreased 4% to $2.6 billion driven by lower sales prices ($138 million), partially offset by higher sales volumes ($26 million). Nutrition revenues decreased 1% to $1.8 billion driven by lower sales prices ($141 million), partially offset by higher sales volumes ($122 million).

Cost of products sold decreased $1.2 billion to $19.0 billion primarily driven by lower average commodity costs. Manufacturing expenses increased $113 million to $1.9 billion, driven by increases in maintenance expenses due to work performed at Ag Services & Oilseeds facilities in Decatur, Illinois and higher grind at Carbohydrates Solutions facilities and increases in energy pricing in EMEA.

Gross profit decreased $479 million, or 29%, to $1.2 billion driven by a decrease in margins of $286 million, $123 million, $64 million, and $42 million for Crushing, Ag Services, Starches and Sweeteners, and Refined Products and Other, respectively, partially offset by a margin increase of $45 million in Vantage Corn Processors.

Selling, general, and administrative expenses decreased $19 million to $932 million, driven by decreased employee compensation costs and lower financing fees, partially offset by higher legal fees.

Asset impairment, exit, and restructuring costs increased $20 million to $38 million. Charges in the current year quarter were driven by the Company’s restructuring program announced in February 2025, and included $34 million of reportable segment specific restructuring charges and $4 million of restructuring in Corporate. Charges in the prior year quarter consisted of $3 million of impairments related to certain long-lived assets and $3 million of restructuring charges within reportable segments, and restructuring of $12 million in Corporate.

Equity in earnings of unconsolidated affiliates decreased $68 million to $144 million driven by lower earnings from the Company’s investments in Wilmar, partially offset by higher earnings from the Company’s investment in Olenex Sarl and SoyVen.

Interest and investment income increased $15 million to $138 million, primarily driven by investment valuation gains in the current year quarter of $1 million compared to prior year quarter investment valuation losses of $16 million.

Interest expense decreased $8 million to $158 million driven by lower interest rates.

Other income — net decreased $7 million to $19 million, driven by provisions for contingent losses of $23 million, partially offset by gains on sales of marketable securities of $17 million.

Income tax expense decreased $105 million to $61 million. The Company’s effective tax rate for three months ended March 31, 2025 was 17.3% compared to 18.8% for the three months ended March 31, 2024. The decrease in the effective tax rate was primarily due to the impact of discrete tax items in the prior year quarter.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment operating profit for the three months ended March 31, 2025 and 2024 was as follows (in millions).

	Three Months Ended
	March 31,
	2025	2024	Change
Segment Operating Profit (1)
Ag Services and Oilseeds
Ag Services	$159	$232	$(73)
Crushing	47	313	(266)
Refined Products and Other	134	170	(36)
Wilmar	72	149	(77)
Total Ag Services and Oilseeds	$412	$864	$(452)

Carbohydrate Solutions
Starches and Sweeteners	$207	$261	$(54)
Vantage Corn Processors	33	(13)	46
Total Carbohydrate Solutions	$240	$248	$(8)

Nutrition
Human Nutrition	$75	$76	$(1)
Animal Nutrition	20	8	12
Total Nutrition	$95	$84	$11

(1) For the first quarter ended March 31, 2025, segment operating profit for the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments included a positive impact of timing-related adjustments for incentive compensation payouts of $45 million, $12 million, and $20 million, respectively. The offsetting adjustment of $77 million was recorded in Corporate with no net impact to the Consolidated Financial Statements.

In the Ag Services and Oilseeds segment, segment operating profit decreased 52%. The Ag Services subsegment had lower operating profit compared to the prior year quarter, driven by a decrease in volumes and margins, primarily due to increased global supplies of grains and oilseeds, higher projected ending stocks-to-use ratios, and tariff and trade policy uncertainty. Margins were also impacted by negative mark-to-market timing impacts during the quarter and the impact of certain export duties. These impacts were partially offset by higher destination marketing volumes and related margins in the quarter. The Ag Services subsegment had approximately $30 million of net negative mark-to-market timing impacts during the quarter, compared to approximately $18 million of net positive impacts in the prior year quarter. The Crushing subsegment had lower operating profit versus the prior year quarter, driven by lower margins due to increased industry capacity, competitive meal exports from Argentina, higher manufacturing costs, and lower vegetable oil demand due to biofuel and trade policy uncertainty; these were partially offset by improved margins and volumes in South American Crushing. The Crushing subsegment had approximately $4 million of net positive mark-to-market timing impacts during the quarter, compared to approximately $40 million of net positive impacts in the prior year quarter. The RPO subsegment operating profit was lower than the prior year quarter, as lower vegetable oil demand and biofuel and trade policy uncertainty negatively impacted biodiesel margins in Europe and North America. Softer oil demand in North America and increased crush capacity also negatively impacted refining margins compared to the prior year quarter. RPO had approximately $4 million of net positive mark-to-market timing impacts during the quarter, compared to approximately $30 million of net negative impacts in the prior year quarter. Wilmar earnings decreased by $77 million to $72 million in the current year quarter.

In the Carbohydrate Solutions segment, segment operating profit decreased 3% compared to the prior year quarter. The Starches and Sweeteners subsegment operating profit was lower compared to the prior year quarter driven by lower North American starch margins, lower EMEA Starches and Sweeteners volumes and margins, and higher manufacturing costs. North American liquid sweetener margins and global wheat milling margins and volumes improved relative to the prior year quarter. The Vantage Corn Processors subsegment operating profit increased compared to the prior year quarter, driven by higher ethanol volumes and improved margins.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the Nutrition segment, segment operating profit increased 13%. Human Nutrition results were flat compared to the prior year quarter. Flavors results were higher compared to the prior year quarter driven by higher volumes and margins. Specialty Ingredients results were lower compared to the prior year quarter driven by lower margins. In Health and Wellness, lower operating profit was driven by certain negative valuation adjustments. Animal Nutrition operating profit was higher compared to the prior year quarter, driven by improved market conditions, leading to higher margins, and cost optimization efforts.

Other Business and Corporate Results

Other Business contribution of operating profit decreased 21% from $121 million to $96 million. Lower net interest income due to lower customer deposit balances drove decreased operating profit in ADM Investor Services. Captive insurance results were lower driven by decreased interest income.

Corporate results for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024	Change
Interest expense-net (1)	(100)	(110)	10
Unallocated corporate function costs (2)	(352)	(304)	(48)
Restructuring charges (3)	(5)	(12)	7
Other income — net (4)	16	—	16
Total Corporate	$(441)	$(426)	$(15)

(1)Interest expense-net decreased, driven by higher interest income on tax receivables and higher capitalized interest, partially offset by higher interest costs on outstanding debt.
(2)Unallocated corporate function costs increased, primarily driven by timing-related incentive compensation adjustments, partially offset by lower technological spend.
(3)Restructuring charges decreased, driven by lower severance charges.
(4)Other income includes foreign exchange gains and losses. The prior year quarter also included valuation losses related to an ADM Ventures investment.

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

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025		2024
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	483		514
Net earnings and reported EPS (diluted)	$295	$0.61	$729	$1.42
Adjustments:
Impairment, exit, restructuring charges, and settlement contingencies (net of tax of $11 million in 2025 and $0 million in 2024) (1)	43	0.09	18	0.03
Certain discrete tax adjustments	—	—	3	0.01
Total adjustments	43	0.09	21	0.04
Adjusted net earnings and adjusted diluted EPS	$338	$0.70	$750	$1.46
(1) Tax effected using the U.S. and other applicable tax rates.

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the three months ended March 31, 2025 and 2024 (in millions).

	Three Months Ended
	March 31,
	2025	2024
Net Earnings Attributable to Archer-Daniels-Midland Company	$295	$729
Net (losses) attributable to non-controlling interests	(3)	(10)
Income tax expense	61	166
Earnings Before Income Taxes	353	885
Interest expense (1)	116	115
Depreciation and amortization (2)	284	280
EBITDA	753	1,280
Impairment, exit, restructuring charges and settlement contingencies	54	—
Expenses related to acquisitions	—	18
Adjusted EBITDA	$807	$1,298
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $3 million of accelerated depreciation recorded within restructuring charges as a specified item for the three months ended March 31, 2025.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the three months ended March 31, 2025 and 2024 (in millions).

	Three Months Ended
	March 31,
	2025	2024
Earnings Before Income Taxes	$353	$885
Other Business (earnings)	(96)	(121)
Corporate	441	426
Specified Items:
Impairment, exit, restructuring charges and settlement contingencies	49	6
Total Segment Operating Profit	$747	$1,196

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

At March 31, 2025, the Company’s capital resources included shareholders’ equity of $22.1 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.4 billion, of which $7.6 billion was unused. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $2.6 billion of commercial paper outstanding at March 31, 2025.

As of March 31, 2025, the Company had $864 million of cash and cash equivalents, $633 million of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $3.2 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

As of March 31, 2025, the Company had total available liquidity of $8.4 billion comprised of cash and cash equivalents and unused lines of credit. The Company believes that cash flows from operations, cash and cash equivalents on hand, and unused lines of credit will be sufficient to meet its ongoing liquidity requirements for at least the next twelve months.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Cash Flows

Cash (used in) provided by operating activities was $(342) million and $700 million for the three months ended March 31, 2025 and 2024, respectively.

The decrease in cash provided by operating activities was primarily driven by lower earnings for the three months ended March 31, 2025 and changes in net working capital. Changes in net working capital were driven by changes in segregated investments, payables to brokerage customers, trade receivables, inventory, and trade payables.

Segregated investments decreased $220 million compared to an increase of $159 million in the prior year quarter and brokerage payables decreased $79 million compared to an increase of $319 million in the prior year quarter, both driven by decreased customer balances in the brokerage business due to market uncertainty.

Trade receivables increased by $655 million in the current quarter compared to a decrease of $61 million in the prior year quarter, primarily driven by the timing of sales in South America.

Inventories and trade payables decreased $137 million and $423 million, respectively, compared to a decrease of $295 million and $713 million, respectively, in the prior year quarter, reflecting increased procurement in the current quarter, driven by timing and an improved harvest in South America.

Investing Cash Flows

Net cash used in investing activities was $129 million and $1.2 billion for the three months ended March 31, 2025 and 2024, respectively.

Net cash used in investing activities for the three months ended March 31, 2025 included additions to property, plant and equipment of $291 million and a business acquisition, net of cash acquired of $90 million, partially offset by proceeds from sales of marketable securities of $248 million.

Net cash used in investing activities for the three months ended March 31, 2024 included additions to property, plant and equipment of $328 million and business acquisitions, net of cash acquired of $915 million.

Financing Cash Flows

Net cash provided by (used in) in financing activities was $587 million and $(2) million for the three months ended March 31, 2025 and 2024, respectively.

Net cash provided by financing activities for the three months ended March 31, 2025 and March 31, 2024 included net borrowings under short-term credit agreements of $863 million and $1.6 billion, respectively.

No share repurchases were made in the three months ended March 31, 2025. Share repurchases for the three months ended March 31, 2024 were $1.3 billion.

Dividends paid for the three months ended March 31, 2025 and 2024 were $247 million and $257 million, respectively.

Financial Ratios

At March 31, 2025, the Company had a current ratio, defined as current assets divided by current liabilities, of 1.4 to 1. Included in working capital at March 31, 2025 was $7.0 billion of readily marketable commodity inventories.

The Company’s ratio of long-term debt to total capital (the sum of long-term debt of $7.6 billion and shareholders’ equity of $22.1 billion at March 31, 2025 and the sum of long-term debt of $7.6 billion and shareholders’ equity of $22.2 billion at December 31, 2024) was 26% and 25% at March 31, 2025 and December 31, 2024, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company’s ratio of net debt (the sum of short-term debt of $2.8 billion, current maturities of long-term debt of $704 million, and long-term debt of $7.6 billion less the sum of cash and cash equivalents of $864 million and short-term marketable securities of $33 million at March 31, 2025 and the sum of short-term debt of $1.9 billion, current maturities of long-term debt of $674 million, and long-term debt of $7.6 billion less the sum of cash and cash equivalents of $611 million and short-term marketable securities of $246 million at December 31, 2024) to capital (the sum of net debt of $10.2 billion and shareholders’ equity of $22.1 billion at March 31, 2025 and the sum of net debt of $9.3 billion and shareholders' equity of $22.2 billion at December 31, 2024) was 31% and 30% at March 31, 2025 and December 31, 2024, respectively.

Stock Repurchase Program

On March 12, 2024, the Company entered into an accelerated share repurchase (“ASR”) transaction agreement with Merrill Lynch International, an affiliate of BofA Securities, Inc., to repurchase $1.0 billion of ADM common stock as part of ADM’s existing share repurchase program.

On March 28, 2024, the Company received an interim delivery of 8,880,986 shares at an average share price of $60.596, or $538 million in aggregate. On April 15, 2024, the Company received a final delivery of 7,325,733 shares at an average share price of $63.045, or $462 million in aggregate, as final settlement of the ASR transaction.

On December 11, 2024, the Company's Board of Directors approved a second extension of the stock repurchase program through December 31, 2029 and the repurchase of up to an additional 100 million shares under the extended program. As of March 31, 2025, the Company had 115 million remaining shares under its share repurchase program until December 31, 2029.

Accounts Receivable Securitization Program

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.9 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 15. Sale of Accounts Receivable within “Notes to Consolidated Financial Statements” included in Item 1 herein, “Consolidated Financial Statements” for further information). As of March 31, 2025, the Company had $813 million unused capacity of its facility under the Programs.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2025 and December 31, 2024 were $14.2 billion and $12.4 billion, respectively. As of March 31, 2025, the Company expects to make payments related to purchase obligations of $11.6 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the three months ended March 31, 2025.

Critical Accounting Estimates

There were no material changes in the Company’s critical accounting estimates during the three months ended March 31, 2025. For a description of the Company’s critical accounting estimates and assumptions used in the preparation of the Company’s financial statements, see Part II. Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II. Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, equity price and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ARCHER-DANIELS-MIDLAND COMPANY
CONTROLS AND PROCEDURES
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were not effective as of March 31, 2025, due to the material weakness described below.

Internal Control Over Financial Reporting

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, during the fourth quarter of 2023, in connection with the Company’s investigation relating to intersegment sales, the Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for segment disclosures. The material weakness resulted from inadequate controls that allowed for certain intersegment sales to be reported at amounts that were not in accordance with ASC 606, Revenue from Contracts with Customers. Specifically, the Company did not have adequate controls in place around measurement of certain intersegment sales between the Company’s reporting segments. In addition, appropriate controls were not in place for the reporting of intersegment sales and for the application of disclosure requirements within ASC 280, Segment Reporting. The absence of adequate controls with respect to the reporting of intersegment sales impacted the completeness and accuracy of the Company’s segment disclosures and review controls over projected financial information utilized in goodwill and other long-lived asset impairment tests.

Remediation Plan

The Company has implemented and continues to enhance its internal controls to remediate the identified material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for intersegment sales and to enhance the reliability of its financial statements with respect to the pricing and reporting of such sales. Specifically, the Company has (i) enhanced the Company’s procedures and accounting policies with respect to the measurement of intersegment sales and (ii) improved its documentation of the Company’s pricing guidelines for intersegment sales. In addition, the design and documentation of the execution of pricing and measurement controls for segment disclosure purposes and projected financial information used in impairment analyses have been enhanced, and testing of these controls will continue as part of the regular internal control over financial reporting process. Further, training for relevant personnel on the measurement of intersegment sales and application of relevant accounting guidance to intersegment sales and segment disclosures has been provided and remains ongoing.

While the Company believes that these efforts have improved its internal control over financial reporting, the Company is not yet able to conclude that the steps the Company has taken will remediate the material weakness in internal control over financial reporting. Management has substantially completed the design for the enhanced controls and is in the process of testing operational effectiveness of the new and enhanced controls.

Changes in Internal Control Over Financial Reporting

The Company is undertaking upgrades to its IT platforms and, in particular, certain of its enterprise resource planning (ERP) systems on a worldwide basis, which is expected to occur in phases over the next several years. The Company did not have any material changes to its IT platforms during the quarter ended March 31, 2025.

Except for the material weakness described above and the related implementation of remediation measures, there have been no changes in internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the three months ended March 31, 2025, the Company completed the acquisition of Vandamme Hugaria Kft. As a result of the acquisition, the Company is in the process of reviewing the internal control structures of the business and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For information regarding certain legal proceedings involving the Company, see Part I. Item 1. Note 17. Legal Proceedings of “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended March 31, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Under the Company’s current stock repurchase program, subject to applicable law, share repurchases may be made from time to time in open market transactions or privately negotiated transactions.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
January 1, 2025 to
January 31, 2025	13,999	$50.62	—	114,764,049
February 1, 2025 to
February 28, 2025	749,160	45.96	—	114,764,049
March 1, 2025 to
March 31, 2025	63,668	47.19	—	114,764,049
Total	826,827	$46.13	—	114,764,049

(1)Total shares purchased represent shares received as payments for the withholding taxes on vested restricted stock awards.

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

ITEM 5.    OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.	Description	SEC Document Reference
(3.1)	Composite Certificate of Incorporation, as amended.	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001.
(3.2)	Bylaws, as amended through November 2, 2022.	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023).
(10.1)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Filed herewith.
(10.2)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Filed herewith.
(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(101)	Inline XBRL file set for the Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” and for the information under Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.	Filed herewith.
(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY
(Registrant)

Dated:	May 6, 2025	/s/ M. Patolawala
M. Patolawala
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)