Form 10-Q
period 2025-06-30
Archer-Daniels-Midland Co
filed 2025-08-05
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Common Stock, no par value – 480,464,483 shares
(July 28, 2025)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical or current fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” “goals,” “objectives,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results of operations, growth opportunities, operational improvements, changes to the margin environment, policy changes, and pending litigation and investigations are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from those expressed or implied in the forward-looking statements, including, without limitation, (1) operational risks related to equipment failure, natural disasters, epidemics, pandemics, severe weather conditions, accidents, explosions, fires, cybersecurity incidents or other unexpected outages; (2) risks related to the availability and prices of agricultural commodities, agricultural commodity products, other raw materials and energy, including impacts from factors outside the Company’s control such as changes in market conditions, weather conditions, crop disease, plantings, climate change, competition and changes in global demand; (3) risks related to compliance with, and changes in, government programs, policies, laws, and regulations, including trade policies, tariffs, sustainability regulatory compliance and reporting requirements, environmental regulations, tax laws and regulations, financial market regulations and biofuels policies and rules; (4) risks related to international conflicts, acts of terrorism or war, sanctions, maritime piracy and other geopolitical events or economic disruptions; (5) the outcome of pending, threatened and future legal proceedings, investigations and other contingencies, including the previously disclosed ongoing government investigations by the United States Securities and Exchange Commission and the Department of Justice; (6) risks and uncertainties relating to acquisitions, equity investments, joint ventures, integrations, divestitures, and other transactions; and (7) other risks, assumptions and uncertainties that are described in Item 1A, "Risk Factors" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as may be updated in subsequent Quarterly Reports on Form 10-Q. For these statements, the Company claims the protection of the safe harbor for forward-looking statements in the Private Securities Litigation Reform Act. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, the Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

ARCHER-DANIELS-MIDLAND COMPANY
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Revenues	$21,166	$22,248	$41,341	$44,095
Cost of products sold	19,796	20,852	38,791	41,040
Gross Profit	1,370	1,396	2,550	3,055

Selling, general, and administrative expenses	911	907	1,843	1,858
Asset impairment, exit, and restructuring costs	137	7	175	25
Equity in (earnings) of unconsolidated affiliates	(134)	(152)	(278)	(364)
Interest and investment (income) expense	70	(140)	(68)	(263)
Interest expense	159	187	317	353
Other (income) – net	(52)	(9)	(71)	(35)
Earnings Before Income Taxes	279	596	632	1,481

Income tax expense	62	115	123	281
Net Earnings Including Non-controlling Interests	217	481	509	1,200

Net (losses) attributable to non-controlling interests	(2)	(5)	(5)	(15)

Net Earnings Attributable to Archer-Daniels-Midland Company	$219	$486	$514	$1,215

Average number of shares outstanding – basic	484	492	483	503
Average number of shares outstanding – diluted	484	493	484	503
Basic earnings per common share	$0.45	$0.99	$1.06	$2.42
Diluted earnings per common share	$0.45	$0.98	$1.06	$2.41
Dividends per common share	$0.51	$0.50	$1.02	$1.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net Earnings Including Non-controlling Interests	$217	$481	$509	$1,200

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	282	(261)	149	(257)
Tax effect	75	(6)	113	(26)
Net of tax amount	357	(267)	262	(283)

Deferred (loss) on hedging activities	(59)	(48)	(64)	(117)
Tax effect	13	6	12	16
Net of tax amount	(46)	(42)	(52)	(101)

Pension and other postretirement benefit liabilities adjustment	8	(3)	(14)	(7)
Tax effect	(2)	1	4	2
Net of tax amount	6	(2)	(10)	(5)

Unrealized (loss) on investments	(1)	—	(4)	(7)
Tax effect	—	—	—	(1)
Net of tax amount	(1)	—	(4)	(8)

Total other comprehensive income (loss), net of tax	316	(311)	196	(397)

Total comprehensive income	533	170	705	803

Less: Comprehensive (loss) attributable to non-controlling interests	(2)	(6)	(5)	(19)

Comprehensive income attributable to Archer-Daniels-Midland Company	$535	$176	$710	$822

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	December 31, 2024
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,057	$611
Short-term marketable securities	9	246
Segregated cash and investments	7,525	7,212
Trade receivables - net	3,668	3,708
Inventories	9,723	11,572
Other current assets	4,310	4,369
Total Current Assets	26,292	27,718
Non-Current Assets
Investments in affiliates	5,175	5,276
Goodwill	4,769	4,509
Intangible assets	2,267	2,260
Right of use assets	1,363	1,358
Other non-current assets	988	1,313
Property, plant, and equipment, net	11,142	10,837
Total Non-Current Assets	25,704	25,553
Total Assets	$51,996	$53,271

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$856	$1,903
Current maturities of long-term debt	766	674
Trade payables	4,475	5,535
Payables to brokerage customers	8,585	7,772
Accrued expenses and other payables	3,466	3,730
Current lease liabilities	323	324
Total Current Liabilities	18,471	19,938
Long-Term Liabilities
Long-term debt	7,606	7,580
Deferred income taxes	1,134	1,268
Non-current lease liabilities	1,066	1,057
Other	1,032	997
Total Long-Term Liabilities	10,838	10,902

Temporary Equity - Redeemable non-controlling interest	249	253
Shareholders’ Equity
Common stock	3,270	3,223
Reinvested earnings	21,952	21,933
Accumulated other comprehensive (loss)	(2,792)	(2,988)
Non-controlling interests	8	10
Total Shareholders’ Equity	22,438	22,178
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$51,996	$53,271
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(In millions)
Cash flows from operating activities
Net earnings including non-controlling interests	$509	$1,200
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	578	566
Asset impairment charges	105	10
Deferred income taxes	(59)	(92)
Equity in earnings of affiliates, net of dividends	(18)	(121)
Stock compensation expense	72	84
Loss on sales / investment revaluation, net	150	9
Other – net	(104)	36
Changes in operating assets and liabilities
Segregated investments	1,261	(261)
Trade receivables	197	(180)
Inventories	2,152	1,443
Other current assets	(41)	628
Trade payables	(1,157)	(1,257)
Payables to brokerage customers	708	(390)
Accrued expenses and other payables	(397)	(507)
Net cash provided by operating activities	3,956	1,168
Cash flows from investing activities
Capital expenditures	(596)	(690)
Net assets of businesses acquired	(95)	(936)
Proceeds from sales of assets	41	16
Purchases of marketable securities	(11)	—
Proceeds from sales of marketable securities	267	—
Other – net	3	(2)
Net cash used in investing activities	(391)	(1,612)
Cash flows from financing activities
Net (repayments) borrowings under lines of credit agreements	(1,057)	2,208
Share repurchases, net of tax	—	(2,327)
Cash dividends	(495)	(503)
Acquisition of non-controlling interest	(4)	—
Other – net	(23)	(39)
Net cash used in financing activities	(1,579)	(661)
Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	34	(14)
Increase (Decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	2,020	(1,119)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	3,924	5,390
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$5,944	$4,271

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Equity Attributable to Archer-Daniels-Midland Company
	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance March 31, 2025	480	$3,246	$21,981	$(3,108)	$8	$22,127
Comprehensive income
Net earnings			219		(1)	218
Other comprehensive income				316	—	316
Cash dividends paid - $0.51 per share			(248)			(248)
Share repurchases	—		—			—
Stock compensation expense	—	22				22
Stock option exercises, net of taxes	—	2			—	2
Other	—	—	—	—	1	1
Balance June 30, 2025	480	$3,270	$21,952	$(2,792)	$8	$22,438

Balance, December 31, 2024	478	$3,223	$21,933	$(2,988)	$10	$22,178
Comprehensive income
Net earnings			514		(2)	512
Other comprehensive income				196	—	196
Cash dividends paid - $1.02 per share			(495)			(495)
Share repurchases	—		—			—
Stock compensation expense	2	72				72
Stock option exercises, net of taxes	—	(28)			—	(28)
Other	—	3	—	—	—	3
Balance, June 30, 2025	480	$3,270	$21,952	$(2,792)	$8	$22,438

Balance March 31, 2024	502	$2,720	$23,069	$(2,570)	$13	$23,232
Comprehensive income
Net earnings			486		(5)	481
Other comprehensive loss				(310)	(1)	(311)
Cash dividends paid - $0.50 per share			(247)			(247)
Share repurchases	(24)	462	(1,480)			(1,018)
Stock compensation expense	—	18				18
Other	—	—	—	—	4	4
Balance June 30, 2024	478	$3,200	$21,828	$(2,880)	$11	$22,159

Balance, Balance December 31, 2023	513	$3,154	$23,465	$(2,487)	$13	$24,145
Comprehensive income
Net earnings			1,215		(15)	1,200
Other comprehensive loss				(393)	(4)	(397)
Cash dividends paid - $1.00 per share			(503)			(503)
Share repurchases	(37)		(2,349)			(2,349)
Stock compensation expense	3	84				84
Stock option exercises, net of taxes	(1)	(41)				(41)
Other	—	3	—	—	17	20
Balance June 30, 2024	478	3,200	21,828	(2,880)	11	22,159

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

Principles of Consolidation

The Consolidated Financial Statements include the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company consolidates all entities, including variable interest entities (VIEs), in which it has a controlling financial interest. For VIEs, the Company assesses whether it is the primary beneficiary as defined under the applicable accounting standard. Investments in affiliates, including VIEs through which the Company exercises significant influence but does not control the investee and is not the primary beneficiary of the investee’s activities, are carried at cost plus equity in undistributed earnings since acquisition and are adjusted, where appropriate, for basis differences between the investment balance and the underlying net assets of the investee. The Company’s portion of the results of certain affiliates and results of certain VIEs are included using the most recent available financial statements. In each case, the financial statements are within 93 days of the Company’s year-end and are consistent from period to period.

Segregated Cash and Investments

The Company segregates certain cash, cash equivalents, and investment balances in accordance with regulatory requirements, commodity exchange requirements, and insurance arrangements. These balances include deposits received from customers of the Company’s registered futures commission merchant and commodity brokerage services, cash margins and securities pledged to commodity exchange clearinghouses, and cash pledged as security under certain insurance arrangements. The payables to brokerage customers have a corresponding balance in segregated cash and investments and segregated customer omnibus receivable in other current assets.

Segregated cash and investments also include restricted cash collateral for the various insurance programs of the Company’s captive insurance business. To the degree these segregated balances are comprised of cash and cash equivalents, they are considered restricted cash and cash equivalents on the Consolidated Statements of Cash Flows.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as of June 30, 2025 and 2024 (in millions).

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$1,057	$764
Restricted cash and restricted cash equivalents (included in segregated cash and investments)	4,887	3,507
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,944	$4,271

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Receivables

The Company records accounts receivable at net realizable value, including an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and any accrued interest receivables thereon. The Company estimates uncollectible accounts by pooling receivables according to type, region, credit risk rating, and age. Each pool is assigned an expected loss co-efficient to arrive at a general reserve based on historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio.

Changes to the allowance for estimated uncollectible accounts were as follows (in millions).

	Three Months Ended June 30,
	2025	2024
Opening balance, April 1	$158	$216
Provisions (reversals), net	5	(12)
Write-offs against allowance	(13)	(3)
Recoveries and other	3	(7)
Closing balance, June 30	$153	$194

	Six Months Ended June 30,
	2025	2024
Opening balance, January 1	$167	$215
Provisions (reversals), net	7	(7)
Write-offs against allowance	(26)	(16)
Recoveries and other	5	2
Closing balance, June 30	$153	$194

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value. In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.

The following table sets forth the Company’s inventories as of June 30, 2025 and December 31, 2024 (in millions).

	June 30, 2025	December 31, 2024
Raw materials and supplies (1)	$1,694	$1,922
Finished goods	2,670	2,689
Market inventories	5,359	6,961
Total inventories	$9,723	$11,572

(1) Includes work in process inventories which were not material as of June 30, 2025 and December 31, 2024.

Cost Method Investments

Cost method investments represent investments in private companies and private equity funds to diversify the overall investment portfolio. These investments are generally in companies in the startup or development stages and the markets for products these companies are developing are typically in the early stages. The Company’s evaluation of privately held investments is based on the fundamentals of the businesses invested in. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cost method investments of $326 million and $439 million as of June 30, 2025 and December 31, 2024, respectively, were included in Other non-current assets in the Company’s Consolidated Balance Sheets.

Revaluation gains and losses, including impairment losses, are recorded in Interest and investment income in the Company’s Consolidated Statements of Earnings. During the three and six months ended June 30, 2025, the Company recognized impairment losses of $187 million. Impairment losses are recognized when the Company identifies events or changes in circumstances that suggest the carrying amount of an investment might exceed its fair value.

As of June 30, 2025, the lifetime cumulative amounts of upward and downward adjustments on cost method investments were $114 million and $261 million, respectively.

Investments in Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence.

The Company had a 22.5% share ownership in Wilmar International Limited (“Wilmar”) as of June 30, 2025 and December 31, 2024. The Company’s investment in Wilmar had a carrying value of $3.7 billion as of June 30, 2025, and a market value of $3.2 billion based on the quoted Singapore Exchange market price, converted to U.S. dollars at the applicable exchange rate, at June 30, 2025.

In accordance with its accounting policy, as of June 30, 2025, the Company evaluated several factors in its determination of whether an other-than-temporary impairment of its investment in Wilmar had occurred as of that date. This included consideration of the short duration of the carrying value being above Wilmar's stock price, the recent performance of Wilmar’s stock price as quoted on the Singapore Exchange, latest consensus analyst forecasts, Wilmar’s long history of earnings and dividends and the Company’s continued representation on Wilmar’s Board. The Company considers its investment in Wilmar a significant and strategic relationship and has the intent and ability to retain its investment in Wilmar for a period of time sufficient to allow for any anticipated recovery in market value. Based on the evaluation of the factors above, the Company does not consider the investment to be other-than temporarily impaired at June 30, 2025. The Company will continue to reassess its investment in Wilmar, which may result in the recognition of an other-than-temporary impairment in the future.

As of June 30, 2025, the Company also held equity method investments in Pacificor (32.2%), SoyVen (50.0%), Hungrana Ltd (50.0%), Olenex (37.5%), Almidones Mexicanos S.A. de C.V. (50.0%), Vimison S.A. de C.V. (45.3%), Aston Foods and Food Ingredients (50.0%), Edible Oils Limited (50.0%), Stratas Foods LLC (50.0%), Red Star Yeast Company, LLC (40.0%), Terminal de Grãos Ponta da Montanha S.A. (50.0%), Gradable, LLC (50.0%), LSCP, LLLP (22.1%), Dusial S.A. (42.8%), ADM Matsutani LLC (50%), Vitafort ZRT (34.3%), and Matsutani Singapore Pte. Ltd. (50%).

Property, Plant, and Equipment

The Company’s net property, plant, and equipment consisted of the following as of June 30, 2025 and December 31, 2024 (in millions).

	June 30, 2025	December 31, 2024
Land	$606	$566
Buildings	6,368	6,143
Machinery and equipment	21,414	20,636
Construction in progress	1,476	1,553
	29,864	28,898
Accumulated depreciation	(18,722)	(18,061)
Net Property, Plant, and Equipment	$11,142	$10,837

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

Changes to the Company's redeemable non-controlling interests for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended June 30,
	2025	2024
Opening balance, April 1	$255	$307
Net (loss) attributable to redeemable non-controlling interests	(1)	(4)
Currency translation adjustments and other	(5)	(1)
Closing balance, June 30	$249	$302

	Six Months Ended June 30,
	2025	2024
Opening balance, January 1	$253	$320
Net (loss) attributable to redeemable non-controlling interests	(3)	(15)
Currency translation adjustments and other	(1)	(3)
Closing balance, June 30	$249	$302

Note 2.    New Accounting Pronouncements

Effective December 31, 2025, the Company will be required to adopt Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are required to be applied on a prospective basis, and retrospective adoption is permitted. The adoption of the amended guidance will result in expanded disclosures in the Company’s income taxes footnote but is not expected to have a significant impact on the Company's Consolidated Financial Statements.

Effective December 31, 2027, the Company will be required to adopt ASU 2024-03, Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses, which will require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU can be applied on a prospective basis or retrospective basis upon adoption. The adoption of the amended guidance will result in expanded disclosures in the Company’s footnotes but is not expected to have a significant impact on the Company's Consolidated Financial Statements.

Effective January 1, 2027, the Company will be required to adopt ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends the existing framework for identifying the accounting acquirer in business combinations when the legal acquiree is a VIE by requiring entities to consider the general accounting acquirer factors in ASC 805-10, Business Combination-Overall, when the transaction is primarily effected by the exchange of equity interests. The new guidance is required to be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3.    Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and six months ended June 30, 2025 and 2024 (in millions).

	Three Months Ended June 30, 2025
	Topic 606 Revenue			Topic 815	Total
	Point in Time	Over Time	Total	Revenue (1)	Revenues
Ag Services and Oilseeds
Ag Services	$819	$205	$1,024	$9,872	$10,896
Crushing	86	—	86	2,543	2,629
Refined Products and Other	895	—	895	1,849	2,744
Total Ag Services and Oilseeds	1,800	205	2,005	14,264	16,269
Carbohydrate Solutions
Starches and Sweeteners	1,539	—	1,539	561	2,100
Vantage Corn Processors	692	—	692	—	692
Total Carbohydrate Solutions	2,231	—	2,231	561	2,792
Nutrition
Human Nutrition	1,161	—	1,161	—	1,161
Animal Nutrition	832	—	832	—	832
Total Nutrition	1,993	—	1,993	—	1,993

Total Segment Revenues	6,024	205	6,229	14,825	21,054
Other Business	112	—	112	—	112
Total Revenues	$6,136	$205	$6,341	$14,825	$21,166

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2025
	Topic 606 Revenue			Topic 815	Total
	Point in Time	Over Time	Total	Revenue (1)	Revenues
Ag Services and Oilseeds
Ag Services	$1,860	$412	$2,272	$19,160	$21,432
Crushing	185	—	185	5,082	5,267
Refined Products and Other	1,747	—	1,747	3,498	5,245
Total Ag Services and Oilseeds	3,792	412	4,204	27,740	31,944
Carbohydrate Solutions
Starches and Sweeteners	2,923	—	2,923	1,114	4,037
Vantage Corn Processors	1,325	—	1,325	—	1,325
Total Carbohydrate Solutions	4,248	—	4,248	1,114	5,362
Nutrition
Human Nutrition	2,159	—	2,159	—	2,159
Animal Nutrition	1,651	—	1,651	—	1,651
Total Nutrition	3,810	—	3,810	—	3,810

Total Segment Revenues	11,850	412	12,262	28,854	41,116
Other Business	225	—	225	—	225
Total Revenues	$12,075	$412	$12,487	$28,854	$41,341

	Three Months Ended June 30, 2024
	Topic 606 Revenue			Topic 815	Total
	Point in Time	Over Time	Total	Revenue (1)	Revenues
Ag Services and Oilseeds
Ag Services	$925	$252	$1,177	$10,569	$11,746
Crushing	104	—	104	2,746	2,850
Refined Products and Other	523	—	523	2,214	2,737
Total Ag Services and Oilseeds	1,552	252	1,804	15,529	17,333
Carbohydrate Solutions
Starches and Sweeteners	1,654	—	1,654	557	2,211
Vantage Corn Processors	683	—	683	—	683
Total Carbohydrate Solutions	2,337	—	2,337	557	2,894
Nutrition
Human Nutrition	1,061	—	1,061	—	1,061
Animal Nutrition	847	—	847	—	847
Total Nutrition	1,908	—	1,908	—	1,908

Total Segment Revenues	5,797	252	6,049	16,086	22,135
Other Business	113	—	113	—	113
Total Revenues	$5,910	$252	$6,162	$16,086	$22,248

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2024
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

Other Business also includes the Company’s captive insurance business, which provides captive insurance services to the Company's reportable segments.

Note 4.    Acquisitions

On January 31, 2025, the Company acquired Vandamme Hugaria Kft (“Vandamme”), a 700 metric ton/day non-genetically modified crush and extraction facility based in Hungary for an aggregate cash consideration of $123 million. This acquisition adds capabilities to the Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments.

The aggregate cash consideration, net of $28 million cash acquired, was allocated as follows, subject to final measurement period adjustments (in millions).

Vandamme
Working capital, net of cash acquired	$24
Property, plant, and equipment	27
Goodwill	25
Other intangible assets(1)	22
Deferred tax liabilities	(3)
Aggregate cash consideration, net of cash acquired	$95
(1) Primarily represents customer lists with expected useful lives of 10 years to 18 years.

During the three months ended June 30, 2025, the Company recorded certain measurement period adjustments to its initial allocation of the purchase price related to the Vandamme acquisition, resulting in a decrease to goodwill of $6 million. There was no impact on the Consolidated Statements of Earnings from measurement period adjustments.

Goodwill recorded in connection with the acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business. This goodwill is not expected to be deductible for tax purposes.

The Company’s Consolidated Statements of Earnings for the three and six months ended June 30, 2025 includes the post-acquisition results of the acquired business which were immaterial.

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

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in millions).

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$2,652	$2,707	$5,359
Unrealized derivative gains:
Commodity contracts	—	414	596	1,010
Foreign currency contracts	—	181	—	181
Interest rate contracts	—	19	—	19
Cash equivalents	447	—	—	447
Marketable securities	9	—	—	9
Segregated investments and restricted cash equivalents	1,902	—	—	1,902
Total Assets	$2,358	$3,266	$3,303	$8,927

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$323	$385	$708
Foreign currency contracts	—	412	—	412
Inventory-related payables	—	933	41	974
Total Liabilities	$—	$1,668	$426	$2,094

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,930	$3,031	$6,961
Unrealized derivative gains:
Commodity contracts	—	404	427	831
Foreign currency contracts	—	272	—	272
Interest rate contracts	—	5	—	5
Cash equivalents	70	—	—	70
Marketable securities	246	—	—	246
Segregated investments and restricted cash equivalents	1,681	—	—	1,681
Total Assets	$1,997	$4,611	$3,458	$10,066

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$355	$405	$760
Foreign currency contracts	—	212	—	212
Inventory-related payables	—	654	88	742
Total Liabilities	$—	$1,221	$493	$1,714

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

In certain cases, the basis adjustments are unobservable because they are supported by little to no market activity. When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the inventory is classified as Level 3.

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

In certain cases, the basis adjustments are unobservable because they are supported by little to no market activity. When observable inputs are available for substantially the full term of the contract, it is classified in Level 2. When unobservable inputs have a significant impact (more than 10%) on the measurement of fair value, the contract is classified in Level 3.

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

Segregated Investments

The Company’s segregated investments are primarily comprised of U.S. Treasury securities purchased using ADM Investor Services customer funds and segregated to meet regulatory requirements. U.S. Treasury securities are valued using quoted market prices and are classified as Level 1.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Level 3 Assets and Liabilities

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2025 (in millions).

	Assets			Liabilities
	June 30, 2025			June 30, 2025
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, April 1, 2025	$3,103	$508	$3,611	$52	$352	$404
Increase (decrease) in unrealized gains included in Cost of products sold	(1,030)	353	(677)	—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	5	261	266
Realized increases (decreases) included in Cost of products sold	(46)	—	(46)	(1)	—	(1)
Purchases	4,620	—	4,620	4	—	4
Sales	(3,868)	—	(3,868)	(19)	—	(19)
Settlements	—	(221)	(221)	—	(237)	(237)
Transfers into Level 3	548	36	584	—	19	19
Transfers out of Level 3	(620)	(80)	(700)	—	(10)	(10)
Closing Balance, June 30, 2025	$2,707	$596	$3,303	$41	$385	$426

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2024 (in millions).

	Assets			Liabilities
	June 30, 2024			June 30, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, April 1, 2024	$2,948	$764	$3,712	$62	$435	$497
Increase (decrease) in unrealized gains included in Cost of products sold	128	197	325	—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	5	203	208
Realized increases (decreases) included in Cost of products sold	59	—	59	(9)	—	(9)
Purchases	3,637	—	3,637	2	—	2
Sales	(4,194)	—	(4,194)	(26)	—	(26)
Settlements	—	(438)	(438)	—	(282)	(282)
Transfers into Level 3	557	29	586	—	15	15
Transfers out of Level 3	(589)	(157)	(746)	—	(4)	(4)
Closing Balance, June 30, 2024	$2,546	$395	$2,941	$34	$367	$401

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2025 (in millions).

	Assets			Liabilities
	June 30, 2025			June 30, 2025
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, January 1, 2025	$3,031	$427	$3,458	$88	$405	$493
Increase (decrease) in unrealized gains included in Cost of products sold	(933)	566	(367)	—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	4	455	459
Realized increases (decreases) included in Cost of products sold	10	—	10	(3)	—	(3)
Purchases	8,705	—	8,705	7	—	7
Sales	(8,446)	—	(8,446)	(55)	—	(55)
Settlements	—	(449)	(449)	—	(513)	(513)
Transfers into Level 3	1,119	149	1,268	—	54	54
Transfers out of Level 3	(779)	(97)	(876)	—	(16)	(16)
Closing balance, June 30, 2025	$2,707	$596	$3,303	$41	$385	$426

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2024 (in millions).

	Assets			Liabilities
	June 30, 2024			June 30, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, January 1, 2024	$2,713	$731	$3,444	$101	$457	$558
Increase (decrease) in unrealized gains included in Cost of products sold	316	572	888	—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	14	532	546
Realized increases (decreases) included in Cost of products sold	(226)	—	(226)	(21)	—	(21)
Purchases	7,426	—	7,426	3	—	3
Sales	(8,077)	—	(8,077)	(64)	—	(64)
Settlements	—	(790)	(790)	—	(572)	(572)
Transfers into Level 3	1,073	57	1,130	1	28	29
Transfers out of Level 3	(679)	(175)	(854)	—	(78)	(78)
Closing balance, June 30, 2024	$2,546	$395	$2,941	$34	$367	$401

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
(UNAUDITED)

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2025 and December 31, 2024. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.

	Weighted Average % of Total Price
	June 30, 2025		December 31, 2024
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Inventory-Related Payables
Basis	26.3%	25.8%	24.9%	31.3%
Transportation cost	10.5%	—%	10.8%	—%

Commodity Derivative Contracts
Basis	32.5%	30.7%	21.8%	23.4%
Transportation cost	26.3%	22.3%	10.8%	10.8%

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

The Company recognizes changes in market value of inventories of certain merchandisable agricultural commodities, inventory-related payables, forward cash purchase and sales contracts, and exchange-traded and OTC instruments in earnings immediately as a component of Cost of products sold.

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2025 and December 31, 2024 (in millions).

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$181	$158	$272	$102
Commodity Contracts	1,010	708	828	760
Total	$1,191	$866	$1,100	$862

Changes in the fair value of foreign currency-related derivatives are recognized in the Consolidated Statements of Earnings as a component of Revenues, Cost of products sold, and Other (income) - net, depending on the purpose of the contract.

Changes in the fair value of commodity contracts are recognized in the Consolidated Statements of Earnings as a component of Cost of products sold.

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the three and six months ended June 30, 2025 and 2024 (in millions).

		Cost of	Other
		products	(income) -
	Revenues	sold	net	Total
Three Months Ended June 30, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(22)	$81	$(90)
Commodity Contracts	—	327	—
Total gain (loss) recognized in earnings	$(22)	$408	$(90)	$296

Three Months Ended June 30, 2024
Pre-tax gains (losses) on:
Foreign Currency Contracts	$18	$(155)	$8
Commodity Contracts	—	(22)	—
Total gain (loss) recognized in earnings	$18	$(177)	$8	$(151)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Cost of	Other
		products	(income) -
	Revenues	sold	net	Total
Six Months Ended June 30, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(46)	$231	$(158)
Commodity Contracts	—	440	—
Total gain (loss) recognized in earnings	$(46)	$671	$(158)	$467

Six Months Ended June 30, 2024
Pre-tax gains (losses) on:
Foreign Currency Contracts	$19	$(218)	$62
Commodity Contracts	—	175	—
Total gain (loss) recognized in earnings	$19	$(43)	$62	$38

Derivatives Designated As Hedging Instruments

The Company had certain derivatives designated as cash flow, fair value, and net investment hedges as of June 30, 2025 and December 31, 2024.

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

The Company uses exchange-traded futures and options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 59 million bushels of corn per month. During the past 12 months, the Company hedged between 13% and 31% of its monthly grind. At June 30, 2025, the Company had designated hedges representing between 1% and 21% of its anticipated monthly grind of corn for the next 12 months.

The Company uses exchange-traded futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses futures and options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 76% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities. At June 30, 2025, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses exchange-traded futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 42% and 62% of the anticipated monthly natural gas consumption at the designated facilities. At June 30, 2025, the Company had designated hedges representing between 6% and 60% of the anticipated monthly natural gas consumption over the next 12 months.

As of June 30, 2025 and December 31, 2024, the Company had after-tax losses of $29 million and $13 million, respectively, in AOCI related to these programs. The Company expects to recognize $29 million of the June 30, 2025 after-tax losses in its Consolidated Statements of Earnings during the next 12 months.

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

As of June 30, 2025 and December 31, 2024, the Company had pre-tax gains of $19 million and $5 million, respectively, in Other current assets related to interest rate swaps with an aggregate notional amount of $500 million. A corresponding offset to the underlying debt is recorded for the same amount, with no net impact to earnings.

Net Investment Hedges

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in foreign subsidiaries against changes in foreign currency exchange rates.

The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $447 million and $394 million as of June 30, 2025 and December 31, 2024, respectively, and foreign exchange forwards with an aggregate notional amount of $2.6 billion and $2.1 billion as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 the Company had after-tax losses of $180 million in AOCI related to foreign exchange gains and losses from net investment hedge transactions. As of December 31, 2024, the Company had after-tax gains of $99 million in AOCI related to foreign exchange gains and losses from net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

The Company has designated its €650 million outstanding long-term debt at each of June 30, 2025 and December 31, 2024 as hedges of its net investment in a foreign subsidiary. As of June 30, 2025 and December 31, 2024, the Company had after-tax gains of $175 million and $251 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Fair Value of Derivatives Designated as Hedging Instruments

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2025 and December 31, 2024 (in millions).

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Commodity Contracts	$—	$—	$3	$—
Foreign Currency Contracts	—	254	—	110
Interest Rate Contracts	19	—	5	—
Total	$19	$254	$8	$110

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the pre-tax gains (losses) on derivatives designated as hedging instruments that have been recognized in Cost of products sold in the Consolidated Statements of Earnings for the three and six months ended June 30, 2025 and 2024 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Pre-tax gains on:
Commodity Contracts	$(11)	$(23)	$6	$(4)

Note 7.    Other Current Assets

The following table sets forth the items in other current assets (in millions).

	June 30,	December 31,
	2025	2024
Unrealized gains on derivative contracts	$1,210	$1,108
Customer omnibus receivable	1,151	872
Margin deposits and grain accounts	493	516
Financing receivables - net	167	258
Insurance premiums receivable	67	76
Prepaid expenses	331	279
Biodiesel tax credit	4	104
Tax receivables	484	539
Non-trade receivables	263	393
Other current assets	140	224
	$4,310	$4,369

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8.    Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables (in millions).

	June 30,	December 31,
	2025	2024
Unrealized losses on derivative contracts	$1,120	$972
Accrued compensation	341	346
Income tax payable	108	167
Other taxes payable	167	138
Insurance liabilities	109	172
Accrued interest payable	159	153
Other deferred income	130	156
Contract liabilities (1)	193	534
Other accruals and payables	1,139	1,092
	$3,466	$3,730
(1) Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Revenues recognized in the three and six months ended June 30, 2025 from contract liabilities as of December 31, 2024 were $201 million and $480 million, respectively. Revenues recognized in the three and six months ended June 30, 2024 from contract liabilities as of December 31, 2023 were $120 million and $355 million, respectively.

Note 9.    Debt and Financing Arrangements

At June 30, 2025 and December 31, 2024, the fair value of the Company’s long-term debt, excluding current portion, was $7.2 billion and $7.1 billion, respectively, as estimated using market values that utilize observable inputs, where available (a Level 2 measurement under applicable accounting standards), compared to a carrying value of $7.6 billion as of both June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, the Company had lines of credit, including the accounts receivable securitization programs described in Note 15. Sale of Accounts Receivable, totaling $12.5 billion and $13.0 billion, respectively, of which $9.5 billion and $9.1 billion, respectively, was unused.

At each of June 30, 2025 and December 31, 2024, $5.1 billion of the Company’s total lines of credit supported the combined U.S. and European commercial paper borrowing programs. The weighted average interest rates on short-term borrowings outstanding at June 30, 2025 and December 31, 2024, were 4.5% and 4.7%, respectively. As of June 30, 2025 and December 31, 2024, there was $721 million and $1.7 billion of commercial paper outstanding, respectively.

Note 10.    Income Taxes

The Company’s effective tax rate was 22.2% and 19.5% for the three and six months ended June 30, 2025, respectively, compared to 19.3% and 19.0% for the three and six months ended June 30, 2024, respectively. The increase in the effective tax rate in each period was primarily due to impairment losses, partially offset by the impact of discrete tax items.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates between 2025 and 2027. The Company is evaluating the impact of the adoption of OBBBA, but it is not expected to have a significant impact on the current year Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 11.    Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value. No preferred stock has been issued.

Treasury stock

At June 30, 2025 and December 31, 2024, the Company had approximately 235.7 million shares and 237.6 million shares, respectively, of its common shares in treasury. Treasury stock is recorded at cost with $4.8 billion at each of June 30, 2025 and December 31, 2024 as a reduction of common stock, and $2.3 billion at each of June 30, 2025 and December 31, 2024 as a reduction of reinvested earnings.

Repurchase Program

On December 11, 2024, the Company's Board of Directors approved a second extension of its existing stock repurchase program through December 31, 2029 and the repurchase of up to an additional 100 million shares under the extended program. As of June 30, 2025, the Company had 115 million shares remaining under its share repurchase program until December 31, 2029.

Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2025 and 2024 (in millions).

	Three Months Ended June 30, 2025
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2025	$(3,094)	$120	$(116)	$(18)	$(3,108)
Other comprehensive income (loss) before reclassifications	599	(70)	12	(1)	540
Gain (loss) on net investment hedges	(317)	—	—	—	(317)
Amounts reclassified from AOCI	—	11	(4)	—	7
Tax effect	75	13	(2)	—	86
Net of tax amount	357	(46)	6	(1)	316
Balance at June 30, 2025	$(2,737)	$74	$(110)	$(19)	$(2,792)

	Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$(2,999)	$126	$(100)	$(15)	$(2,988)
Other comprehensive income (loss) before reclassifications	624	(58)	(8)	(4)	554
Gain (loss) on net investment hedges	(475)	—	—	—	(475)
Amounts reclassified from AOCI	—	(6)	(6)	—	(12)
Tax effect	113	12	4	—	129
Net of tax amount	262	(52)	(10)	(4)	196
Balance at June 30, 2025	$(2,737)	$74	$(110)	$(19)	$(2,792)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2024
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2024	$(2,552)	$99	$(111)	$(6)	$(2,570)
Other comprehensive (loss) before reclassifications	(285)	(71)	1	—	(355)
Gain on net investment hedges	25	—	—	—	25
Amounts reclassified from AOCI	—	23	(4)	—	19
Tax effect	(6)	6	1	—	1
Net of tax amount	(266)	(42)	(2)	—	(310)
Balance at June 30, 2024	$(2,818)	$57	$(113)	$(6)	$(2,880)

	Six Months Ended June 30, 2024
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(2,539)	$158	$(108)	$2	$(2,487)
Other comprehensive income (loss) before reclassifications	(362)	(121)	(1)	(7)	(491)
Gain (loss) on net investment hedges	109	—	—	—	109
Amounts reclassified from AOCI	—	4	(6)	—	(2)
Tax effect	(26)	16	2	(1)	(9)
Net of tax amount	(279)	(101)	(5)	(8)	(393)
Balance at June 30, 2024	$(2,818)	$57	$(113)	$(6)	$(2,880)

The following table sets forth the reclassifications out of AOCI related to deferred (gains)/ losses on cash flow hedging activities for the three and six months ended June 30, 2025 and 2024 (in millions).

Affected line item in the Consolidated Statements of Earnings	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of products sold	$11	$23	$(6)	$4
Earnings before income tax	11	23	(6)	4
Income tax expense	(3)	(4)	1	—
Net earnings	$8	$19	$(5)	$4

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Other Income – Net

The following table sets forth the items in Other income - net for the three and six months ended June 30, 2025 and 2024 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Gains on sale of assets	$(19)	$(5)	$(27)	$(7)
Other – net	(33)	(4)	(44)	(28)
Other Income – Net	$(52)	$(9)	$(71)	$(35)

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

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, deodorizing, bleaching, and blending, as applicable, into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. The Company engages in various structured trade finance activities to leverage its global trade flows. This segment also includes the Company’s share of the results of its equity investments in Wilmar, Pacificor, LLC, SoyVen Holding BV, Olenex Holdings BV, Edible Oils Limited, Stratas Foods LLC, Terminal de Grãos Ponta da Montanha S.A., and Gradable, LLC.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Nutrition segment serves various end markets including food, beverages, and nutritional supplements for humans, and complete feed, feed premix and additives, petfood and pet treats for livestock, aquaculture, and pets. The segment engages in the creation, manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, and other specialty food and feed ingredients and systems. The Nutrition segment also includes activities related to the procurement, processing, and distribution of edible beans, the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. This segment also includes the Company’s share of the results of its equity investments in Vimison S.A. de C.V., Dusial S.A., ADM Matsutani LLC, Vitafort ZRT, and Matsutani Singapore Pte. Ltd.

Other Business results include the Company’s financial business units related to futures commission and insurance activities. Corporate results principally include unallocated corporate expenses, interest cost net of interest income, and revaluation gains and losses on cost method investments, and the share of the results of equity investments in early-stage start-up companies.

Intersegment sales have been recorded using principles consistent with ASC 606, Revenue from Contracts with Customers.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Information for the Three and Six Months ended June 30, 2025 and 2024

The following tables present data by reportable segment (in millions).

	Three Months Ended June 30, 2025
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$16,269	$2,792	$1,993	$21,054
Other Business				112
Total consolidated revenue				$21,166

Less:
Cost of materials	14,940	1,745	1,214
Manufacturing costs	867	647	326
Selling, general, and administrative expenses	223	83	284
Other segment items(1)	(140)	(20)	55
Segment operating profit	$379	$337	$114	$830

Reconciliation of segment operating profit
Other Business				94
Corporate				(498)
Specified items:
Gains on sales of assets and businesses				8
Impairment, exit, restructuring charges, and settlement contingencies				(224)
Gain on contract termination				69
Earnings Before Income Taxes				$279
(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense, and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2025
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$31,944	$5,362	$3,810	$41,116
Other Business				225
Total consolidated revenue				$41,341

Less:
Cost of materials	29,280	3,347	2,354
Manufacturing costs	1,747	1,325	645
Selling, general, and administrative expenses	415	165	562
Other segment items(1)	(289)	(51)	39
Segment operating profit	$791	$576	$210	$1,577

Reconciliation of segment operating profit
Other Business				190
Corporate				(939)
Specified items:
Gains on sales of assets and businesses				8
Impairment, exit, restructuring charges, and settlement contingencies				(273)
Gain on contract termination				69
Earnings Before Income Taxes				$632
(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2024
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$17,333	$2,894	$1,908	$22,135
Other Business				113
Total consolidated revenue				$22,248

Less:
Cost of materials	15,942	1,862	1,196
Manufacturing costs	843	639	312
Selling, general, and administrative expenses	219	78	293
Other segment items(1)	(130)	(42)	(2)
Segment operating profit	$459	$357	$109	$925

Reconciliation of segment operating profit
Other Business				96
Corporate				(418)
Specified items:
Impairment, exit, restructuring charges, and settlement contingencies				(7)
Earnings Before Income Taxes				$596

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates and other income/expense.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2024
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$34,552	$5,577	$3,744	$43,873
Other Business				222
Total consolidated revenue				$44,095

Less:
Cost of materials	31,423	3,594	2,360
Manufacturing costs	1,676	1,280	610
Selling, general, and administrative expenses	461	170	590
Other segment items(1)	(331)	(72)	(9)
Segment operating profit	$1,323	$605	$193	$2,121

Reconciliation of segment operating profit
Other Business				217
Corporate				(844)
Specified items:
Impairment, exit, restructuring charges, and settlement contingencies				(13)
Earnings Before Income Taxes				$1,481

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates and other income/expense.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Intersegment sales
Ag Services and Oilseeds	$506	$432	$927	$858
Carbohydrate Solutions	207	225	406	434
Nutrition	14	18	33	31
Total intersegment sales	$727	$675	$1,366	$1,323

Depreciation expense
Ag Services and Oilseeds	$104	$95	$203	$186
Carbohydrate Solutions	75	75	150	151
Nutrition	38	38	75	73
Total segment depreciation expense	217	208	428	410
Other Business	2	2	5	5
Corporate	9	8	19	17
Total depreciation expense	$228	$218	$452	$432

Amortization expense
Ag Services and Oilseeds	$3	$4	$6	$7
Carbohydrate Solutions	1	1	2	3
Nutrition	39	41	78	80
Total segment amortization expense	43	46	86	90
Corporate	20	22	40	44
Total amortization expense	$63	$68	$126	$134

Interest and investment income (expense)
Ag Services and Oilseeds	$9	$13	$31	$21
Nutrition	(88)	—	(88)	—
Total segment interest and investment income (expense)	(79)	13	(57)	21
Other Business	100	122	197	242
Corporate	(91)	5	(72)	—
Total interest and investment income (expense)	$(70)	$140	$68	$263

Equity in earnings of unconsolidated affiliates
Ag Services and Oilseeds	$109	$117	$219	$298
Carbohydrate Solutions	21	31	50	62
Nutrition	5	6	12	11
Total segment equity in earnings of unconsolidated affiliates	135	154	281	371
Corporate	(1)	(2)	(3)	(7)
Total equity in earnings of unconsolidated affiliates	$134	$152	$278	$364

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges for the three and six months ended June 30, 2025 and 2024 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring and exit costs (1)	$126	$—	$164	$15
Impairment charge - other long-lived assets (2)	11	7	11	10
Total asset impairment, exit, and restructuring costs	$137	$7	$175	$25

(1)On February 4, 2025, the Company announced targeted actions expected to deliver in excess of $500 million of cost savings by fiscal 2029. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. Charges associated with these actions, as well as similar initiatives in prior periods, are reflected as restructuring charges in this table. The three months ended June 30, 2025 included restructuring charges (primarily impairment of long-lived assets, impairment of intangible assets, and employee termination benefits) of $119 million, $4 million, $3 million within the Nutrition segment, Ag Services and Oilseeds segment, and Corporate, respectively, presented as specified items. The six months ended June 30, 2025 included restructuring charges (primarily impairment of long-lived assets, impairment of intangible assets, and employee termination benefits) of $123 million, $27 million, $5 million, and $7 million within the Nutrition segment, the Ag Services and Oilseeds segment, the Carbohydrate Solutions segment, and Corporate, respectively, presented as specified items. The six months ended June 30, 2024 included restructuring charges of $3 million and $12 million within the Nutrition segment and Corporate, respectively, both presented as specified items.

(2)The three and six months ended June 30, 2025 included an impairment related to a certain long-lived asset of $11 million within the Nutrition segment, presented as a specified item. The three and six months ended June 30, 2024 included impairments related to certain long-lived assets of $7 million and $10 million, respectively, within the Carbohydrate Solutions and Nutrition segments, presented as specified items.

Note 15.    Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”). Under the First Program, certain U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.7 billion for the accounts receivable transferred. The First Program terminates on May 15, 2026, unless extended.

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S.-originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $1.3 billion (€1.1 billion) for the accounts receivables transferred. The Second Program terminates on May 19, 2026, unless extended.

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales of accounts receivable. The Company acts as a servicer for the transferred receivables. At June 30, 2025 and December 31, 2024, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2025 and December 31, 2024, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s Consolidated Balance Sheets was $2.2 billion and $2.0 billion, respectively. Total receivables sold were $22.7 billion and $23.6 billion for the six months ended June 30, 2025 and 2024, respectively. Cash collections from customers on receivables sold were $22.7 billion and $23.0 billion for the six months ended June 30, 2025 and 2024, respectively. All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and the collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables. As of June 30, 2025 and December 31, 2024, receivables pledged as collateral to the Purchasers was $598 million and $693 million, respectively.

Transfers of receivables under the Programs resulted in an expense of $16 million and $36 million for the three and six months ended June 30, 2025, respectively, and $26 million and $53 million for the three and six months ended June 30, 2024, respectively, which are classified as Selling, general, and administrative expenses in the Consolidated Statements of Earnings.

The Company also has uncommitted Receivable Purchase Agreements (RPAs) with global financial institutions under which eligible trade accounts receivable may be sold at a discount. Accounts receivable sold under the RPAs are accounted for as sales. Discount fees in relation to the sale of trade accounts receivable under the RPAs are not significant.

Note 16.     Supplier Finance Programs

The Company has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded that its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP continue to be classified in trade payables in the Company’s Consolidated Balance Sheets and in operating activities in its Consolidated Statements of Cash Flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 120 days of the invoice date.

Changes to the outstanding payment obligations were as follows (in millions).

	Six Months Ended June,
	2025	2024
Opening balance, January 1	$222	$274
Obligations confirmed	434	520
Obligations paid	(371)	(505)
Closing balance, June 30	$285	$289

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC (“UWGP”) and five other ethanol producers filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. On May 17, 2024, the court stayed MRE’s case pending a decision in UWGP’s appeal, described below. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP appealed the dismissal to the United States Court of Appeals for the Seventh Circuit, which affirmed the dismissal on July 18, 2025. On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. The case was transferred back to the Central District of Illinois, and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal, and on January 12, 2024, the appellate court vacated the dismissal and remanded the case to the district court for further proceedings. On March 8, 2024, GP filed an amended complaint, which ADM moved to dismiss. On December 3, 2024, the court issued a decision on ADM’s motion to dismiss GP’s amended complaint, denying one ground for dismissal and certifying a question of law to the Nebraska Supreme Court before deciding the other ground.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Also, as previously disclosed, beginning on March 29, 2024, purported stockholders of the Company filed a number of related derivative lawsuits against certain current and former officers and directors of the Company, seeking unspecified damages. The initial actions were consolidated in the U.S. District Court for the District of Delaware. Separately, beginning on March 28, 2025, several purported stockholders filed additional derivative lawsuits in the Chancery Court of Delaware against certain current and former officers and directors of the Company, seeking unspecified damages. On April 14, 2025, a purported stockholder filed a derivative lawsuit in the U.S. District Court for the Northern District of Illinois against certain current and former officers and directors of the Company, seeking unspecified damages; that action has been transferred to the U.S. District Court for the District of Delaware. On July 3, 2025, a purported stockholder filed a lawsuit to compel inspection of ADM’s books and records. The Company is unable to predict the final outcome of these proceedings with any reasonable degree of certainty.

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

2025 Strategy

The Company’s goal is to continue to build and sustain long-term value for its shareholders and customers. The Company believes the following priorities will help create value for its shareholders:

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sustainability

Sustainability is a pillar of ADM’s growth strategy. For 120 years, its business has been deeply connected to the land, farmers, and responsible stewardship. The crops ADM turns into an unparalleled array of products depend on healthy soil, water and air, and as ADM looks to the future, it is advancing efforts that enable and support agriculture and farmers, drive innovation and long-term value, and protect and strengthen vital supply chains.

Significant Portfolio Actions And Targeted Actions to Deliver Cost Savings

On February 4, 2025, the Company announced targeted actions expected to deliver in excess of $500 million of cost savings by fiscal 2029. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. See Note 14. Asset Impairment, Exit, and Restructuring Costs of “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for additional information regarding restructuring related charges.

ADM’s recent significant portfolio actions and announcements included:

•The acquisition in January 2025 of Vandamme Hugaria Kft, a 700 metric ton/day non-genetically modified crush and extraction facility based in Hungary. See Note 4. Acquisitions of “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for further information.
•The closure of the Tres Corações facility based in Brazil, in July 2025. Preparation for the closure resulted in exit and restructuring costs, including impairment of certain assets. See Note 14. Asset Impairment, Exit, and Restructuring Costs of “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements.
•A definitive agreement with PYCO Industries, Inc., a leader in the local agricultural communities it serves, to launch a joint venture combining their Lubbock, Texas, cottonseed processing capabilities.

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

Material Weakness

As previously disclosed, the Company had identified a material weakness in the Company’s internal control over financial reporting related to its accounting practices and procedures for segment disclosures which has now been remediated. For more information, see “Controls and Procedures” in Part I. Item 4 herein.

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

The Nutrition segment also utilizes agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily correlate to changes in Cost of products sold. Therefore, changes in revenues of these businesses may correspond to changes in margins and margins rates generally are meaningful as a performance indicator in these businesses.

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

The Company measures its performance using key financial metrics including net earnings, adjusted diluted earnings per share (EPS), margins, segment operating profit, total segment operating profit, earnings before interest and taxes (EBIT), earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted EBITDA, return on invested capital, adjusted economic value added, and operating cash flows before working capital. Some of these metrics are not defined by generally accepted accounting principles in the United States (GAAP) and should be considered in addition to, and not in lieu of, GAAP financial measures. For further information, see the “Non-GAAP Financial Measures” section below.

The Company’s financial results can vary significantly due to changes in factors such as fluctuations in energy prices, weather conditions, crop plantings, government programs and policies, trade policies, changes in global demand, general global economic conditions, changes in standards of living, global production of similar and competitive crops, and geopolitical developments. Due to the unpredictable nature of these and other factors, the Company undertakes no responsibility for updating any forward-looking information contained within this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Market Factors Influencing Operations, Results, and Comparability in the Three and Six Months Ended June 30, 2025

The Company is subject to a variety of market factors which affect the Company's operating results.

In the Ag Services and Oilseeds segment, increased global supplies of grains and oilseeds, higher projected ending stocks-to-use ratios, and trade policy uncertainty resulted in compressed margins and limited forward commitments by customers. Ag Services volumes in North America were impacted by a decrease in exports due to a large South American harvest, market trade uncertainties, including the absence of a milo export program with China, and a reduction in exportable surplus from Europe, Middle East, and Africa (EMEA), and India. In Crushing and Refined Products and Other (RPO), increased industry capacity pressured margins for North American soy and canola, while EMEA biodiesel margins were also low due to biofuel and trade policy uncertainty.

In the Carbohydrate Solutions segment, strong export demand for ethanol helped offset higher industry production, which helped minimize the imbalance between production and domestic demand. For Starches and Sweeteners, North America saw demand softness in the paper and corrugated markets. EMEA saw higher corn costs and increased competition.

In the Nutrition segment, Human Nutrition demand was mixed across food and beverage categories as affordability remains a primary concern for consumers. In Animal Nutrition, declining commodity markets continue to support feed ration commodities as well as additive markets.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Results of Operations

Earnings before income taxes decreased $317 million from $596 million to $279 million, primarily driven by asset impairment, exit, and restructuring costs pursuant to the Company’s portfolio optimization initiatives and the Company’s updated investment strategy for startup or development stage companies. While lower prices negatively impacted revenues and cost of products sold, gross profits were consistent when compared to the prior year quarter.

Total segment operating profit (a non-GAAP measure) decreased $95 million from $925 million to $830 million driven by lower results in the Ag Services and Oilseeds segment and the Carbohydrate Solutions segment. Total segment operating profit (a non-GAAP measure) in the three months ended June 30, 2025 excluded asset impairment, exit and restructuring costs, and net settlement contingencies of $224 million, a gain on contract termination of $69 million, and gains of sales of assets of $8 million. Total segment operating profit (a non-GAAP measure) in the three months ended June 30, 2024 excluded asset impairment charges of $7 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

Processed volumes by certain products for the three months ended June 30, 2025 and 2024 were as follows (in metric tons).

	Three Months Ended
	June 30,
(In thousands)	2025	2024	Change
Oilseeds	9,051	8,872	179
Corn	4,614	4,482	132

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The increase in processed oilseeds volumes in the current year quarter was primarily related to improved EMEA crush volumes due to improved utilization, in addition to higher volumes in South America due to increased plant reliability. The increase in processed corn volumes was primarily related to an increase in plant reliability and utilization in the current year quarter due to decreased unplanned plant downtime when compared to the prior year quarter.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues for the three months ended June 30, 2025 and 2024, were as follows (in millions):

	Three Months Ended
	June 30,
	2025	2024	Change
Ag Services and Oilseeds
Ag Services	$10,896	$11,746	$(850)
Crushing	2,629	2,850	(221)
Refined Products and Other	2,744	2,737	7
Total Ag Services and Oilseeds	16,269	17,333	(1,064)

Carbohydrate Solutions
Starches and Sweeteners	2,100	2,211	(111)
Vantage Corn Processors	692	683	9
Total Carbohydrate Solutions	2,792	2,894	(102)

Nutrition
Human Nutrition	1,161	1,061	100
Animal Nutrition	832	847	(15)
Total Nutrition	1,993	1,908	85

Total Segment Revenues	21,054	22,135	(1,081)

Other Business	112	113	(1)

Total Revenues	$21,166	$22,248	$(1,082)

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

Revenues decreased $1.1 billion to $21.2 billion driven by lower sales prices ($1.1 billion). Lower sales prices of soybeans, meal, and biodiesel were partially offset by higher sales volumes of soybeans and meal and higher sales prices of oils. Ag Services and Oilseeds revenues decreased 6% to $16.3 billion driven by lower sales prices ($1.1 billion), partially offset by higher sales volumes ($45 million). Carbohydrate Solutions revenues decreased 4% to $2.8 billion driven by lower sales prices ($97 million). Nutrition revenues increased 4% to $2.0 billion driven by higher sales prices ($29 million) and the benefit of a contract cancellation in Health and Wellness ($55 million).

Cost of products sold decreased $1.1 billion to $19.8 billion primarily driven by lower average commodity costs. Manufacturing expenses increased $58 million to $1.9 billion, driven by higher employee compensation costs, higher insurance costs and an increase in energy costs due to higher EMEA natural gas pricing, partially offset by lower maintenance expenses.

Gross profit decreased $26 million, or 2%, to $1.4 billion primarily driven by a decrease in margins of $92 million for Ag Services and Oilseeds, partially offset by a margin increase of $48 million in Nutrition.

Selling, general, and administrative (SG&A) expenses increased $4 million to $911 million, primarily driven by higher employee compensation costs and an increase in bad debt expense, partially offset by lower financing fees related to the Company’s accounts receivable securitization program and lower outside contract labor costs.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset impairment, exit, and restructuring costs increased $130 million to $137 million. Charges in the current year quarter were primarily driven by the Nutrition segment, which included $119 million of restructuring charges and $11 million of impairment expense related to a certain long-lived asset. Charges in the prior year quarter consisted of $7 million of impairments related to certain long-lived assets within the Carbohydrate Solutions and Nutrition segments.

Equity in earnings of unconsolidated affiliates decreased $18 million to $134 million driven by lower earnings from the Company’s investments in Hungrana Ltd, SoyVen, Stratas Foods, and Terminal de Grãos Ponta da Montanha S.A., partially offset by higher earnings from the Company’s investment in Wilmar International Limited (“Wilmar”).

Interest and investment (income) expense decreased $210 million to $70 million, primarily driven by revaluation losses, including impairment losses of $99 million and $88 million within Corporate and the Nutrition segment, respectively, in addition to lower interest income at ADM Investor Services due to lower interest rates.

Interest expense decreased $28 million to $159 million driven by lower interest rates at ADM Investor Services and decreased expense within Corporate driven by lower interest expense following favorable settlements of international tax audits.

Other income — net increased $43 million to $52 million driven by timing benefits associated with the receipt of a United States Department of Agriculture grant, gains on sales of certain assets, and benefits from termination of a supply agreement, partially offset by losses on sales of marketable securities.

Income tax expense decreased $53 million to $62 million. The Company’s effective tax rate for the quarter ended June 30, 2025 was 22.2% compared to 19.3% for the quarter ended June 30, 2024. The increase in the effective tax rate was primarily due to impairment losses, partially offset by the impact of discrete tax items.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment operating profit for the three months ended June 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended
	June 30,
	2025	2024	Change
Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$113	$122	$(9)
Crushing	33	132	(99)
Refined Products and Other	156	137	19
Wilmar	77	68	9
Total Ag Services and Oilseeds	$379	$459	$(80)

Carbohydrate Solutions
Starches and Sweeteners	$304	$323	$(19)
Vantage Corn Processors	33	34	(1)
Total Carbohydrate Solutions	$337	$357	$(20)

Nutrition
Human Nutrition	$92	$103	$(11)
Animal Nutrition	22	6	16
Total Nutrition	$114	$109	$5

In the Ag Services and Oilseeds segment, segment operating profit decreased 17%, driven by increased global supplies of grains and oilseeds, higher projected ending stocks-to-use ratios, and biofuel and trade policy uncertainty. The Ag Services subsegment had lower operating profit compared to the prior year quarter, driven primarily by lower Global Trade and South American Origination results, partially offset by improved North American Origination results. Global Trade had lower operating profits, largely due to lower trading volumes, partially related to trade policy uncertainty, as well as lower margins, due to lower commodity prices, negative freight timing, and currency impacts. South American Origination results were lower primarily due to lower volumes and margins from the temporary disruption at a key port facility in Brazil and currency impacts. North American origination results improved in the current year quarter due to higher margins and volumes, as well from a timing benefit associated with receiving $19 million in proceeds from a United States Department of Agriculture grant earlier this year. The Ag Services subsegment had approximately $10 million of net negative mark-to-market timing impacts during the quarter, compared to approximately $17 million of net positive impacts in the prior year quarter. The Crushing subsegment had lower operating profit versus the prior year quarter, driven by lower margins due to increased industry capacity. North America Crushing results were lower, as soy and canola margins were negatively impacted by lower oil demand stemming from biofuel and trade policy uncertainty, competitive meal exports from Argentina and higher manufacturing costs. The Crushing subsegment had approximately $21 million of net positive mark-to-market timing impacts during the quarter, compared to approximately $16 million of net positive impacts in the prior year quarter. The Refined Products and Other (RPO) subsegment operating profit was higher than the prior year quarter, as timing benefits offset lower vegetable oil demand and biofuel and trade policy uncertainty negatively impacted biodiesel margins in Europe and North America. Softer oil demand in North America and increased crush capacity also negatively impacted refining margins compared to the prior year quarter. RPO had approximately $28 million of net positive mark-to-market timing impacts during the quarter, compared to approximately $91 million of net negative impacts in the prior year quarter. Wilmar earnings increased by $9 million to $77 million in the current year quarter.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the Carbohydrate Solutions segment, segment operating profit decreased 6% compared to the prior year quarter. The Starches and Sweeteners subsegment operating profit was lower compared to the prior year quarter. In EMEA, lower Starches and Sweeteners volumes and margins were driven by higher corn costs due to crop quality issues. In North America, results were driven by higher liquid sweetener and corn co-products margins, offset by lower starch margins and volumes and lower wet mill ethanol margins. Global Wheat Milling margins and volumes improved relative to the prior year quarter, largely due to volume growth with key customers. The Vantage Corn Processors subsegment operating profit was in line with the prior year quarter, as improved risk management and higher ethanol volumes largely offset lower ethanol margins.

In the Nutrition segment, segment operating profit increased 5%. Human Nutrition results were down compared to the prior year quarter. Specialty Ingredients results were lower compared to the prior year quarter driven by higher raw material and insurance costs due to the recommissioning of operations at Decatur East. In Health and Wellness, results were lower, as reduced tolling margins due to a contract cancellation were partially offset by higher margins from Biotics and improved product mix. Flavors saw a significant increase in operating profit compared to prior year quarter due to an increase in sales among existing key customers across multiple product categories. Animal Nutrition operating profit was higher compared to the prior year quarter, driven by improved market conditions, leading to higher margins, and cost optimization efforts.

Other Business and Corporate Results

Other Business contribution of operating profit decreased 2%, from $96 million to $94 million, driven by lower net interest income in ADM Investor Services, partially offset by improved Captive insurance results driven by increased premiums and lower claim settlements.

Corporate results for the three months ended June 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended
	June 30,
	2025	2024	Change
Interest expense - net (1)	(112)	(128)	16
Unallocated corporate function costs	(294)	(292)	(2)
Revaluation losses, including impairment, and restructuring charges (2)	(99)	—	(99)
Other income - net	7	2	5
Total Corporate	$(498)	$(418)	$(80)

(1)Interest expense-net decreased, primarily driven by favorable settlements of international tax audits.
(2)Revaluation losses, including impairment, and restructuring charges increased, driven by revaluation and impairment losses on certain investments.

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

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025		2024
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	484		493
Net earnings and reported EPS (diluted)	$219	$0.45	$486	$0.98
Adjustments: (1)
(Gain) on sale of assets and businesses (net of tax of $2 million in 2025)	(6)	(0.01)	—	—
Impairment, exit, restructuring charges, and settlement contingencies (net of tax of $32 million in 2025 and $2 million in 2024)	291	0.60	5	0.01
Expenses related to acquisitions (net of tax of $1 million in 2024)	—	—	3	0.01
(Gain) on contract termination (net of tax of $17 million in 2025)	(52)	(0.11)	—	—
Certain discrete tax adjustments	—	—	14	0.03
Total adjustments	233	0.48	22	0.05
Adjusted net earnings and adjusted diluted EPS	$452	$0.93	$508	$1.03
(1) Tax effected using the U.S. and other applicable tax rates.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the three months ended June 30, 2025 and 2024 (in millions).

	Three Months Ended
	June 30,
	2025	2024
Net Earnings Attributable to Archer-Daniels-Midland Company	$219	$486
Net (losses) attributable to non-controlling interests	(2)	(5)
Income tax expense	62	115
Earnings Before Income Taxes	279	596
Interest expense (1)	116	135
Depreciation and amortization (2)	286	286
EBITDA	681	1,017
(Gain) on sales of assets and businesses	(8)	—
Impairment, exit, restructuring charges and settlement contingencies	323	7
(Gain) on contract termination	(69)	—
Expenses related to acquisitions	—	4
Railroad maintenance expenses	4	4
Adjusted EBITDA	$931	$1,032
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $5 million of accelerated depreciation recorded within restructuring charges as a specified item for the three months ended June 30, 2025.

The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the three months ended June 30, 2025 and 2024 (in millions).

	Three Months Ended
	June 30,
	2025	2024
Earnings Before Income Taxes	$279	$596
Other Business (earnings)	(94)	(96)
Corporate	498	418
Specified Items:
(Gain) on sale of assets and businesses	(8)	—
Impairment, exit, restructuring charges and settlement contingencies	224	7
(Gain) on contract termination	(69)	—
Total Segment Operating Profit	$830	$925

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Results of Operations

Earnings before income taxes decreased $849 million from $1.5 billion to $632 million, primarily driven by lower pricing and execution margins, asset impairment, exit, and restructuring costs pursuant to the Company’s portfolio optimization initiatives and the Company’s updated investment strategy for startup or development stage companies.

Total segment operating profit (a non-GAAP measure) decreased $544 million from $2.1 billion to $1.6 billion, primarily driven by lower results in the Ag Services and Oilseeds segment. Total segment operating profit (a non-GAAP measure) in the six months ended June 30, 2025 excluded impairment, exit, restructuring, and net settlement contingencies of $273 million, a gain on contract termination of $69 million, and gains of sales of assets of $8 million. Total segment operating profit (a non-GAAP measure) in the six months ended June 30, 2024 excluded asset impairment charges of $13 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

Processed volumes by product for the six months ended June 30, 2025 and 2024 were as follows (in metric tons).

	Six Months Ended
	June 30,
(In thousands)	2025	2024	Change
Oilseeds	18,142	18,259	(117)
Corn	9,195	8,890	305

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The decrease in processed oilseeds volumes was primarily related to lower North America crush volumes in the current year period due to planned plant downtime. The increase in processed corn volumes was primarily related to an increase in plant reliability and utilization in the current year period due to decreased unplanned plant downtime when compared to the prior year period.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues for the six months ended June 30, 2025 and 2024 were as follows (in millions):

	Six Months Ended
	June 30,
	2025	2024	Change
Ag Services and Oilseeds
Ag Services	$21,432	$22,943	$(1,511)
Crushing	5,267	6,177	(910)
Refined Products and Other	5,245	5,432	(187)
Total Ag Services and Oilseeds	31,944	34,552	(2,608)

Carbohydrate Solutions
Starches and Sweeteners	4,037	4,367	(330)
Vantage Corn Processors	1,325	1,210	115
Total Carbohydrate Solutions	5,362	5,577	(215)

Nutrition
Human Nutrition	2,159	2,025	134
Animal Nutrition	1,651	1,719	(68)
Total Nutrition	3,810	3,744	66

Total Segment Revenues	41,116	43,873	(2,757)

Other Business	225	222	3

Total Revenues	$41,341	$44,095	$(2,754)

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

Revenues decreased $2.8 billion to $41.3 billion driven by lower sales prices ($3.1 billion), partially offset by higher sales volumes ($319 million). Lower sales prices of meal, soybeans, and biodiesel and lower sales volumes of sorghum and wheat, were partially offset by higher sales volumes of corn, soybeans, and oils. Ag Services and Oilseeds revenues decreased 8% to $31.9 billion driven by lower sales prices ($2.8 billion), partially offset by higher sales volumes ($169 million). Carbohydrate Solutions revenues decreased 4% to $5.4 billion driven by lower sales prices ($258 million), partially offset by higher sales volumes ($44 million). Nutrition revenues increased 2% to $3.8 billion driven by higher sales volumes ($106 million) and the benefit of a contract cancellation in Health and Wellness ($55 million), partially offset by lower sales prices ($96 million).

Cost of products sold decreased $2.2 billion to $38.8 billion due principally to lower average commodity costs. Manufacturing expenses increased $171 million to $3.9 billion driven by higher employee compensation costs, an increase in energy costs due to higher EMEA natural gas pricing and higher grind at Carbohydrates Solutions facilities, higher insurance costs, and higher depreciation expenses.

Gross profit decreased $505 million, or 17%, to $2.6 billion driven by a decrease in margins of $543 million for Ag Services and Oilseeds, partially offset by a margin increase of $37 million in Nutrition.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, general, and administrative expenses decreased $15 million to $1.8 billion primarily driven by lower financing fees related to the Company’s accounts receivable securitization program, lower advertising costs, and lower outside contract labor costs, partially offset by higher employee compensation costs and bad debt expense.

Asset impairment, exit, and restructuring costs increased $150 million to $175 million. Charges in the current year period included $164 million of restructuring charges, primarily driven by $123 million and $27 million of charges within the Nutrition and Ag Services and Oilseeds segments, respectively, and $11 million of impairment expense related to certain long-lived assets within the Nutrition segment. Charges in the prior year period consisted of restructuring charges of $15 million, primarily driven by $12 million of charges within Corporate, and $10 million of impairments related to certain long-lived assets within the Carbohydrate Solutions and Nutrition segments.

Equity in earnings of unconsolidated affiliates decreased $86 million to $278 million driven by lower earnings from the Company’s investments in Wilmar and Hungrana Ltd, partially offset by higher earnings from the Company’s investment in Olenex Sarl.

Interest and investment income decreased $195 million to $68 million, primarily driven by revaluation losses, including impairment losses of $99 million and $88 million within Corporate and the Nutrition segment, respectively, in addition to lower interest income at ADM Investor Services due to lower interest rates. Charges in the prior year period consisted of revaluation losses, including impairment losses, of $16 million within Corporate.

Interest expense decreased $36 million to $317 million driven by lower interest rates at ADM Investor Services and decreased expense within Corporate driven by lower interest expense following favorable settlements of international tax audits.

Other income — net increased $36 million to $71 million driven by gains on sale of assets, benefits from termination of a supply agreement, timing benefits associated with the receipt of a United States Department of Agriculture grant, and foreign exchange gains, partially offset by provisions for contingent losses.

Income tax expense decreased $158 million to $123 million. The Company’s effective tax rate for the six months ended June 30, 2025 was 19.5% compared to 19.0% for the six months ended June 30, 2024. The increase in the effective tax rate was primarily due to impairment losses, partially offset by the impact of discrete tax items.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment operating profit for the six months ended June 30, 2025 and 2024 was as follows (in millions):

	Six Months Ended
	June 30,
	2025	2024	Change
Segment Operating Profit (1)
Ag Services and Oilseeds
Ag Services	$272	$354	$(82)
Crushing	79	445	(366)
Refined Products and Other	291	307	(16)
Wilmar	149	217	(68)
Total Ag Services and Oilseeds	$791	$1,323	$(532)

Carbohydrate Solutions
Starches and Sweeteners	$511	$584	$(73)
Vantage Corn Processors	65	21	44
Total Carbohydrate Solutions	$576	$605	$(29)

Nutrition
Human Nutrition	$168	$179	$(11)
Animal Nutrition	42	14	28
Total Nutrition	$210	$193	$17

(1) For the six months ended June 30, 2025, segment operating profit for the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments included a positive impact of timing-related adjustments for incentive compensation payouts of $45 million, $12 million, and $20 million, respectively. The offsetting adjustment of $77 million was recorded in Corporate with no net impact to the Consolidated Financial Statements.

In the Ag Services and Oilseeds segment, segment operating profit decreased 40%. The Ag Services subsegment had lower operating profit compared to the prior year period, primarily driven by lower Global Trade results due to lower margins due to negative freight timing and currency impacts. Ag Services results were further impacted by a decrease in margins and to a lesser extent volumes, primarily due to increased global supplies of grains and oilseeds, higher projected ending stocks-to-use ratios, and biofuel and trade policy uncertainty, the impact of certain export duties, and the temporary disruption at a key port facility in Brazil. These impacts were partially offset by productivity actions leading to decreased SG&A expenses, alongside improved transportation results. The Ag Services subsegment had approximately $40 million of net negative mark-to-market timing impacts during the current year period, compared to approximately $35 million of net positive impacts in the prior year period. The Crushing subsegment had lower operating profit versus the prior year period, driven by lower margins due to increased industry capacity, more competitive meal exports from Argentina, higher manufacturing costs, and lower vegetable oil demand due to biofuel and trade policy uncertainty. South America Crushing results were improved, driven by increased margins and volumes. The Crushing subsegment had approximately $25 million of net positive mark-to-market timing impacts during the current year period, compared to approximately $56 million of net positive impacts in the prior year period. The RPO subsegment operating profit was slightly lower than the prior year period, as lower vegetable oil demand and biofuel and trade policy uncertainty negatively impacted biodiesel and refining margins in Europe and North America. The RPO subsegment had approximately $32 million of net positive mark-to-market timing impacts during the current year period, compared to approximately $121 million of net negative impacts in the prior year period. Wilmar earnings were lower versus the prior year period.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the Carbohydrate Solutions segment, segment operating profit decreased 5% compared to the prior year period. The Starches and Sweeteners subsegment operating profit was lower compared to the prior year period. In North America, results were driven by lower starch margins and higher manufacturing costs, partially offset by improved liquid sweetener margins. In EMEA, results were driven by lower volumes and margins due to the competitive pricing environment. Global Wheat Milling margins improved due to higher wheat basis gains. The Vantage Corn Processors subsegment operating profit increased compared to the prior year period, driven by improved margins resulting from improved risk management and higher ethanol volumes.

In the Nutrition segment, segment operating profit decreased 9%. Human Nutrition results were lower compared to the prior year period. Specialty Ingredients results were lower compared to the prior year period driven by higher raw material and insurance costs due to the recommissioning of operations at Decatur East. In Health and Wellness, results were lower, as decreased margins, driven by certain negative valuation adjustments and reduced tolling margins due to a contract cancellation, were partially offset by higher Biotics margins. Flavors saw a significant increase in operating profit compared to prior year period, driven by higher volumes and margins due to an increase in sales among existing key customers across multiple product categories. Animal Nutrition operating profit was higher compared to the prior year period, driven by cost optimization efforts.

Other Business and Corporate Results

Other Business contribution of operating profit decreased 12%, from $217 million to $190 million driven by lower net interest income in ADM Investor Services.

Corporate results for the six months ended June 30, 2025 and 2024 were as follows (in millions):

	Six Months Ended
	June 30,
	2025	2024	Change
Interest expense — net (1)	$(212)	$(238)	26
Unallocated corporate function costs (2)	(647)	(596)	(51)
Revaluation losses, including impairment, and restructuring charges (3)	(104)	(12)	(92)
Other income — net (4)	24	2	22
Total Corporate	$(939)	$(844)	$(95)

(1)Interest expense - net decreased, primarily driven by favorable settlements of international tax audits, and higher interest income on certain tax receivables, partially offset by higher interest costs on outstanding debt.
(2)Unallocated corporate function costs increased, primarily driven by timing-related incentive compensation adjustments, partially offset by lower technological spend.
(3)Revaluation losses, including impairment, and restructuring charges increased, primarily driven by revaluation and impairment losses on certain investments.
(4)Other income - net increased, primarily driven by foreign exchange gains and an increase in earnings in affiliates.

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

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025		2024
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	484		503
Net earnings and reported EPS (diluted)	$514	$1.06	$1,215	$2.41
Adjustments: (1)
(Gain) on sale of assets and businesses (net of tax of $2 million in 2025)	(6)	(0.01)	—	—
Impairment, exit, restructuring charges, and settlement contingencies (net of tax of $43 million in 2025 and $2 million in 2024)	334	0.69	23	0.04
Expenses related to acquisitions (net of tax of $1 million in 2024)	—	—	3	0.01
(Gain) on contract termination (net of tax of $17 million in 2025)	(52)	(0.11)	—	—
Certain discrete tax adjustments	—	—	17	0.03
Total adjustments	276	0.57	43	0.08
Adjusted net earnings and adjusted diluted EPS	$790	$1.63	$1,258	$2.49
(1) Tax effected using the U.S. and other applicable tax rates.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the six months ended June 30, 2025 and 2024 (in millions).

	Six Months Ended
	June 30,
	2025	2024
Net Earnings Attributable to Archer-Daniels-Midland Company	$514	$1,215
Net (losses) attributable to non-controlling interests	(5)	(15)
Income tax expense	123	281
Earnings Before Income Taxes	632	1,481
Interest expense (1)	232	250
Depreciation and amortization (2)	570	566
EBITDA	1,434	2,297
(Gain) on sales of assets and businesses	(8)	—
Impairment, exit, restructuring charges and settlement contingencies	377	25
(Gain) on contract termination	(69)	—
Expenses related to acquisitions	—	4
Railroad maintenance expenses	4	4
Adjusted EBITDA	$1,738	$2,330
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $8 million of accelerated depreciation recorded within restructuring charges as a specified item for the six months ended June 30, 2025.

The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the six months ended June 30, 2025 and 2024 (in millions).

	Six Months Ended
	June 30,
	2025	2024
Earnings Before Income Taxes	$632	$1,481
Other Business (earnings)	(190)	(217)
Corporate	939	844
Specified Items:
(Gain) on sale of assets and businesses	(8)	—
Impairment, exit, restructuring charges and settlement contingencies	273	13
(Gain) on contract termination	(69)	—
Total Segment Operating Profit	$1,577	$2,121

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

At June 30, 2025, the Company’s capital resources included shareholders’ equity of $22.4 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.5 billion, of which $9.5 billion was unused. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs. At June 30, 2025, there was $721 million of commercial paper outstanding.

As of June 30, 2025, the Company had $1.1 billion of cash and cash equivalents, $421 million of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.0 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

As of June 30, 2025, the Company had total available liquidity of $10.5 billion comprised of cash and cash equivalents and unused lines of credit. The Company believes that cash flows from operations, cash and cash equivalents on hand, and unused lines of credit will be sufficient to meet its ongoing liquidity requirements for at least the next twelve months.

Operating Cash Flows

Cash provided by operating activities was $4.0 billion and $1.2 billion for the six months ended June 30, 2025 and 2024, respectively.

The increase in cash provided by operating activities was primarily driven by changes in net working capital, partially offset by lower earnings for the six months ended June 30, 2025. Changes in net working capital were driven by changes in segregated investments, payables to brokerage customers, inventory, trade receivables, and other current assets.

Segregated investments decreased $1,261 million compared to an increase of $261 million in the prior year period driven by business conditions and change in mix of investment portfolio.

Brokerage payables increased $708 million compared to a decrease of $390 million in the prior year period, driven by changes in customer balances in the brokerage business.

Inventories decreased $2.2 billion in the current year period compared to a decrease of $1.4 billion in the prior year period, reflecting improved management of volumes and current period commodity prices.

Trade receivables decreased by $197 million in the current period compared to an increase of $180 million in the prior year period, primarily driven by activity related to the Company’s securitization program and improved collections.

Other current assets increased by $41 million in the current period compared to a decrease of $628 million in the prior year period, primarily driven by the valuation of derivative contracts.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investing Cash Flows

Net cash used in investing activities was $391 million and $1.6 billion for the six months ended June 30, 2025 and 2024, respectively.

Net cash used in investing activities for the six months ended June 30, 2025 included additions to property, plant, and equipment of $596 million and a business acquisition, net of cash acquired, of $95 million, partially offset by proceeds from sales of marketable securities of $267 million.

Net cash used in investing activities for the six months ended June 30, 2024 included business acquisitions, net of cash acquired, of $936 million and additions to property, plant, and equipment of $690 million.

Financing Cash Flows

Net cash used in in financing activities was $1.6 billion and $661 million for the six months ended June 30, 2025 and 2024, respectively.

Net cash used in financing activities for the six months ended June 30, 2025 and June 30, 2024 included net (repayments) borrowings under short-term credit agreements of $(1.1) billion and $2.2 billion, respectively.

No share repurchases were made in the six months ended June 30, 2025. Share repurchases for the six months ended June 30, 2024 were $2.3 billion.

Dividends paid for the six months ended June 30, 2025 and 2024 were $495 million and $503 million, respectively.

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

As of June 30, 2025, the Company had 115 million remaining shares under its share repurchase program until December 31, 2029.

Accounts Receivable Securitization Program

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $3.0 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 15. Sale of Accounts Receivable within “Notes to Consolidated Financial Statements” included in Item 1 herein, “Consolidated Financial Statements” for further information). As of June 30, 2025, the Company had $780 million unused capacity of its facility under the Programs.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2025 and December 31, 2024 were $13.2 billion and $12.4 billion, respectively. As of June 30, 2025, the Company expects to make payments related to purchase obligations of $9.8 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the three months ended June 30, 2025.

Critical Accounting Estimates

There were no material changes in the Company’s critical accounting estimates during the three months ended June 30, 2025. For a description of the Company’s critical accounting estimates and assumptions used in the preparation of the Company’s financial statements, see Part II. Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II. Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ARCHER-DANIELS-MIDLAND COMPANY
CONTROLS AND PROCEDURES
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

In response to the material weakness referred to above, under the oversight of the Audit Committee of the Company's Board of Directors, the Company implemented changes to its internal control over financial reporting, related to the Company’s accounting practices and procedures for intersegment sales and to enhance the reliability of its financial statements with respect to the pricing and reporting of such sales. Specifically, the Company has (i) enhanced the Company’s procedures and accounting policies with respect to the measurement of intersegment sales and (ii) improved its documentation of the Company’s pricing guidelines for intersegment sales. In addition, the design and documentation of the execution of pricing and measurement controls for segment disclosure purposes and projected financial information used in impairment analyses have been enhanced. Further, training for relevant personnel on the measurement of intersegment sales and application of relevant accounting guidance to intersegment sales and segment disclosures has been provided and continues to be an integral part of the Company’s on-going annual training program.

As of the date of this filing, based on evidence validating the operational effectiveness of the Company’s new implemented controls, the Company has concluded that the previously disclosed material weakness has been fully remediated. Management will continue testing of these controls through the end of the fiscal year, at which time the internal controls will be evaluated by Management and Ernst & Young LLP in connection with the Company’s report on, and audit of, the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company is undertaking upgrades to its IT platforms and, in particular, certain of its enterprise resource planning (ERP) systems on a worldwide basis, which are expected to occur in phases over the next several years. The Company did not have any material changes to its IT platforms during the three months ended June 30, 2025.

Except for the changes described under "Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting", there have been no changes in internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the six months ended June 30, 2025, the Company completed the acquisition of Vandamme Hugaria Kft. As a result of the acquisition, the Company is in the process of reviewing the internal control structures of the business and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended June 30, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Under the Company’s current stock repurchase program, subject to applicable law, share repurchases may be made from time to time in open market transactions or privately negotiated transactions.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
April 1, 2025 to April 30, 2025	3,047	$44.53	—	114,764,049
May 1, 2025 to May 31, 2025	935	48.51	—	114,764,049
June 1, 2025 to June 30, 2025	478	48.10	—	114,764,049
Total	4,460	$45.75		114,764,049

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

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2025.

Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012

In fiscal 2025, ADM International Sarl (“ADMI”), a wholly-owned subsidiary of the Company, engaged CCIC Singapore PTE. Ltd. (“CCIC Singapore”) to provide inspection and fumigation-related services for certain agricultural commodities delivered to China between March 2025 and May 2025.

On May 13, 2025, the U.S. Department of Treasury Office of Foreign Assets Control (“OFAC”) designated CCIC Singapore as a Specially Designated Global Terrorist organization. At the time of OFAC’s designation, ADMI had invoices payable to CCIC Singapore for the aforementioned services provided, aggregating to $38,971. No payments have been made by the Company to CCIC Singapore since the OFAC’s designation, and the Company does not intend to continue its engagement with CCIC Singapore.

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

ARCHER-DANIELS-MIDLAND COMPANY
(Registrant)

Dated:	August 5, 2025	/s/ M. Patolawala
M. Patolawala
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)