Form 10-Q
period 2025-09-30
Archer-Daniels-Midland Co
filed 2025-11-04
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Common Stock, no par value – 480,569,735 shares
(October 27, 2025)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical or current fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” “goals,” “objectives,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results of operations, growth opportunities, operational improvements, changes to the margin environment, future demand, policy changes, global trade clarity, and pending litigation and investigations are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from those expressed or implied in the forward-looking statements, including, without limitation, (1) operational risks related to equipment failure, natural disasters, epidemics, pandemics, severe weather conditions, accidents, explosions, fires, cybersecurity incidents or other unexpected outages; (2) risks related to the availability and prices of agricultural commodities, agricultural commodity products, other raw materials and energy, including impacts from factors outside the Company’s control such as changes in market conditions, weather conditions, crop disease, plantings, climate change, competition and changes in global demand; (3) risks related to compliance with, and changes in, government programs, policies, laws, and regulations, including trade policies, tariffs, the U.S. federal government shutdown, sustainability regulatory compliance and reporting requirements, environmental regulations, tax laws and regulations, financial market regulations and biofuels policies and rules; (4) risks related to international conflicts, acts of terrorism or war, sanctions, maritime piracy and other geopolitical events or economic disruptions; (5) the outcome of pending, threatened and future legal proceedings, investigations and other contingencies, including the previously disclosed ongoing government investigations by the United States Securities and Exchange Commission and the Department of Justice; (6) risks and uncertainties relating to acquisitions, equity investments, joint ventures, integrations, divestitures, and other transactions; and (7) other risks, assumptions and uncertainties that are described in Item 1A, "Risk Factors" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as may be updated in subsequent Quarterly Reports on Form 10-Q. For these statements, the Company claims the protection of the safe harbor for forward-looking statements in the Private Securities Litigation Reform Act. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, the Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

ARCHER-DANIELS-MIDLAND COMPANY
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Revenues	$20,372	$19,937	$61,713	$64,032
Cost of products sold	19,102	18,572	57,893	59,612
Gross Profit	1,270	1,365	3,820	4,420

Selling, general, and administrative expenses	873	905	2,716	2,763
Asset impairment, exit, and restructuring costs	246	507	421	532
Equity in loss (earnings) of unconsolidated affiliates	41	(134)	(237)	(498)
Interest and investment (income) expense	(121)	(137)	(189)	(400)
Interest expense	153	174	470	527
Other (income) – net	(69)	(58)	(140)	(92)
Earnings Before Income Taxes	147	108	779	1,588

Income tax expense	37	90	160	370
Net Earnings Including Non-controlling Interests	110	18	619	1,218

Net earnings (loss) attributable to non-controlling interests	2	—	(3)	(15)

Net Earnings Attributable to Archer-Daniels-Midland Company	$108	$18	$622	$1,233

Average number of shares outstanding – basic	484	482	484	496
Average number of shares outstanding – diluted	484	483	484	497
Basic earnings per common share	$0.22	$0.04	$1.29	$2.49
Diluted earnings per common share	$0.22	$0.04	$1.29	$2.48
Dividends per common share	$0.51	$0.50	$1.53	$1.50

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net Earnings Including Non-controlling Interests	$110	$18	$619	$1,218

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	135	2	284	(255)
Tax effect	(4)	34	109	8
Net of tax amount	131	36	393	(247)

Deferred gain (loss) on hedging activities	67	3	3	(115)
Tax effect	(14)	8	(2)	25
Net of tax amount	53	11	1	(90)

Pension and other postretirement benefit liabilities adjustment	(1)	(8)	(15)	(15)
Tax effect	(1)	2	3	4
Net of tax amount	(2)	(6)	(12)	(11)

Unrealized (loss) on investments	—	—	(4)	(7)
Tax effect	—	—	—	(1)
Net of tax amount	—	—	(4)	(8)

Total other comprehensive income (loss), net of tax	182	41	378	(356)

Total comprehensive income	292	59	997	862

Less: Comprehensive income (loss) attributable to non-controlling interests	3	1	(2)	(18)

Comprehensive income attributable to Archer-Daniels-Midland Company	$289	$58	$999	$880

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2025	December 31, 2024
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,235	$611
Short-term marketable securities	—	246
Segregated cash and investments	8,426	7,212
Trade receivables - net	3,634	3,708
Inventories	8,700	11,572
Other current assets	4,437	4,369
Total Current Assets	26,432	27,718
Non-Current Assets
Investments in affiliates	5,205	5,276
Goodwill	4,764	4,509
Intangible assets	2,043	2,260
Right of use assets	1,326	1,358
Other non-current assets	1,056	1,313
Property, plant, and equipment, net	11,092	10,837
Total Non-Current Assets	25,486	25,553
Total Assets	$51,918	$53,271

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$246	$1,903
Current maturities of long-term debt	1,001	674
Trade payables	4,988	5,535
Payables to brokerage customers	9,651	7,772
Accrued expenses and other payables	3,070	3,730
Current lease liabilities	312	324
Total Current Liabilities	19,268	19,938
Long-Term Liabilities
Long-term debt	6,609	7,580
Deferred income taxes	1,136	1,268
Non-current lease liabilities	1,039	1,057
Other	1,114	997
Total Long-Term Liabilities	9,898	10,902

Temporary Equity - Redeemable non-controlling interest	250	253

Shareholders’ Equity
Common stock	3,291	3,223
Reinvested earnings	21,813	21,933
Accumulated other comprehensive (loss)	(2,610)	(2,988)
Non-controlling interests	8	10
Total Shareholders’ Equity	22,502	22,178
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$51,918	$53,271
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Cash flows from operating activities
Net earnings including non-controlling interests	$619	$1,218
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	874	854
Asset impairment charges	337	517
Deferred income taxes	(54)	(107)
Equity in earnings of unconsolidated affiliates, net of dividends	125	(151)
Stock compensation expense	93	74
Loss on asset sales / investment revaluation, net	103	9
Other – net	(10)	(73)
Changes in operating assets and liabilities
Segregated investments	113	(257)
Trade receivables	231	476
Inventories	3,165	1,233
Other current assets	(190)	745
Trade payables	(637)	(1,418)
Payables to brokerage customers	1,798	(249)
Accrued expenses and other payables	(802)	(403)
Net cash provided by operating activities	5,765	2,468
Cash flows from investing activities
Capital expenditures	(892)	(1,071)
Net assets of businesses acquired	(108)	(936)
Proceeds from sales of assets	78	31
Purchases of marketable securities	(11)	—
Proceeds from sales of marketable securities	276	—
Other – net	13	(26)
Net cash used in investing activities	(644)	(2,002)
Cash flows from financing activities
Long-term debt payments	(763)	(1)
Net (repayments) borrowings under lines of credit agreements	(1,666)	1,627
Share repurchases, net of tax	—	(2,327)
Cash dividends	(743)	(744)
Acquisition of non-controlling interest	(4)	—
Other – net	(21)	(20)
Net cash used in financing activities	(3,197)	(1,465)
Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	27	6
Increase (Decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,951	(993)
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	3,924	5,390
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$5,875	$4,397

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Equity Attributable to Archer-Daniels-Midland Company
	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance, June 30, 2025	480	$3,270	$21,952	$(2,792)	$8	$22,438
Comprehensive income
Net earnings			108		1	109
Other comprehensive income				182	—	182
Cash dividends paid - $0.51 per share			(248)			(248)
Share repurchases	—		1			1
Stock compensation expense	—	21				21
Stock option exercises, net of taxes	—	(3)			—	(3)
Other	—	3	—	—	(1)	2
Balance, September 30, 2025	480	$3,291	$21,813	$(2,610)	$8	$22,502

Balance, December 31, 2024	478	$3,223	$21,933	$(2,988)	$10	$22,178
Comprehensive income
Net earnings (loss)			622		(1)	621
Other comprehensive income				378	—	378
Cash dividends paid - $1.53 per share			(743)			(743)
Share repurchases	—		1			1
Stock compensation expense	2	93				93
Stock option exercises, net of taxes	—	(31)			—	(31)
Other	—	6	—	—	(1)	5
Balance, September 30, 2025	480	$3,291	$21,813	$(2,610)	$8	$22,502

Balance, June 30, 2024	478	$3,200	$21,828	$(2,880)	$11	$22,159
Comprehensive income
Net earnings			18		—	18
Other comprehensive income				40	1	41
Cash dividends paid - $0.50 per share			(240)			(240)
Stock compensation expense	—	(10)				(10)
Stock option exercises, net of taxes	—	18			—	18
Other	—	—	—	—	(2)	(2)
Balance, September 30, 2024	478	$3,208	$21,606	$(2,840)	$10	$21,984

Balance, December 31, 2023	513	$3,154	$23,465	$(2,487)	$13	$24,145
Comprehensive income (loss)
Net earnings			1,233		(15)	1,218
Other comprehensive loss				(353)	(3)	(356)
Cash dividends paid - $1.50 per share			(744)			(744)
Share repurchases	(37)		(2,348)			(2,348)
Stock compensation expense	2	74				74
Stock option exercises, net of taxes	—	(23)				(23)
Other	—	3	—	—	15	18
Balance, September 30, 2024	478	$3,208	$21,606	$(2,840)	$10	$21,984

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

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as of September 30, 2025 and 2024 (in millions).

	September 30,
	2025	2024
Cash and cash equivalents	$1,235	$784
Restricted cash and restricted cash equivalents (included in segregated cash and investments)	4,640	3,613
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,875	$4,397

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

Changes to the allowance for estimated uncollectible accounts were as follows (in millions).

	Three Months Ended September 30,
	2025	2024
Opening balance, July 1	$153	$194
Provisions (reversals), net	3	(21)
Write-offs against allowance	(6)	(4)
Recoveries and other	—	2
Closing balance, September 30	$150	$171

	Nine Months Ended September 30,
	2025	2024
Opening balance, January 1	$167	$215
Provisions (reversals), net	11	(28)
Write-offs against allowance	(33)	(20)
Recoveries and other	5	4
Closing balance, September 30	$150	$171

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value. In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.

The following table sets forth the Company’s inventories as of September 30, 2025 and December 31, 2024 (in millions).

	September 30, 2025	December 31, 2024
Raw materials and supplies (1)	$1,614	$1,922
Finished goods	2,281	2,689
Market inventories	4,805	6,961
Total inventories	$8,700	$11,572

(1) Includes work in process inventories which were not material as of September 30, 2025 and December 31, 2024.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cost method investments of $326 million and $439 million as of September 30, 2025 and December 31, 2024, respectively, were included in Other non-current assets in the Company’s Consolidated Balance Sheets.

Revaluation gains and losses, including impairment losses, are recorded in Interest and investment (income) expense in the Company’s Consolidated Statements of Earnings. During the nine months ended September 30, 2025, the Company recognized impairment losses of $187 million. Impairment losses are recognized when the Company identifies events or changes in circumstances that suggest the carrying amount of an investment might exceed its fair value. As of September 30, 2025, the lifetime cumulative amounts of upward and downward adjustments on cost method investments were $114 million and $263 million, respectively.

Investments in Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence.

The Company had a 22.5% share ownership in Wilmar International Limited (“Wilmar”) as of September 30, 2025 and December 31, 2024. The Company records its share of Wilmar’s financial results on a three-month lag basis, with the exception of transactions or events that occur during the intervening period that materially affect Wilmar’s financial position or results of operations. During the three months ended September 30, 2025, the Company recorded a charge related to its share of a penalty imposed on Wilmar by the September 25, 2025 decision of the Indonesian Supreme Court, on appeal by the Indonesian Attorney General’s Office. The Company recorded $163 million of losses in Equity in loss (earnings) of unconsolidated affiliates within the Consolidated Statement of Earnings, for the Ag Services and Oilseeds segment, presented as a specified item.

The Company’s investment in Wilmar had a carrying value of $3.7 billion as of September 30, 2025, and a market value of $3.1 billion based on the quoted Singapore Exchange market price, converted to U.S. dollars at the applicable exchange rate, at September 30, 2025. In accordance with its accounting policy, as of September 30, 2025, the Company evaluated several factors in its determination of whether an other-than-temporary impairment of its investment in Wilmar had occurred as of that date. This included consideration of the short duration of the carrying value being above Wilmar's stock price, the recent performance of Wilmar’s stock price as quoted on the Singapore Exchange, latest consensus analyst forecasts, Wilmar’s long history of earnings and dividends and the Company’s continued representation on Wilmar’s Board. The Company considers its investment in Wilmar a significant and strategic relationship and has the intent and ability to retain its investment in Wilmar for a period of time sufficient to allow for any anticipated recovery in market value. Based on the evaluation of the factors above, the Company does not consider the investment to be other-than temporarily impaired at September 30, 2025. The Company will continue to reassess its investment in Wilmar, which may result in the recognition of an other-than-temporary impairment in the future

As of September 30, 2025, the Company also held equity method investments in Pacificor (32.2%), SoyVen (50.0%), Hungrana Ltd (50.0%), Olenex (37.5%), Almidones Mexicanos S.A. de C.V. (50.0%), Vimison S.A. de C.V. (45.3%), Aston Foods and Food Ingredients (50.0%), Edible Oils Limited (50.0%), Stratas Foods LLC (50.0%), Red Star Yeast Company, LLC (40.0%), Terminal de Grãos Ponta da Montanha S.A. (50.0%), Gradable, LLC (50.0%), Plainsman Company, LLC (40.0%), LSCP, LLLP (22.1%), Dusial S.A. (42.8%), ADM Matsutani LLC (50%), Vitafort ZRT (34.3%), and Matsutani Singapore Pte. Ltd. (50%).

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property, Plant, and Equipment

The Company’s property, plant, and equipment consisted of the following as of September 30, 2025 and December 31, 2024 (in millions).

	September 30, 2025	December 31, 2024
Land	$606	$566
Buildings	6,385	6,143
Machinery and equipment	21,590	20,636
Construction in progress	1,347	1,553
	29,928	28,898
Accumulated depreciation	(18,836)	(18,061)
Property, Plant, and Equipment, Net	$11,092	$10,837

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

Changes to the Company's redeemable non-controlling interests for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended September 30,
	2025	2024
Opening balance, July 1	$249	$302
Net earnings attributable to redeemable non-controlling interests	1	—
Currency translation adjustments and other	—	(18)
Closing balance, September 30	$250	$284

	Nine Months Ended September 30,
	2025	2024
Opening balance, January 1	$253	$320
Net (loss) attributable to redeemable non-controlling interests	(2)	(15)
Currency translation adjustments and other	(1)	(21)
Closing balance, September 30	$250	$284

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Effective January 1, 2026, the Company will be required to adopt ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification (ASC) 606, Contracts with Customers. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements and related disclosures.

Effective January 1, 2027, the Company will be required to adopt ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands the scope of contracts that are excluded from derivative accounting to include certain non-exchange traded contracts. It also clarifies that the revenue guidance in ASC 606, Contracts with Customers, initially applies to share-based noncash consideration received from a customer for the transfer of goods or services. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements and related disclosures.

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

Effective January 1, 2028, the Company will be required to adopt ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods and providing new guidance on how to evaluate whether the probable-to-completion recognition threshold has been met. The amendments in this ASU can be applied on a prospective basis or retrospective basis upon adoption. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3.    Revenues

The following tables present revenue disaggregated by timing of recognition and major product lines for the three and nine months ended September 30, 2025 and 2024 (in millions).

	Three Months Ended September 30, 2025
	Topic 606 Revenue			Topic 815	Total
	Point in Time	Over Time	Total	Revenue (1)	Revenues
Ag Services and Oilseeds
Ag Services	$1,034	$187	$1,221	$9,055	$10,276
Crushing	130	—	130	2,450	2,580
Refined Products and Other	875	—	875	1,882	2,757
Total Ag Services and Oilseeds	2,039	187	2,226	13,387	15,613
Carbohydrate Solutions
Starches and Sweeteners	1,436	—	1,436	569	2,005
Vantage Corn Processors	729	—	729	—	729
Total Carbohydrate Solutions	2,165	—	2,165	569	2,734
Nutrition
Human Nutrition	1,067	—	1,067	—	1,067
Animal Nutrition	849	—	849	—	849
Total Nutrition	1,916	—	1,916	—	1,916

Total Segment Revenues	6,120	187	6,307	13,956	20,263
Other Business	109	—	109	—	109
Total Revenues	$6,229	$187	$6,416	$13,956	$20,372

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2024
	Topic 606 Revenue			Topic 815	Total
	Point in Time	Over Time	Total	Revenue (1)	Revenues
Ag Services and Oilseeds
Ag Services	$824	$249	$1,073	$8,580	$9,653
Crushing	97	—	97	2,772	2,869
Refined Products and Other	529	—	529	2,038	2,567
Total Ag Services and Oilseeds	1,450	249	1,699	13,390	15,089
Carbohydrate Solutions
Starches and Sweeteners	1,633	—	1,633	559	2,192
Vantage Corn Processors	716	—	716	—	716
Total Carbohydrate Solutions	2,349	—	2,349	559	2,908
Nutrition
Human Nutrition	1,004	—	1,004	—	1,004
Animal Nutrition	827	—	827	—	827
Total Nutrition	1,831	—	1,831	—	1,831

Total Segment Revenues	5,630	249	5,879	13,949	19,828
Other Business	109	—	109	—	109
Total Revenues	$5,739	$249	$5,988	$13,949	$19,937

	Nine Months Ended September 30, 2025
	Topic 606 Revenue			Topic 815	Total
	Point in Time	Over Time	Total	Revenue (1)	Revenues
Ag Services and Oilseeds
Ag Services	$2,895	$598	$3,493	$28,215	$31,708
Crushing	316	—	316	7,531	7,847
Refined Products and Other	2,622	—	2,622	5,380	8,002
Total Ag Services and Oilseeds	5,833	598	6,431	41,126	47,557
Carbohydrate Solutions
Starches and Sweeteners	4,359	—	4,359	1,683	6,042
Vantage Corn Processors	2,054	—	2,054	—	2,054
Total Carbohydrate Solutions	6,413	—	6,413	1,683	8,096
Nutrition
Human Nutrition	3,226	—	3,226	—	3,226
Animal Nutrition	2,500	—	2,500	—	2,500
Total Nutrition	5,726	—	5,726	—	5,726

Total Segment Revenues	17,972	598	18,570	42,809	61,379
Other Business	334	—	334	—	334
Total Revenues	$18,306	$598	$18,904	$42,809	$61,713

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

Note 4.    Acquisitions

On January 31, 2025, the Company acquired Vandamme Hugaria Kft (“Vandamme”), a 700 metric ton/day non-genetically modified crush and extraction facility based in Hungary for an aggregate cash consideration of $125 million. This acquisition adds capabilities to the Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments.

The aggregate cash consideration, net of $28 million cash acquired, was allocated as follows, subject to final measurement period adjustments (in millions).

Vandamme
Working capital, net of cash acquired	$24
Property, plant, and equipment	27
Goodwill	26
Other intangible assets(1)	23
Deferred tax liabilities	(3)
Aggregate cash consideration, net of cash acquired	$97
(1) Primarily represents customer lists with expected useful lives of 10 years to 18 years.

During the three months ended September 30, 2025, the Company recorded certain measurement period adjustments to its initial allocation of the purchase price related to the Vandamme acquisition. There was no impact on the Consolidated Statements of Earnings from measurement period adjustments.

Goodwill recorded in connection with the acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business. This goodwill is not expected to be deductible for tax purposes.

The Company’s Consolidated Statements of Earnings for the three and nine months ended September 30, 2025 includes the post-acquisition results of the acquired business which were immaterial.

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

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in millions).

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$2,389	$2,416	$4,805
Unrealized derivative gains:
Commodity contracts	—	420	539	959
Foreign currency contracts	—	133	—	133
Interest rate contracts	—	20	—	20
Cash equivalents	557	—	—	557
Segregated investments and restricted cash equivalents	1,623	—	—	1,623
Total Assets	$2,180	$2,962	$2,955	$8,097

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$306	$258	$564
Foreign currency contracts	—	238	—	238
Inventory-related payables	—	939	22	961
Total Liabilities	$—	$1,483	$280	$1,763

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

Unrealized Derivative Gains and Losses

Derivative contracts include exchange-traded commodity futures and options contracts, physical commodity purchase and sale contracts, and over-the-counter (OTC) instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies.

Substantially all of the Company’s exchange-traded commodity futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.

Fair value for physical commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. Market valuations for the Company’s physical commodity purchase and sale contracts are adjusted for location (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Level 3 Assets and Liabilities

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2025 (in millions).

	Assets			Liabilities
	September 30, 2025			September 30, 2025
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, July 1, 2025	$2,707	$596	$3,303	$41	$385	$426
Increase (decrease) in unrealized gains included in Cost of products sold	(340)	275	(65)	—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	7	162	169
Realized increases (decreases) included in Cost of products sold	(42)	—	(42)	(5)	—	(5)
Purchases	4,956	—	4,956	7	—	7
Sales	(4,499)	—	(4,499)	(28)	—	(28)
Settlements	—	(359)	(359)	—	(293)	(293)
Transfers into Level 3	415	42	457	—	8	8
Transfers out of Level 3	(781)	(15)	(796)	—	(4)	(4)
Closing balance, September 30, 2025	$2,416	$539	$2,955	$22	$258	$280

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2024 (in millions).

	Assets			Liabilities
	September 30, 2024			September 30, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, July 1, 2024	$2,546	$395	$2,941	$34	$367	$401
Increase (decrease) in unrealized gains included in Cost of products sold	221	215	436	—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	3	343	346
Realized increases (decreases) included in Cost of products sold	(313)	—	(313)	(6)	—	(6)
Purchases	4,174	—	4,174	8	—	8
Sales	(3,736)	—	(3,736)	(12)	—	(12)
Settlements	—	(288)	(288)	—	(251)	(251)
Transfers into Level 3	265	158	423	—	22	22
Transfers out of Level 3	(529)	(4)	(533)	—	(7)	(7)
Closing balance, September 30, 2024	$2,628	$476	$3,104	$27	$474	$501

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2025 (in millions).

	Assets			Liabilities
	September 30, 2025			September 30, 2025
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, January 1, 2025	$3,031	$427	$3,458	$88	$405	$493
Increase (decrease) in unrealized gains included in Cost of products sold	(1,273)	841	(432)	—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	11	617	628
Realized increases (decreases) included in Cost of products sold	(32)	—	(32)	(8)	—	(8)
Purchases	13,661	—	13,661	14	—	14
Sales	(12,945)	—	(12,945)	(83)	—	(83)
Settlements	—	(808)	(808)	—	(806)	(806)
Transfers into Level 3	1,534	191	1,725	—	62	62
Transfers out of Level 3	(1,560)	(112)	(1,672)	—	(20)	(20)
Closing balance, September 30, 2025	$2,416	$539	$2,955	$22	$258	$280

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2024 (in millions).

	Assets			Liabilities
	September 30, 2024			September 30, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, January 1, 2024	$2,713	$731	$3,444	$101	$457	$558
Increase (decrease) in unrealized gains included in Cost of products sold	512	788	1,300	—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	17	875	892
Realized increases (decreases) included in Cost of products sold	(515)	—	(515)	(26)	—	(26)
Purchases	11,600	—	11,600	10	—	10
Sales	(11,813)	—	(11,813)	(75)	—	(75)
Settlements	—	(1,077)	(1,077)	—	(823)	(823)
Transfers into Level 3	1,339	214	1,553	—	50	50
Transfers out of Level 3	(1,208)	(180)	(1,388)	—	(85)	(85)
Closing balance, September 30, 2024	$2,628	$476	$3,104	$27	$474	$501

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In some cases, the price components that result in differences between exchange-traded prices and local prices for inventories and physical commodity purchase and sale contracts are observable based upon available quotations for these pricing components, and in some cases, the differences are unobservable. These price components primarily include transportation costs and other adjustments required due to location, quality, or other contract terms. In the table below, these other adjustments are referred to as basis. The changes in unobservable price components are determined by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these unobservable price components.

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2025 and December 31, 2024. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.

	Weighted Average % of Total Price
	September 30, 2025		December 31, 2024
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Inventory-Related Payables
Basis	20.7%	17.0%	24.9%	31.3%
Transportation cost	10.5%	—%	10.8%	—%

Commodity Derivative Contracts
Basis	30.6%	37.4%	21.8%	23.4%
Transportation cost	22.8%	21.1%	10.8%	10.8%

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Derivatives Not Designated as Hedging Instruments

Derivatives, including exchange-traded contracts and physical commodity purchase or sale contracts, and inventories of certain merchandisable agricultural products, which include amounts acquired under deferred pricing contracts, are stated at fair value. Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2025 and December 31, 2024 (in millions).

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$133	$56	$272	$102
Commodity Contracts	959	564	828	760
Total	$1,092	$620	$1,100	$862

Changes in the fair value of foreign currency-related derivatives are recognized in the Consolidated Statements of Earnings as a component of Revenues, Cost of products sold, and Other (income) - net, depending on the purpose of the contract.

Changes in the fair value of commodity contracts are recognized in the Consolidated Statements of Earnings as a component of Cost of products sold.

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2025 and 2024 (in millions).

		Cost of	Other
		products	(income) -
	Revenues	sold	net	Total
Three Months Ended September 30, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(19)	$73	$4
Commodity Contracts	—	115	—
Total gain (loss) recognized in earnings	$(19)	$188	$4	$173

Three Months Ended September 30, 2024
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(7)	$20	$(63)
Commodity Contracts	—	(17)	—
Total gain (loss) recognized in earnings	$(7)	$3	$(63)	$(67)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Cost of	Other
		products	(income) -
	Revenues	sold	net	Total
Nine Months Ended September 30, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(65)	$304	$(154)
Commodity Contracts	—	513	—
Total gain (loss) recognized in earnings	$(65)	$817	$(154)	$598

Nine Months Ended September 30, 2024
Pre-tax gains (losses) on:
Foreign Currency Contracts	$11	$(197)	$(2)
Commodity Contracts	—	158	—
Total gain (loss) recognized in earnings	$11	$(39)	$(2)	$(30)

Derivatives Designated As Hedging Instruments

The Company had certain derivatives designated as cash flow, fair value, and net investment hedges as of September 30, 2025 and December 31, 2024.

Cash Flow Hedges

For derivative instruments that are designated and qualify as highly-effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flow that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive income (AOCI) and as an operating activity in the Consolidated Statements of Cash Flows, and is reclassified into earnings in the same line item affected by the hedged transaction in the same period or periods during which the hedged transaction affects earnings. Hedge components excluded from the assessment of effectiveness, if any, and gains and losses related to discontinued hedges are recognized in the Consolidated Statements of Earnings during the relevant period.

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

The Company uses exchange-traded futures and options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 59 million bushels of corn per month. During the past 12 months, the Company hedged between 13% and 30% of its monthly grind. At September 30, 2025, the Company had designated hedges representing between 1% and 23% of its anticipated monthly grind of corn for the next 12 months.

The Company uses exchange-traded futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses exchange-traded futures and options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and soybean oil sales at the designated facilities. At September 30, 2025, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and soybean oil sales at the designated facilities over the next 12 months.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses exchange-traded futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 39% and 59% of the anticipated monthly natural gas consumption at the designated facilities. At September 30, 2025, the Company had designated hedges representing between 6% and 38% of the anticipated monthly natural gas consumption over the next 12 months.

As of September 30, 2025 and December 31, 2024, the Company had after-tax losses of $19 million and $13 million, respectively, in AOCI related to these programs. The Company expects to recognize $19 million of the September 30, 2025 after-tax losses in its Consolidated Statements of Earnings during the next 12 months.

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

As of September 30, 2025 and December 31, 2024, the Company had pre-tax gains of $20 million and $5 million, respectively, in Other current assets related to interest rate swaps with an aggregate notional amount of $500 million. A corresponding offset to the underlying debt is recorded for the same amount, with no net impact to earnings.

Net Investment Hedges

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in foreign subsidiaries against changes in foreign currency exchange rates.

The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $447 million and $394 million as of September 30, 2025 and December 31, 2024, respectively, and foreign exchange forwards with an aggregate notional amount of $2.6 billion and $2.1 billion as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had net investment hedge related after-tax foreign exchange (losses) gains of $(162) million and $99 million, recorded within AOCI, respectively. These amounts are deferred in AOCI until the underlying investments are divested.

The Company had previously designated its €650 million outstanding long-term debt as a hedge of its net investment in a foreign subsidiary. This long-term debt matured in September 2025 and was paid in full in the three months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company had after-tax gains of $73 million and $251 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investment is divested.

Fair Value of Derivatives Designated as Hedging Instruments

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2025 and December 31, 2024 (in millions).

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Commodity Contracts	$—	$—	$3	$—
Foreign Currency Contracts	—	182	—	110
Interest Rate Contracts	20	—	5	—
Total	$20	$182	$8	$110

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the pre-tax losses on derivatives designated as hedging instruments that have been recognized in Cost of products sold in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2025 and 2024 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Pre-tax losses on:
Commodity Contracts	$(22)	$(49)	$(16)	$(52)

Note 7.    Other Current Assets

The following table sets forth the items in other current assets (in millions).

	September 30,	December 31,
	2025	2024
Unrealized gains on derivative contracts	$1,112	$1,108
Customer omnibus receivable	1,326	872
Margin deposits and grain accounts	504	516
Financing receivables - net	206	258
Insurance premiums receivable	96	76
Prepaid expenses	284	279
Tax receivables	521	539
Non-trade receivables	305	393
Other current assets	83	328
	$4,437	$4,369

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8.    Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables (in millions).

	September 30,	December 31,
	2025	2024
Unrealized losses on derivative contracts	$802	$972
Accrued compensation	414	346
Income tax payable	84	167
Other taxes payable	184	138
Insurance liabilities	135	172
Accrued interest payable	108	153
Other deferred income	110	156
Contract liabilities (1)	199	534
Other accruals and payables	1,034	1,092
	$3,070	$3,730
(1) Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Revenues recognized in the three and nine months ended September 30, 2025 from contract liabilities as of December 31, 2024 were $44 million and $524 million, respectively. Revenues recognized in the three and nine months ended September 30, 2024 from contract liabilities as of December 31, 2023 were $120 million and $355 million, respectively.

Note 9.    Debt and Financing Arrangements

At September 30, 2025 and December 31, 2024, the fair value of the Company’s long-term debt, excluding current portion, was $6.3 billion and $7.1 billion, respectively, as estimated using market values that utilize observable inputs, where available (a Level 2 measurement under applicable accounting standards), compared to a carrying value of $6.6 billion and $7.6 billion as of September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, the Company had lines of credit, including the accounts receivable securitization programs described in Note 15. Sale of Accounts Receivable, totaling $12.2 billion and $13.0 billion, respectively, of which $9.8 billion and $9.1 billion, respectively, was unused.

At each of September 30, 2025 and December 31, 2024, $5.1 billion of the Company’s total lines of credit supported the combined U.S. and European commercial paper borrowing programs. The weighted average interest rates on short-term borrowings outstanding at September 30, 2025 and December 31, 2024, were 4.6% and 4.7%, respectively. As of September 30, 2025 and December 31, 2024, there was $190 million and $1.7 billion of commercial paper outstanding, respectively.

Note 10.    Income Taxes

The Company’s effective tax rate was 25.2% and 20.5% for the three and nine months ended September 30, 2025, respectively, compared to 83.3% and 23.3% for the three and nine months ended September 30, 2024, respectively. The decrease in effective tax rates for the three and nine months ended September 30, 2025 compared to the prior year is primarily related to the recognition of the impairment of the Company’s investment in Wilmar and other discrete tax items specific to each period in the three and nine months ended September 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including the energy tax credit policy. The legislation has multiple effective dates between 2025 and 2027. The Company is evaluating the impact of the adoption of OBBBA, on future tax years, while the OBBA provision effective for 2025 have been considered in the current quarter and did not have a significant impact on the current year Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 11.    Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value. No preferred stock has been issued.

Treasury stock

At September 30, 2025 and December 31, 2024, the Company had approximately 235.5 million shares and 237.6 million shares, respectively, of its common shares in treasury. Treasury stock is recorded at cost with $4.7 billion at each of September 30, 2025 and December 31, 2024 as a reduction of common stock, and $2.3 billion at each of September 30, 2025 and December 31, 2024 as a reduction of reinvested earnings.

Repurchase Program

On December 11, 2024, the Company's Board of Directors approved a second extension of its existing stock repurchase program through December 31, 2029 and the repurchase of up to an additional 100 million shares under the extended program. As of September 30, 2025, the Company had 115 million shares remaining under its share repurchase program until December 31, 2029.

Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2025 and 2024 (in millions).

	Three Months Ended September 30, 2025
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2025	$(2,737)	$74	$(110)	$(19)	$(2,792)
Other comprehensive income (loss) before reclassifications	120	45	2	—	167
Gain (loss) on net investment hedges	15	—	—	—	15
Amounts reclassified from AOCI	—	22	(3)	—	19
Tax effect	(4)	(14)	(1)	—	(19)
Net of tax amount	131	53	(2)	—	182
Balance at September 30, 2025	$(2,606)	$127	$(112)	$(19)	$(2,610)

	Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$(2,999)	$126	$(100)	$(15)	$(2,988)
Other comprehensive income (loss) before reclassifications	744	(13)	(6)	(4)	721
Gain (loss) on net investment hedges	(460)	—	—	—	(460)
Amounts reclassified from AOCI	—	16	(9)	—	7
Tax effect	109	(2)	3	—	110
Net of tax amount	393	1	(12)	(4)	378
Balance at September 30, 2025	$(2,606)	$127	$(112)	$(19)	$(2,610)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2024
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2024	$(2,818)	$57	$(113)	$(6)	$(2,880)
Other comprehensive (loss) before reclassifications	143	(46)	(5)	—	92
Loss on net investment hedges	(142)	—	—	—	(142)
Amounts reclassified from AOCI	—	49	(3)	—	46
Tax effect	34	8	2	—	44
Net of tax amount	35	11	(6)	—	40
Balance at September 30, 2024	$(2,783)	$68	$(119)	$(6)	$(2,840)

	Nine Months Ended September 30, 2024
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2024	$(2,539)	$158	$(108)	$2	$(2,487)
Other comprehensive income (loss) before reclassifications	(219)	(167)	(6)	(7)	(399)
Gain (loss) on net investment hedges	(33)	—	—	—	(33)
Amounts reclassified from AOCI	—	52	(9)	—	43
Tax effect	8	25	4	(1)	36
Net of tax amount	(244)	(90)	(11)	(8)	(353)
Balance at September 30, 2024	$(2,783)	$68	$(119)	$(6)	$(2,840)

The following table sets forth the reclassifications out of AOCI related to deferred (gains) losses on cash flow hedging activities for the three and nine months ended September 30, 2025 and 2024 (in millions).

Affected line item in the Consolidated Statements of Earnings	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of products sold	$22	$48	$16	$52
Earnings before income tax	22	48	16	52
Income tax expense	(5)	(14)	(4)	(14)
Net earnings	$17	$34	$12	$38

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12.    Other Income – Net

The following table sets forth the items in Other income - net for the three and nine months ended September 30, 2025 and 2024 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Gains on sale of assets	$(47)	$—	$(74)	$(7)
Other – net	(22)	(58)	(66)	(85)
Other Income – Net	$(69)	$(58)	$(140)	$(92)

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

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, and the crushing and further processing of oilseeds such as soybeans and soft seeds (cottonseed, sunflower seed, canola, rapeseed, and flaxseed) into vegetable oils and protein meals. Oilseeds products produced and marketed by the segment include ingredients for food, feed, energy, and industrial customers. Crude vegetable oils produced by the segment’s crushing activities are sold “as is” to manufacturers of renewable green diesel and other customers or are further processed by refining, deodorizing, bleaching, and blending, as applicable, into salad oils. Salad oils are sold “as is” or are further processed by hydrogenating and/or interesterifying into margarine, shortening, and other food products. Partially refined oils are used to produce biodiesel and glycols or are sold to other manufacturers for use in chemicals, paints, and other industrial products. Oilseed protein meals are principally sold to third parties to be used as ingredients in commercial livestock and poultry feeds. The Ag Services and Oilseeds segment is also a major supplier of peanuts and peanut-derived ingredients to both the U.S. and export markets. In North America, cotton cellulose pulp is manufactured and sold to the chemical, paper, and other industrial markets. The Ag Services and Oilseeds segment’s grain sourcing, handling, and transportation network (including barge, ocean-going vessel, truck, rail, and container freight services) provides reliable and efficient services to the Company’s customers and agricultural processing operations. The Ag Services and Oilseeds segment also includes agricultural commodity and feed product import, export, and global distribution, and structured trade finance activities. The Company engages in various structured trade finance activities to leverage its global trade flows. This segment also includes the Company’s share of the results of its equity investments in Wilmar, Pacificor, LLC, SoyVen Holding BV, Olenex Holdings BV, Edible Oils Limited, Stratas Foods LLC, Terminal de Grãos Ponta da Montanha S.A., Gradable, LLC, and Plainsman Company, LLC.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Carbohydrate Solutions segment is engaged in corn and wheat wet and dry milling and other activities. The Carbohydrate Solutions segment converts corn and wheat into products and ingredients used in the food and beverage industry including sweeteners, corn and wheat starches, syrup, glucose, wheat flour, and dextrose. Dextrose and starch are used by the Carbohydrate Solutions segment as feedstocks in other downstream processes. By fermentation of dextrose, the Carbohydrate Solutions segment produces alcohol and other food and animal feed ingredients. Ethanol is produced by the Company for use in gasoline due to its ability to increase octane as an extender and oxygenate. Corn gluten feed and meal, as well as distillers’ grains, are produced for use as animal feed ingredients. Corn germ, a by-product of the wet milling process, is further processed into vegetable oil and protein meal. Other Carbohydrate Solutions products include citric acids which are used in various food and industrial products. The Carbohydrate Solutions segment is a leader in carbon capture and sequestration. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A. de C.V., Aston Foods and Food Ingredients, Red Star Yeast Company, LLC, and LSCP, LLP.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Information for the Three and Nine Months ended September 30, 2025 and 2024

The following tables present data by reportable segment (in millions).

	Three Months Ended September 30, 2025
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$15,613	$2,734	$1,916	$20,263
Other Business				109
Total consolidated revenue				$20,372

Less:
Cost of materials	14,238	1,700	1,181
Manufacturing costs	879	652	332
Selling, general, and administrative expenses	216	80	277
Other segment items (1)	(99)	(34)	(4)
Segment operating profit	$379	$336	$130	$845

Reconciliation of segment operating profit
Other Business				55
Corporate (2)				(532)
Specified items:
Gains on sales of assets and businesses				31
Impairment, exit, restructuring charges, and settlement contingencies				(89)
ADM's share of equity method investment penalty charge (3)				(163)
Earnings Before Income Taxes				$147

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense, and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

(2) Includes a $173 million impairment charge related to previously capitalized internal-use software, presented as a specified item. See Note 14. Asset Impairment, Exit, and Restructuring Costs for further information.

(3) Represents a charge recorded by the Company related to its share of a penalty imposed on Wilmar during the three months ended September 30, 2025. See Note 1. Basis of Presentation for further information.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2025
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$47,557	$8,096	$5,726	$61,379
Other Business				334
Total consolidated revenue				$61,713

Less:
Cost of materials	43,518	5,046	3,535
Manufacturing costs	2,626	1,977	977
Selling, general, and administrative expenses	631	245	839
Other segment items (1)	(388)	(84)	35
Segment operating profit	$1,170	$912	$340	$2,422

Reconciliation of segment operating profit
Other Business				245
Corporate (2)				(1,472)
Specified items:
Gains on sales of assets and businesses				39
Impairment, exit, restructuring charges, and settlement contingencies				(361)
Gain on contract termination				69
ADM's share of equity method investment penalty charge (3)				(163)
Earnings Before Income Taxes				$779

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

(2) Includes a $173 million impairment charge related to previously capitalized internal-use software, presented as a specified item. See Note 14. Asset Impairment, Exit, and Restructuring Costs for further information.

(3) Represents a charge recorded by the Company related to its share of a penalty imposed on Wilmar during the nine months ended September 30, 2025. See Note 1. Basis of Presentation for further information.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2024
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$15,089	$2,908	$1,831	$19,828
Other Business				109
Total consolidated revenue				$19,937

Less:
Cost of materials	13,680	1,815	1,160
Manufacturing costs	853	660	315
Selling, general, and administrative expenses	216	73	288
Other segment items (1)	(140)	(92)	(37)
Segment operating profit	$480	$452	$105	$1,037

Reconciliation of segment operating profit
Other Business				(17)
Corporate				(409)
Specified items:
Gains on sales of assets and businesses				1
Impairment, exit, restructuring charges, and settlement contingencies (2)				(504)
Earnings Before Income Taxes				$108

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates and other income/expense.

(2) Includes a $461 million impairment charge related to the Company’s investment in Wilmar.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2024
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$49,642	$8,484	$5,575	$63,701
Other Business				331
Total consolidated revenue				$64,032

Less:
Cost of materials	45,103	5,408	3,520
Manufacturing costs	2,529	1,940	925
Selling, general, and administrative expenses	677	243	877
Other segment items (1)	(470)	(164)	(45)
Segment operating profit	$1,803	$1,057	$298	$3,158

Reconciliation of segment operating profit
Other Business				200
Corporate				(1,254)
Specified items:
Gains on sales of assets and businesses				1
Impairment, exit, restructuring charges, and settlement contingencies (2)				(517)
Earnings Before Income Taxes				$1,588

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates and other income/expense.

(2) Includes a $461 million impairment charge related to the Company’s investment in Wilmar.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Intersegment sales
Ag Services and Oilseeds	$418	$463	$1,345	$1,320
Carbohydrate Solutions	223	247	629	680
Nutrition	16	23	48	55
Total intersegment sales	$657	$733	$2,022	$2,055

Depreciation expense
Ag Services and Oilseeds	$105	$94	$308	$280
Carbohydrate Solutions	75	77	225	229
Nutrition	42	40	117	113
Total segment depreciation expense	222	211	650	622
Other Business	2	2	7	7
Corporate	10	8	29	25
Total depreciation expense	$234	$221	$686	$654

Amortization expense
Ag Services and Oilseeds	$3	$3	$9	$10
Carbohydrate Solutions	1	1	4	4
Nutrition	39	40	117	120
Total segment amortization expense	43	44	130	134
Corporate	18	22	58	66
Total amortization expense	$61	$66	$188	$200

Interest and investment income (expense)
Ag Services and Oilseeds	$10	$14	$40	$35
Nutrition	—	—	(88)	—
Total segment interest and investment income (expense)	10	14	(48)	35
Other Business	109	115	306	357
Corporate	2	8	(69)	8
Total interest and investment income (expense)	$121	$137	$189	$400

Equity in (losses) earnings of unconsolidated affiliates
Ag Services and Oilseeds(1)	$(77)	$89	$142	$387
Carbohydrate Solutions	27	37	77	99
Nutrition	9	9	21	21
Total segment equity in (losses) earnings of unconsolidated affiliates	(41)	135	240	507
Corporate	—	(1)	(3)	(9)
Total equity in (losses) earnings of unconsolidated affiliates	$(41)	$134	$237	$498
(1) Includes the Company’s share of a penalty imposed on Wilmar for the three and nine months ended September 30, 2025. See Note 1. Basis of Presentation for further information.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14.    Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges for the three and nine months ended September 30, 2025 and 2024 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring and exit costs (1)	$73	$—	$237	$15
Impairment charge - goodwill and other intangible assets (2)	173	43	173	43
Impairment charge - other long-lived assets (3)	—	464	11	474
Total asset impairment, exit, and restructuring costs	$246	$507	$421	$532

(1)On February 4, 2025, the Company announced targeted actions expected to deliver in excess of $500 million of cost savings by fiscal 2029. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. Charges associated with these actions, as well as similar initiatives in prior periods, are reflected as restructuring charges. The three months ended September 30, 2025 included restructuring charges (primarily impairment of long-lived assets and employee termination benefits) of $67 million, $5 million and $1 million within the Nutrition segment, Ag Services and Oilseeds segment, and Corporate, respectively, presented as specified items. The nine months ended September 30, 2025 included restructuring charges (primarily impairment of long-lived assets, impairment of intangible assets, and employee termination benefits) of $190 million, $34 million, $5 million, and $8 million within the Nutrition segment, the Ag Services and Oilseeds segment, the Carbohydrate Solutions segment, and Corporate, respectively, presented as specified items. The nine months ended September 30, 2024 included restructuring charges of $3 million and $12 million within the Nutrition segment and Corporate, respectively, both presented as specified items.
(2)During the three and nine months ended September 30, 2025, the Company recognized an impairment charge of $173 million, related to previously capitalized internal-use software, within Corporate, presented as a specified item. During the three and nine months ended September 30, 2024, the Company recognized an impairment charge of $43 million related to certain discontinued trademarks, within Nutrition segment, presented as a specified item.

(3)During the nine months ended September 30, 2025, the Company recorded an impairment of $11 million related to a certain long-lived asset within the Nutrition segment, presented as a specified item. During the three and nine months ended September 30, 2024, the Company recorded an impairment of $461 million related to the Company’s investment in Wilmar, within the Ag Services and Oilseeds segment, presented as a specified item.

Note 15.    Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”). Under the First Program, certain U.S. originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.7 billion for the accounts receivable transferred. The First Program terminates on May 15, 2026, unless extended.

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S. originated trade accounts receivable are sold to a wholly-owned bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $1.3 billion (€1.1 billion) for the accounts receivables transferred. The Second Program terminates on May 19, 2026, unless extended.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under the First and Second Programs (collectively, the “Programs”), ADM Receivables and ADM Ireland Receivables use the cash proceeds from the transfer of receivables to the First Purchasers and Second Purchasers (collectively, the “Purchasers”) and other consideration, as applicable, to finance the purchase of receivables from the Company and the ADM subsidiaries originating the receivables. The Company accounts for these transfers as sales of accounts receivable. The Company acts as a servicer for the transferred receivables. At September 30, 2025 and December 31, 2024, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold.

As of September 30, 2025 and December 31, 2024, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s Consolidated Balance Sheets was $2.1 billion and $2.0 billion, respectively. Total receivables sold were $33.5 billion and $34.9 billion for the nine months ended September 30, 2025 and 2024, respectively. Cash collections from customers on receivables sold were $33.7 billion and $34.0 billion for the nine months ended September 30, 2025 and 2024, respectively. All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and the collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables. As of September 30, 2025 and December 31, 2024, receivables pledged as collateral to the Purchasers was $401 million and $693 million, respectively.

Transfers of receivables under the Programs resulted in an expense of $6 million and $42 million for the three and nine months ended September 30, 2025, respectively, and $22 million and $76 million for the three and nine months ended September 30, 2024, respectively, which are classified as Selling, general, and administrative expenses in the Consolidated Statements of Earnings.

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

Changes to the outstanding payment obligations were as follows (in millions).

	Nine Months Ended September 30,
	2025	2024
Opening balance, January 1	$222	$274
Obligations confirmed	699	799
Obligations paid	(639)	(780)
Closing balance, September 30	$282	$293

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

Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC and several other ethanol producers (collectively, “UWGP”) filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP appealed the dismissal to the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”). On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. The case was transferred back to the Central District of Illinois, and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal, and on January 12, 2024, the appellate court vacated the dismissal and remanded the case to the district court for further proceedings. On March 8, 2024, GP filed an amended complaint, which ADM moved to dismiss. On December 3, 2024, the court issued a decision on ADM’s motion to dismiss GP’s amended complaint, denying one ground for dismissal and certifying a question of law to the Nebraska Supreme Court before deciding the other ground. On July 18, 2025, the Seventh Circuit affirmed the dismissal of UWGP’s amended complaint. Following that decision, the district court ordered that ADM may file a renewed motion to dismiss MRE’s amended complaint. Separately, on September 26, 2025, UWGP filed a complaint against ADM in Wisconsin state court asserting one claim for tortious interference with contractual relations.

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

Also, as previously disclosed, beginning on March 29, 2024, purported stockholders of the Company filed a number of related derivative lawsuits against certain current and former officers and directors of the Company, seeking unspecified damages. The initial actions were consolidated in the U.S. District Court for the District of Delaware. Separately, on January 14, 2025, a purported stockholder served a litigation demand on the Company’s Board of Directors, demanding that legal proceedings be brought against certain current and former officers and directors of the Company. On March 28, 2025, this stockholder filed a derivative lawsuit in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against such current and former officers and directors of the Company (the “Litigation Demand Action”). Several other purported stockholders who did not make pre-suit demands filed additional derivative lawsuits in the Chancery Court of Delaware against certain current and former officers and directors of the Company, seeking unspecified damages; these actions have been consolidated in the Court of Chancery. The Litigation Demand Action was not included in the consolidation. On April 14, 2025, a purported stockholder filed a derivative lawsuit in the U.S. District Court for the Northern District of Illinois against certain current and former officers and directors of the Company, seeking unspecified damages; that action has been transferred to and consolidated with the action in the U.S. District Court for the District of Delaware. On July 3, 2025, a purported stockholder filed a lawsuit to compel inspection of ADM’s books and records. The Company is unable to predict the final outcome of these proceedings with any reasonable degree of certainty.

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

2025 Strategy

The Company’s goal is to continue to build and sustain long-term value for its shareholders and customers. The Company established the following priorities to help achieve its goal:

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

ADM has refined its digital strategy and is pivoting away from large global implementations and directing resources to prioritize regional, more agile projects. The Company is accelerating its data journey while continuing to invest the appropriate amount in cybersecurity and network and application resilience. As a result of this strategy adaptation, during the three months ended September 30, 2025, the Company recognized an impairment charge of $173 million related to previously capitalized internal-use software. See Part I. Item 1. Note 14. Asset Impairment, Exit, and Restructuring Costs for further information.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sustainability

For more than 120 years, ADM has built its business on the strength of agriculture, innovation, and responsible stewardship. Today, sustainability is a core driver of ADM’s growth strategy, powering innovation, improving resilience, and unlocking new value across the global food system. The crops that ADM turns into an expansive array of products depend on healthy soil, water and air, and as the Company looks to the future, it is advancing efforts that enable and support agriculture and farmers, drive innovation and long-term value, and protect and strengthen vital supply chains.

ADM is reimagining agriculture by scaling regenerative practices in partnership with farmers, supporting them with tools, insights, and financial incentives to help their operations thrive. ADM is innovating to meet growing demand for sustainably sourced, bio-based products, creating new market opportunities for farmers whose crops deliver health, transparency, and environmental benefits. The Company is modernizing its own operations to improve efficiency, enhance competitiveness, reduce emissions, and build a more resilient supply chain that starts on the farm.

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

•The launch in September 2025 of a joint venture with PYCO Industries, Inc., a leader in the local agricultural communities it serves, combining its and ADM’s Lubbock, Texas, cottonseed processing capabilities.

•The execution of a definitive agreement in September 2025 with Alltech Inc., a global leader in agriculture, to launch a North American animal feed joint venture to offer an industry-leading range of products and solutions for livestock, equine, backyard and leisure animals.

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

Material Weakness

As previously disclosed, the Company had identified a material weakness in the Company’s internal control over financial reporting related to its accounting practices and procedures for segment disclosures which has been remediated. For more information, see “Controls and Procedures” in Part I. Item 4 herein.

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

The Company measures its performance using key financial metrics including net earnings, adjusted diluted earnings per share (EPS), margins, segment operating profit, total segment operating profit, earnings before interest and taxes (EBIT), earnings before interest, taxes, depreciation, and amortization (EBITDA), and adjusted EBITDA. Some of these metrics are not defined by generally accepted accounting principles in the United States (GAAP) and should be considered in addition to, and not in lieu of, GAAP financial measures. For further information, see the “Non-GAAP Financial Measures” section below.

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

Market Factors Influencing Operations, Results, and Comparability in the Three and Nine Months Ended September 30, 2025

The Company is subject to a variety of market factors which affect the Company's operating results.

In the Ag Services and Oilseeds segment, increased global supplies of grains and oilseeds, higher projected ending stocks-to-use ratios, the deferral of U.S. biofuel policy, the evolving global trade landscape, and competitive meal exports from Argentina resulted in compressed margins. Ag Services volumes in North America were positively impacted by solid executions, including larger than expected corn exports on stronger European demand, despite headwinds of uncertainty and low water concerns. In Crushing and Refined Products and Other (RPO), increased industry seasonal downtime tightened stocks and supported meal values, and the deferral of U.S. biofuel and trade policy evolution negatively impacted biodiesel and refining margins.

In the Carbohydrate Solutions segment, solid domestic and export demand for ethanol along with lower industry production, helped improve the imbalance between production and domestic demand. For Starches and Sweeteners, North America saw demand softness in the sweeteners, paper, and corrugated markets. Europe, the Middle East, and Africa (EMEA) saw higher corn costs and increased competition.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the Nutrition segment, Human Nutrition continued to see growth trends in Flavors market as high value categories such as energy drinks and ready to drink beverages continue to perform strongly. Similarly, the Dietary Supplements market continues to grow in line with historical rates and shows expansion opportunities as customer acceptance of postbiotics (heat-stable version of probiotics) allows sales in a larger variety of segments (food and beverage). While tariffs and inflation continue to pose challenges to the Human Nutrition market, clean label and healthier categories are outpacing the broader industry. In Animal Nutrition, declining commodity prices continue to support feed ration commodities as well as additive markets.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Results of Operations

Earnings before income taxes was $147 million compared to $108 million in the prior year quarter. Results in the current year quarter were primarily driven by a decrease in impairment charges compared to the prior year quarter, partially offset by lower execution margins. The current year quarter included an impairment charge of $173 million, related to previously capitalized internal-use software, and $163 million of Wilmar International Limited (“Wilmar”) related penalty charges, compared to a $461 million impairment of the Company’s investment in Wilmar in the prior year quarter.

Total segment operating profit (a non-GAAP measure) decreased $192 million from $1.0 billion to $845 million driven by lower results in the Ag Services and Oilseeds segment and the Carbohydrate Solutions segment. Total segment operating profit (a non-GAAP measure) in the three months ended September 30, 2025 excluded specified items of $220 million that were primarily comprised of portfolio optimization and impairment charges, as well as the non-recurring penalty charge related to Wilmar. Total segment operating profit (a non-GAAP measure) in the three months ended September 30, 2024 excluded asset impairment charges of $504 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

Processed volumes by certain products for the three months ended September 30, 2025 and 2024 were as follows (in thousand metric tons).

	Three Months Ended
	September 30,
	2025	2024	Change
Oilseeds	8,803	8,410	393
Corn	4,666	4,943	(277)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The increase in processed oilseeds volumes in the current year quarter was primarily related to improved North America crush volumes due to improved utilization after the restoration of operations at the Company’s Decatur, Illinois facility, in addition to higher volumes in South America due to increased plant reliability. The decrease in processed corn volumes was primarily related to lower utilization in the current year quarter due to increased unplanned plant downtime when compared to the prior year quarter.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues for the three months ended September 30, 2025 and 2024, were as follows (in millions):

	Three Months Ended
	September 30,
	2025	2024	Change
Ag Services and Oilseeds
Ag Services	$10,276	$9,653	$623
Crushing	2,580	2,869	(289)
Refined Products and Other	2,757	2,567	190
Total Ag Services and Oilseeds	15,613	15,089	524

Carbohydrate Solutions
Starches and Sweeteners	2,005	2,192	(187)
Vantage Corn Processors	729	716	13
Total Carbohydrate Solutions	2,734	2,908	(174)

Nutrition
Human Nutrition	1,067	1,004	63
Animal Nutrition	849	827	22
Total Nutrition	1,916	1,831	85

Total Segment Revenues	20,263	19,828	435

Other Business	109	109	—

Total Revenues	$20,372	$19,937	$435

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

Revenues increased $435 million to $20.4 billion, driven by higher sales prices ($285 million) and higher sales volumes ($150 million). Higher sales prices of corn and oils were partially offset by lower sales prices of meal and soybeans. Higher sales volumes of soybeans were partially offset by lower sales volumes of corn, farming materials, sorghum and milo. Ag Services and Oilseeds revenues increased 3% to $15.6 billion, driven by higher sales prices ($320 million) and higher sales volumes ($203 million). Carbohydrate Solutions revenues decreased 6% to $2.7 billion, driven by lower sales prices ($111 million) and lower sales volumes ($62 million). Nutrition revenues increased 5% to $1.9 billion, driven by higher sales prices ($42 million) and foreign exchange gains ($34 million). Foreign exchange gains accounted for approximately $23 million of the increase in Human Nutrition revenue, and approximately $11 million of the increase in Animal Nutrition revenue.

Cost of products sold increased $530 million to $19.1 billion primarily driven by higher average commodity costs. Manufacturing expenses increased $23 million to $1.9 billion, driven by higher employee compensation costs and an increase in energy costs due to higher EMEA natural gas pricing, partially offset by lower maintenance expenses.

Gross profit decreased $95 million, or 7%, to $1.3 billion primarily driven by a decrease in margins of $85 million for Ag Services and Oilseeds and $51 million for Carbohydrate Solutions, partially offset by an increase in margins of $46 million in Nutrition.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, general, and administrative (SG&A) expenses decreased $32 million to $873 million, primarily driven by lower third party service costs, partially offset by higher employee compensation costs.

Asset impairment, exit, and restructuring costs decreased $261 million to $246 million. Charges in the current year quarter primarily consisted of an impairment charge of $173 million related to previously capitalized internal-use software within Corporate and $67 million of restructuring charges within the Nutrition segment. Charges in the prior year quarter included a $461 million impairment charge related to the Company’s investment in Wilmar, within the Ag Services and Oilseeds segment, and a $43 million impairment charge related to certain discontinued Animal Nutrition trademarks, within the Nutrition segment.

Equity in loss (earnings) of unconsolidated affiliates decreased $175 million to a loss of $41 million driven by lower earnings from the Company’s investments in Wilmar, due to the $163 million penalty charge, and in Almidones Mexicanos S.A. de C.V., Terminal de Grãos Ponta da Montanha S.A., and Stratas Foods, partially offset by higher earnings from the Company’s investment in Olenex.

Interest and investment income decreased $16 million to $121 million, primarily driven by lower interest income at ADM Investor Services due to lower interest rates.

Interest expense decreased $21 million to $153 million, driven by lower financing costs and lower interest rates.

Other income — net increased $11 million to $69 million, driven by gains on sales of certain assets, partially offset by lower foreign exchange gains.

Income tax expense decreased $53 million to $37 million. The Company’s effective tax rate for the quarter ended September 30, 2025 was 25.2% compared to 83.3% for the quarter ended September 30, 2024. The decrease in the effective tax rate for the three months ended September 30, 2025 compared to the prior year quarter is related to the recognition of the impairment of the Company’s investment in Wilmar in the prior year quarter and other discrete tax items specific to each period.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment operating profit for the three months ended September 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended
	September 30,
	2025	2024	Change
Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$190	$107	$83
Crushing	13	187	(174)
Refined Products and Other	120	124	(4)
Wilmar	56	62	(6)
Total Ag Services and Oilseeds	$379	$480	$(101)

Carbohydrate Solutions
Starches and Sweeteners	$293	$455	$(162)
Vantage Corn Processors	43	(3)	46
Total Carbohydrate Solutions	$336	$452	$(116)

Nutrition
Human Nutrition	$96	$86	$10
Animal Nutrition	34	19	15
Total Nutrition	$130	$105	$25

In the Ag Services and Oilseeds segment, segment operating profit decreased 21%. The Ag Services subsegment had higher operating profit compared to the prior year quarter, primarily driven by improved North America and South America Origination results. North American Origination results improved in the current year quarter due to strong corn exports. South American Origination results improved primarily due to lower costs related to logistics take-or-pay contracts, partially offset by the temporary disruption at a key port facility in Brazil. Global Trade results improved driven by higher ocean freight margins. The Ag Services subsegment had approximately $4 million of net positive mark-to-market timing impacts during the quarter, compared to approximately $50 million of net negative impacts in the prior year quarter. The Crushing subsegment had lower operating profit compared to prior year quarter, driven by lower soybean and canola crush margins in North America and EMEA and higher manufacturing costs. The prior year quarter benefitted from the receipt of $24 million of insurance proceeds for the partial settlement of the Decatur East and West insurance claims. The Crushing subsegment had approximately $41 million of net positive mark-to-market timing impacts during the quarter, compared to approximately zero of net impacts in the prior year quarter. The Refined Products and Other (RPO) subsegment operating profit decreased (3)% when compared to the prior year quarter, as U.S. biofuel and trade policy evolution negatively impacted biodiesel and refining margins in North America. RPO had approximately $8 million of net negative mark-to-market timing impacts during the quarter, compared to approximately $20 million of net negative impacts in the prior year quarter. Wilmar earnings decreased by $6 million to $56 million in the current year quarter.

In the Carbohydrate Solutions segment, segment operating profit decreased 26% compared to the prior year quarter. The Starches and Sweeteners subsegment operating profit was lower compared to the prior year quarter. In North America, results were driven by lower liquid sweetener and starch volumes and margins and lower wet mill ethanol margins. North American prior year quarter results benefitted from the receipt of $47 million of insurance proceeds for the partial settlement of the Decatur West insurance claims. In EMEA, lower Starches and Sweeteners volumes and margins were driven by persistent high corn costs due to crop quality issues. Global Wheat Milling margins and volumes were fairly stable relative to the prior year quarter. The Vantage Corn Processors subsegment operating profit was higher than the prior year quarter as improved ethanol volumes and margins were partially offset by certain mark-to-market positions.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the Nutrition segment, segment operating profit increased 24%. Human Nutrition subsegment operating profit was 12% higher compared to prior year quarter, mainly due to Flavors, which continued to see strong sales growth among multiple product categories. Health and Wellness results were also higher due to revenue and margin growth, led by the Biotics business, partially offset by reduced tolling margins due to a contract cancellation. Specialty Ingredients results were lower, with higher raw material and insurance costs due to the restoration of operations at the Company’s Decatur, Illinois facility. The prior year quarter also benefited from approximately $25 million of insurance proceed gains as compared to $9 million in the current year quarter. Animal Nutrition subsegment operating profit was 79% higher compared to the prior year quarter due to higher margin product mix, cost optimization, and progress with on-going portfolio streamlining initiatives.

Other Business and Corporate Results

Other Business contribution of operating profit increased from a loss of $17 million to a profit of $55 million, driven by improved Captive Insurance results driven by lower claim settlements.

Corporate results for the three months ended September 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended
	September 30,
	2025	2024	Change
Interest expense - net (1)	(98)	(113)	15
Unallocated corporate function costs (2)	(265)	(306)	41
Revaluation losses, including impairment, and restructuring charges (3)	(174)	—	(174)
Other income - net	5	10	(5)
Total Corporate	$(532)	$(409)	$(123)

(1)Interest expense - net decreased, primarily driven by lower balances of outstanding commercial paper and lower interest rates.
(2)Unallocated corporate function costs decreased, primarily driven by lower financing costs and select corporate function costs, partially offset by higher incentive compensation.
(3)Revaluation losses, including impairment, and restructuring charges includes an impairment charge related to previously capitalized internal-use software.

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

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025		2024
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	484		483
Net earnings and reported EPS (diluted)	$108	$0.22	$18	$0.04
Adjustments: (1)
(Gain) on sale of assets and businesses (net of tax of $7 million in 2025)	(24)	(0.05)	(1)	—
Impairment, exit, restructuring charges, and settlement contingencies (net of tax of $60 million in 2025 and $4 million in 2024)	201	0.41	500	1.03
ADM's share of equity method investment penalty charge	163	0.34	—	—
Certain discrete tax adjustments	—	—	13	0.02
Total adjustments	340	0.70	512	1.05
Adjusted net earnings and adjusted diluted EPS	$448	$0.92	$530	$1.09
(1) Tax effected using the U.S. and other applicable tax rates.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2025 and 2024 (in millions).

	Three Months Ended
	September 30,
	2025	2024
Net Earnings Attributable to Archer-Daniels-Midland Company	$108	$18
Net earnings attributable to non-controlling interests	2	—
Income tax expense	37	90
Earnings Before Income Taxes	147	108
Interest expense (1)	106	124
Depreciation and amortization (2)	295	288
EBITDA	548	520
(Gain) on sales of assets and businesses	(31)	(1)
Impairment, exit, restructuring charges and settlement contingencies	261	504
ADM's share of equity method investment penalty charge	163	—
Railroad maintenance expenses	12	28
Adjusted EBITDA	$954	$1,051
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $3 million of accelerated depreciation recorded within restructuring charges as a specified item for the three months ended September 30, 2025.

The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the three months ended September 30, 2025 and 2024 (in millions).

	Three Months Ended
	September 30,
	2025	2024
Earnings Before Income Taxes	$147	$108
Other Business (earnings) loss	(55)	17
Corporate	532	409
Specified Items:
(Gain) on sale of assets and businesses	(31)	(1)
Impairment, exit, restructuring charges and settlement contingencies	89	504
ADM's share of equity method investment penalty charge	163	—
Total Segment Operating Profit	$845	$1,037

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Results of Operations

Earnings before income taxes decreased $809 million from $1.6 billion to $779 million. Results in the current year period were primarily driven by lower pricing and execution margins. In the current year period, the Company recorded asset impairment, exit, and restructuring costs of $237 million, $187 million of impairments pursuant the Company’s updated investment strategy for startup or development stage companies, $173 million related to impairment of previously capitalized internal-use software, and $163 million of Wilmar related penalty charges. In the prior year period, the Company recorded a $461 million impairment of its investment in Wilmar and $43 million of asset impairment charges in Nutrition.

Total segment operating profit (a non-GAAP measure) decreased $736 million from $3.2 billion to $2.4 billion, primarily driven by lower results in the Ag Services and Oilseeds segment and the Carbohydrate Solutions segment. Total segment operating profit (a non-GAAP measure) in the nine months ended September 30, 2025 excluded specified items of $416 million that were primarily comprised of portfolio optimization and impairment charges, as well as the penalty charge related to Wilmar. Total segment operating profit (a non-GAAP measure) in the nine months ended September 30, 2024 excluded asset impairment charges of $517 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

Processed volumes by product for the nine months ended September 30, 2025 and 2024 were as follows (in thousand metric tons).

	Nine Months Ended
	September 30,
	2025	2024	Change
Oilseeds	26,944	26,669	275
Corn	13,861	13,833	28

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The increase in processed oilseeds volumes in the current year period was primarily related to improved North America crush volumes due to improved utilization after the restoration of operations at the Company’s Decatur, Illinois facility, in addition to higher volumes in South America due to increased plant reliability. The processed corn volumes were consistent year over year.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues for the nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Nine Months Ended
	September 30,
	2025	2024	Change
Ag Services and Oilseeds
Ag Services	$31,708	$32,597	$(889)
Crushing	7,847	9,046	(1,199)
Refined Products and Other	8,002	7,999	3
Total Ag Services and Oilseeds	47,557	49,642	(2,085)

Carbohydrate Solutions
Starches and Sweeteners	6,042	6,559	(517)
Vantage Corn Processors	2,054	1,925	129
Total Carbohydrate Solutions	8,096	8,484	(388)

Nutrition
Human Nutrition	3,226	3,029	197
Animal Nutrition	2,500	2,546	(46)
Total Nutrition	5,726	5,575	151

Total Segment Revenues	61,379	63,701	(2,322)

Other Business	334	331	3

Total Revenues	$61,713	$64,032	$(2,319)

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

Revenues decreased $2.3 billion to $61.7 billion, driven by lower sales prices ($2.4 billion), partially offset by higher sales volumes ($102 million). Lower sales prices of meal and soybeans were partially offset by higher sales prices of corn. Higher sales volumes of soybeans and oils were partially offset by lower sales volumes of sorghum and milo and wheat. Ag Services and Oilseeds revenues decreased 4% to $47.6 billion, driven by lower sales prices ($2.1 billion). Carbohydrate Solutions revenues decreased 5% to $8.1 billion, driven by lower sales prices ($342 million). Nutrition revenues increased 3% to $5.7 billion, driven by higher sales volumes ($103 million) and the benefit of a contract cancellation in Health and Wellness ($55 million).

Cost of products sold decreased $1.7 billion to $57.9 billion, primarily driven by lower average commodity costs. Manufacturing expenses increased $194 million to $5.8 billion driven by higher employee compensation costs and EMEA energy costs.

Gross profit decreased $600 million, or 14%, to $3.8 billion driven by a decrease in margins of $628 million for Ag Services and Oilseeds and $64 million for Carbohydrate Solutions, partially offset by an increase in margins of $83 million in Nutrition.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, general, and administrative expenses decreased $47 million to $2.7 billion primarily driven by lower third party service costs, partially offset by higher employee compensation costs.

Asset impairment, exit, and restructuring costs decreased $111 million to $421 million. Charges in the current year period included $237 million of restructuring charges, primarily driven by $190 million and $34 million of charges within the Nutrition segment and the Ag Services and Oilseeds segment, respectively, and an impairment charge of $173 million, related to previously capitalized internal-use software, within Corporate. Charges in the prior year period included a $461 million impairment charge related to the Company’s investment in Wilmar within the Ag Services and Oilseeds segment, a $43 million impairment charge related to certain discontinued Animal Nutrition trademarks within the Nutrition segment, and $12 million of restructuring costs within Corporate.

Equity in earnings of unconsolidated affiliates decreased $261 million to $237 million driven by lower earnings from the Company’s investments in Wilmar, reflecting the $163 million penalty charge, and in Terminal de Grãos Ponta da Montanha S.A., Hungrana Ltd, and Almidones Mexicanos S.A. de C.V., partially offset by higher earnings from the Company’s investment in Olenex.

Interest and investment income decreased $211 million to $189 million, driven by revaluation losses, including impairment losses of $99 million and $88 million within Corporate and the Nutrition segment, respectively, in addition to lower interest income at ADM Investor Services due to lower interest rates. Prior year period results were driven by a revaluation loss related to an investment in alternative protein and precision fermentation and lower interest rates for ADM Investor Services, partially offset by higher interest income within Corporate driven by higher interest rates and balances within money-market accounts.

Interest expense decreased $57 million to $470 million driven by decreased expense within Corporate driven by lower financing costs and favorable settlements of international tax audits, and lower interest rates at ADM Investor Services.

Other income — net increased $48 million to $140 million driven by gains on sale of assets and benefits from termination of a supply agreement, partially offset by lower foreign exchange gains and provisions for contingent losses.
Income tax expense decreased $210 million to $160 million. The Company’s effective tax rate for the nine months ended September 30, 2025 was 20.5% compared to 23.3% for the nine months ended September 30, 2024. The decrease in the effective tax rate for the nine months ended September 30, 2025 compared to the prior year period is related to the recognition of the impairment of the Company’s investment in Wilmar in the prior year and other discrete tax items specific to each period.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment operating profit for the nine months ended September 30, 2025 and 2024 was as follows (in millions):

	Nine Months Ended
	September 30,
	2025	2024	Change
Segment Operating Profit (1)
Ag Services and Oilseeds
Ag Services	$462	$461	$1
Crushing	93	632	(539)
Refined Products and Other	410	431	(21)
Wilmar	205	279	(74)
Total Ag Services and Oilseeds	$1,170	$1,803	$(633)

Carbohydrate Solutions
Starches and Sweeteners	$804	$1,039	$(235)
Vantage Corn Processors	108	18	90
Total Carbohydrate Solutions	$912	$1,057	$(145)

Nutrition
Human Nutrition	$263	$265	$(2)
Animal Nutrition	77	33	44
Total Nutrition	$340	$298	$42

(1) For the nine months ended September 30, 2025, segment operating profit for the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments included a positive impact of timing-related adjustments for incentive compensation payouts of $45 million, $12 million, and $20 million, respectively. The offsetting adjustment of $77 million was recorded in Corporate with no net impact to the Consolidated Financial Statements.

In the Ag Services and Oilseeds segment, segment operating profit decreased 35%. The Ag Services subsegment had similar operating profit compared to the prior year period. Global Trade results decreased driven by lower margins due to negative freight timing and weaker trading results. Ag Services results were further impacted by a decrease in volumes, the impact of certain export duties, and the temporary disruption at a key port facility in Brazil. These impacts were partially offset by North America Origination with improved results due to a strong corn exports, lower costs related to logistics take-or-pay contracts that negatively impacted the prior year period, productivity actions leading to decreased expenses, and improved Transportation results. The Ag Services subsegment had approximately $36 million of net positive mark-to-market timing impacts during the current year period, compared to approximately $15 million of net negative impacts in the prior year period. The Crushing subsegment had lower operating profit versus the prior year period, driven by lower soy and canola crush margins in North America and EMEA and higher manufacturing costs. South America Crushing results improved, driven by increased margins and volumes. The Crushing subsegment had approximately $66 million of net positive mark-to-market timing impacts during the current year period, compared to approximately $24 million of net positive impacts in the prior year period. The RPO subsegment operating profit was slightly lower than the prior year period, as lower vegetable oil demand and biofuel and trade policy evolution negatively impacted biodiesel and refining margins in Europe and North America. The RPO subsegment had approximately $24 million of net positive mark-to-market timing impacts during the current year period, compared to approximately $142 million of net negative impacts in the prior year period. Wilmar earnings decreased by $74 million to $205 million in the current year period.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the Carbohydrate Solutions segment, segment operating profit decreased 14% compared to the prior year period. The Starches and Sweeteners subsegment operating profit was lower compared to the prior year period. In North America, results were driven by lower ethanol and starch margins and higher manufacturing costs. North American prior year period results benefitted from the receipt of $47 million of insurance proceeds for the partial settlement of the Decatur West insurance claims. In EMEA, results were driven by lower volumes and margins due to the competitive pricing environment and crop quality issues. Global Wheat Milling margins improved due to higher wheat basis gains. The Vantage Corn Processors subsegment operating profit increased compared to the prior year period, driven by improved margins resulting from improved risk management and higher ethanol volumes.

In the Nutrition segment, segment operating profit increased 14%. Human Nutrition results were fairly consistent relative to the prior year period. Specialty Ingredients results were lower compared to the prior year period driven by higher raw material and insurance costs due to the restoration of operations at the Company’s Decatur, Illinois facility. The prior year period also benefited from approximately $25 million of insurance proceed gains as compared to $9 million in the current year period. In Health and Wellness, results were lower, as decreased margins, driven by certain negative valuation adjustments and reduced tolling margins due to a contract cancellation, were partially offset by higher Biotics margins. Flavors saw a significant increase in operating profit compared to prior year period, driven by higher volumes and margins due to an increase in sales among existing key customers across multiple product categories. Animal Nutrition operating profit was 133% higher compared to the prior year period, driven by cost optimization efforts and improved margins due to higher margin product mix.

Other Business and Corporate Results

Other Business contribution of operating profit increased 23%, from $200 million to $245 million, driven by improved Captive Insurance results due to lower claim settlements, partially offset by lower net interest income in ADM Investor Services due to lower interest rates.

Corporate results for the nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Nine Months Ended
	September 30,
	2025	2024	Change
Interest expense — net (1)	$(311)	$(351)	40
Unallocated corporate function costs (2)	(912)	(903)	(9)
Expenses related to acquisitions	—	(4)	4
Revaluation losses, including impairment, and restructuring charges (3)	(278)	(12)	(266)
Other income — net (4)	29	16	13
Total Corporate	$(1,472)	$(1,254)	$(218)

(1)Interest expense - net decreased, primarily driven by reduced reliance on external credit facilities and reduced short-term borrowings, partially offset by higher average balances on the commercial paper program and absence of prior period interest cost on tax settlement.
(2)Unallocated corporate function costs increased, primarily driven by higher incentive compensation adjustments, partially offset by lower financing costs and select corporate function costs.
(3)Revaluation losses, including impairment, and restructuring charges includes an impairment charge related to previously capitalized internal-use software and impairment losses on certain investments.
(4)Other income - net increased, primarily driven by timing of railroad maintenance expenses.

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

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025		2024
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	484		497
Net earnings and reported EPS (diluted)	$622	$1.29	$1,233	$2.48
Adjustments: (1)
(Gain) on sale of assets and businesses (net of tax of $9 million in 2025)	(30)	(0.06)	(1)	—
Impairment, exit, restructuring charges, and settlement contingencies (net of tax of $103 million in 2025 and $6 million in 2024)	535	1.10	523	1.06
ADM's share of equity method investment penalty charge	163	0.34	—	—
Expenses related to acquisitions (net of tax of $1 million in 2024)	—	—	3	0.01
(Gain) on contract termination (net of tax of $17 million in 2025)	(52)	(0.11)	—	—
Certain discrete tax adjustments	—	—	30	0.06
Total adjustments	616	1.27	555	1.13
Adjusted net earnings and adjusted diluted EPS	$1,238	$2.56	$1,788	$3.61
(1) Tax effected using the U.S. and other applicable tax rates.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2025 and 2024 (in millions).

	Nine Months Ended
	September 30,
	2025	2024
Net Earnings Attributable to Archer-Daniels-Midland Company	$622	$1,233
Net (losses) attributable to non-controlling interests	(3)	(15)
Income tax expense	160	370
Earnings Before Income Taxes	779	1,588
Interest expense (1)	338	375
Depreciation and amortization (2)	865	854
EBITDA	1,982	2,817
(Gain) on sales of assets and businesses	(39)	(1)
Impairment, exit, restructuring charges and settlement contingencies	638	529
ADM's share of equity method investment penalty charge	163	—
(Gain) on contract termination	(69)	—
Expenses related to acquisitions	—	4
Railroad maintenance expenses	16	32
Adjusted EBITDA	$2,692	$3,381
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $11 million of accelerated depreciation recorded within restructuring charges as a specified item for the nine months ended September 30, 2025.

The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the nine months ended September 30, 2025 and 2024 (in millions).

	Nine Months Ended
	September 30,
	2025	2024
Earnings Before Income Taxes	$779	$1,588
Other Business (earnings)	(245)	(200)
Corporate	1,472	1,254
Specified Items:
(Gain) on sale of assets and businesses	(39)	(1)
Impairment, exit, restructuring charges and settlement contingencies	361	517
(Gain) on contract termination	(69)	—
ADM's share of equity method investment penalty charge	163	—
Total Segment Operating Profit	$2,422	$3,158

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

At September 30, 2025, the Company’s capital resources included shareholders’ equity of $22.5 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.2 billion, of which $9.8 billion was unused. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs. At September 30, 2025, there was $190 million of commercial paper outstanding.

As of September 30, 2025, the Company had $1.2 billion of cash and cash equivalents, $629 million of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.6 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

As of September 30, 2025, the Company had total available liquidity of $11.0 billion comprised of cash and cash equivalents and unused lines of credit. The Company believes that cash flows from operations, cash and cash equivalents on hand, and unused lines of credit will be sufficient to meet its ongoing liquidity requirements for at least the next twelve months.

Operating Cash Flows

Cash provided by operating activities was $5.8 billion and $2.5 billion for the nine months ended September 30, 2025 and 2024, respectively.

The increase in cash provided by operating activities was primarily driven by changes in operating assets and liabilities, partially offset by lower earnings for the nine months ended September 30, 2025. Changes in net working capital were driven by changes in segregated investments, payables to brokerage customers, inventory, trade payables, and other current assets.

Segregated investments decreased $113 million in the current year period compared to an increase of $257 million in the prior year period, driven by business conditions and change in mix of investment portfolio.

Brokerage payables increased $1.8 billion in the current year period compared to a decrease of $249 million in the prior year period, driven by changes in customer balances in the brokerage business due to changes in business conditions.

Inventories decreased $3.2 billion in the current year period compared to a decrease of $1.2 billion in the prior year period, largely driven by the Company’s sharpening of its inventory management practices.

Trade payables decreased by $637 million in the current year period compared to a decrease of $1.4 billion in the prior year period, primarily driven by changing market conditions and improved payment terms.

Other current assets increased by $190 million in the current year period compared to a decrease of $745 million in the prior year period, primarily driven by changes in ADM Investor Services customer related receivables and the valuation of derivative contracts.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investing Cash Flows

Net cash used in investing activities was $644 million and $2.0 billion for the nine months ended September 30, 2025 and 2024, respectively.

Net cash used in investing activities for the nine months ended September 30, 2025 included additions to property, plant, and equipment of $892 million and business acquisitions, net of cash acquired, of $108 million, partially offset by proceeds from sales of marketable securities of $276 million and proceeds from the sale of assets of $78 million.

Net cash used in investing activities for the nine months ended September 30, 2024 included business acquisitions, net of cash acquired, of $936 million and additions to property, plant, and equipment of $1.1 billion.

Financing Cash Flows

Net cash used in financing activities was $3.2 billion and $1.5 billion for the nine months ended September 30, 2025 and 2024, respectively.

In the three and nine months ended September 30, 2025, the Company repaid in full €650 million of 1.000% notes, previously included within Current maturities of long-term debt. Net cash used in financing activities for the nine months ended September 30, 2025 and September 30, 2024 also included net (repayments) borrowings under short-term credit agreements of $(1.7) billion and $1.6 billion, respectively.

No share repurchases were made in the nine months ended September 30, 2025. Share repurchases for the nine months ended September 30, 2024 were $2.3 billion.

Dividends paid for the nine months ended September 30, 2025 and 2024 were $743 million and $744 million, respectively.

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

As of September 30, 2025, the Company had 115 million remaining shares under its share repurchase program until December 31, 2029.

Accounts Receivable Securitization Programs

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $3.0 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 15. Sale of Accounts Receivable within “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for further information). As of September 30, 2025, the Company had $866 million unused capacity of its facility under the Programs.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2025 and December 31, 2024 were $13.2 billion and $12.4 billion, respectively. As of September 30, 2025, the Company expects to make payments related to purchase obligations of $10.6 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the three months ended September 30, 2025.

Critical Accounting Estimates

There were no material changes in the Company’s critical accounting estimates during the three months ended September 30, 2025. For a description of the Company’s critical accounting estimates and assumptions used in the preparation of the Company’s financial statements, see Part II. Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II. Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ARCHER-DANIELS-MIDLAND COMPANY
CONTROLS AND PROCEDURES
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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

Based on evidence validating the operational effectiveness of the Company’s new implemented controls, as previously disclosed, the Company concluded that the previously disclosed material weakness was fully remediated as of June 30, 2025. Management will continue testing of these controls through the end of the fiscal year, at which time the internal controls will be evaluated by Management and Ernst & Young LLP in connection with the Company’s report on, and audit of, the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company is undertaking upgrades to its IT platforms on a worldwide basis. The Company did not have any material changes to its IT platforms during the three months ended September 30, 2025.

There have been no changes in internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the nine months ended September 30, 2025, the Company completed the acquisition of Vandamme Hugaria Kft. As a result of the acquisition, the Company is in the process of reviewing the internal control structures of the business and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended September 30, 2025 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Under the Company’s current stock repurchase program, subject to applicable law, share repurchases may be made from time to time in open market transactions or privately negotiated transactions.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
July 1, 2025 to July 31, 2025	9,657	$54.89	—	114,764,049
August 1, 2025 to August 31, 2025	27,353	54.43	—	114,764,049
September 1, 2025 to September 30, 2025	11,091	61.94	—	114,764,049
Total	48,101	$56.25		114,764,049

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

ITEM 5.    OTHER INFORMATION

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

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

ARCHER-DANIELS-MIDLAND COMPANY
(Registrant)

Dated:	November 4, 2025	/s/ M. Patolawala
M. Patolawala
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)