Form 10-K
period 2025-12-31
Archer-Daniels-Midland Co
filed 2026-02-17
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Common Stock, no par value—$25.2 billion
(Based on the closing sale price of Common Stock as reported on the New York Stock Exchange as of June 30, 2025)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, no par value—481,201,844 shares
(as of February 10, 2026)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical or current fact included in this Annual Report on Form 10-K, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “will,” “should,” “can have,” “likely,” “goals,” “objectives,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results of operations, liquidity, growth opportunities, operational improvements, changes to the margin environment, future demand, policy changes, global trade clarity, potential benefits available under biodiesel tax incentives, expected capital expenditures, and other expected uses of cash are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from those expressed or implied in the forward-looking statements, including, without limitation, (1) operational risks related to equipment failure, natural disasters, epidemics, pandemics, severe weather conditions, accidents, explosions, fires, cybersecurity incidents or other unexpected outages; (2) risks related to the availability and prices of agricultural commodities, agricultural commodity products, other raw materials and energy, including impacts from factors outside the Company’s control such as changes in market conditions, weather conditions, crop disease, plantings, climate change, competition and changes in global demand; (3) risks related to compliance with, and changes in, government programs, policies, laws, and regulations, including trade policies, tariffs, the U.S. federal government shutdown, sustainability regulatory compliance and reporting requirements, environmental regulations, tax laws and regulations, financial market regulations and biofuels policies and rules; (4) risks related to international conflicts, acts of terrorism or war, sanctions, maritime piracy and other geopolitical events or economic disruptions; (5) the outcome of pending, threatened and future legal proceedings, investigations and other contingencies; (6) risks and uncertainties relating to acquisitions, equity investments, joint ventures, integrations, divestitures, and other transactions; and (7) other risks, assumptions and uncertainties that are described in Item 1A, "Risk Factors" included in this Annual Report on Form 10-K, as may be updated in subsequent Quarterly Reports on Form 10-Q. For these statements, the Company claims the protection of the safe harbor for forward-looking statements in the Private Securities Litigation Reform Act. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, the Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise

ARCHER-DANIELS-MIDLAND COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

ARCHER-DANIELS-MIDLAND COMPANY
PART I

Item 1.	BUSINESS

Company Overview

Archer-Daniels-Midland Company and its subsidiaries (the "Company" or "ADM") unlocks the power of nature to enrich the quality of life. The Company is an essential global agricultural supply chain manager and processor, providing food security by connecting local needs with global capabilities. ADM is also a premier human and animal nutrition provider, as well as a leader in health and well-being products.

The Company partners with thousands of farmers around the world to purchase their crops and uses its integrated global origination, logistics, and manufacturing network to transform many of those raw commodities into an expansive array of products serving the food, feed, fuel, and industrial and consumer products sectors. The Company offers a broad portfolio of food and beverage products, from staple foods to innovative alternatives, such as natural colors and flavors, plant-based proteins, and lower-sugar, fat, and salt solutions. ADM provides human and animal nutrition ingredients and solutions that support health, productivity, and sustainability. It offers a wide range of health and well-being products, such as probiotics, enzymes, and supplements to meet the needs of consumers looking for new ways to live healthier lives. ADM is a key producer of biofuels, converting agricultural feedstocks into renewable fuels used in transportation and industrial applications. ADM is a cutting-edge innovator, investing in research, application development, and process improvement to deliver value-added products, enhance supply chain efficiency, and advance sustainable agricultural and nutrition solutions. It continues to develop a broad range of new bio-based consumer and industrial solutions as well as advance and scale its carbon capture and sequestration capabilities and other initiatives. ADM is a leader in business-driven sustainability efforts that support a strong agricultural sector, resilient supply chains, and a vast and growing bioeconomy. Around the globe, ADM's expertise and innovation are meeting critical needs from harvest to home.

ADM also has significant investments in certain entities and joint venture arrangements that aim to expand or enhance the market for its products or offer other benefits including, but not limited to, geographic or product-line expansion.

Segment Descriptions

The Company’s operations are organized, managed, and classified into three reportable segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified within either Corporate or Other Business. Financial information with respect to the Company’s reportable segments is set forth in Part II. Item 8. Note 17. Segment and Geographic Information.

Ag Services and Oilseeds

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, as well as the crushing and processing of oilseeds, including soybeans and soft seeds such as cottonseed, sunflower seed, canola, rapeseed, and flaxseed. The segment produces and markets vegetable oils and oilseed protein meals used by food, feed, energy, and industrial customers. Crude and partially refined vegetable oils are sold to third parties, including renewable diesel manufacturers, or further processed into salad oils, margarine, shortening, biodiesel, glycols, and other food and industrial products. Oilseed protein meals are primarily sold as ingredients for commercial livestock and poultry feeds. The segment is also a major supplier of peanuts and peanut‑derived ingredients and manufactures cotton cellulose pulp in North America for chemical, paper, and other industrial markets. In addition, its integrated grain sourcing, handling, and multimodal transportation network supports global import, export, and distribution activities and provides essential services to customers and the Company’s processing operations. The Company also engages in various structured trade finance activities through this segment to leverage its global trade flows.

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

ARCHER-DANIELS-MIDLAND COMPANY
PART I
The Company also has equity interests in the following entities that engage in activities that fall within the Ag Services and Oilseeds segment: Pacificor, SoyVen Holding B.V., Olenex Holdings B.V., Edible Oils Limited, Stratas Foods LLC, Terminal de Grãos Ponta da Montanha S.A., Gradable, LLC, and Plainsman Company, LLC.

The Company is a supplier of raw materials to Wilmar, SoyVen, Olenex Sarl, Edible Oils Limited, and Stratas Foods LLC.

Carbohydrate Solutions

The Carbohydrate Solutions segment engages in corn and wheat wet and dry milling and related processing activities. The segment converts corn and wheat into products and ingredients used in food and beverage applications, including sweeteners, starches, syrups, glucose, wheat flour, and dextrose. Dextrose and starches are also utilized as feedstocks in downstream processes, including fermentation to produce alcohol and other food and animal feed ingredients. Ethanol is produced for use as an octane enhancer and oxygenate in gasoline. In addition, the segment produces distillers’ grains, corn gluten feed, and corn gluten meal for use as animal feed ingredients. Corn germ, a by‑product of wet milling, is further processed into vegetable oil and protein meal, and citric acids are produced for food and industrial applications. The Carbohydrate Solutions segment also advances carbon capture and sequestration and other emissions‑reduction initiatives, positioning the business to support lower‑carbon operations and the growing use of plant‑based alternatives to fossil‑derived materials.

The Company has equity interests in the following entities that engage in activities that fall within the Carbohydrate Solutions segment: Hungrana Ltd, Almidones Mexicanos S.A. de CV, Aston Foods and Food Ingredients, Red Star Yeast Company, LLC, and LSCP, LLC.

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

The Company has equity interests in the following entities that engage in activities that fall within the Nutrition segment: Vimison S.A. de C.V., Vitafort ZRT, Dusial S.A., Novial SAS, ADM Matsutani LLC and Matsutani Singapore Pte. Ltd.

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

Agrinational Insurance Company (Agrinational), a wholly owned subsidiary of ADM, and its subsidiaries, provide insurance coverage for certain property, casualty, marine, medical, and other miscellaneous risks of the Company. Agrinational also participates in certain third-party reinsurance arrangements.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Methods of Distribution

The Company has developed a comprehensive transportation capability that it uses to efficiently distribute both commodities and processed products nearly anywhere in the world. The Company owns or leases trucks, trailers, railroad tank and hopper cars, river barges, towboats, and ocean-going vessels used to transport the Company’s products to its customers, co-manufacturers and distributors.

Concentration of Revenues by Product

The following products accounted for 10% or more of revenues for the following periods:

	% of Revenues
	Year Ended December 31
	2025	2024	2023
Soybeans	17%	19%	18%
Soybean Meal	11%	12%	13%
Corn	13%	12%	12%

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

Source and Availability of Raw Materials

A significant majority of the Company’s raw materials are agricultural commodities. In addition, the Company sources specific fruits, vegetables, and nuts for extracts to make flavors and colors. In any single year, the availability and price of these commodities are subject to factors such as changes in weather conditions, plantings, government programs and policies, competition, changes in global demand, changes in standards of living, and global production of similar and competitive crops. The Company’s raw materials are procured from thousands of growers, grain elevators, and wholesale merchants in North America, South America, Europe, Middle East, and Africa (EMEA), and Asia-Pacific, pursuant primarily to short-term (less than one year) agreements or on a spot basis. The Company is not dependent upon any particular grower, elevator, or merchant as a source for its raw materials.

Some of the principal crops that ADM sources and processes present specific climate change risks. For example, South American soy and global palm present risks of deforestation due to their proximity to the forest and other high-carbon-value landscapes. In addition, when not managed appropriately, row crops such as corn, soy, wheat, and canola present environmental risks such as water quality impairment, erosion, soil degradation, and GHG emissions. However, these crops also present an opportunity to combat climate change through their ability to sequester carbon in the soil using regenerative agricultural practices. ADM has a regenerative agricultural program to engage and encourage growers in its supply chain to implement regenerative agriculture practices.

Under the stewardship of its Board of Directors, the Company has established several key social and environmental policies that collectively outline expectations for its employees, business partners and contractors, and the Company, as a whole with respect to its sourcing operations. These policies set the standards that govern the Company’s approach to environmental stewardship, employee conduct, and raw material sourcing, among other areas, and are available on the Company’s website. See Available Information section below for more information.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Trademarks, Brands, Recipes, and other Intellectual Property

The Company owns trademarks, brands, recipes, and other intellectual property including patents, with a net book value of $579 million as of December 31, 2025. More than 95% of these intangibles are in the Nutrition segment which is not materially dependent upon any individual trademark, brand, recipe or other intellectual property.

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

Competition

The Company has significant competition in the markets in which it operates based principally on price, foreign exchange rates, quality, global supply, and alternative products, some of which are made from different raw materials than those utilized by the Company. Given the commodity-based nature of many of its businesses, the Company, on an ongoing basis, focuses on managing unit costs and improving efficiency through technology improvements, productivity enhancements, and regular evaluation of the Company’s asset portfolio. The Company’s Nutrition business is a vertically integrated business that provides ingredients and solutions for humans and animals in a highly competitive environment with a variety of companies offering the same products and services. The industry includes ingredient suppliers, contract manufacturers, global fast moving consumer goods companies, and private label brands, as well as smaller companies that specialize in specific niche markets. The Company focuses on staying ahead of the curve in terms of innovation and science-based solutions, building direct-to-consumer sales channels and focusing on consumer needs, expanding into new markets, building strategic partnerships, leveraging data and technology, and building a strong distribution network.

Research and Development (R&D)

R&D expense, net of reimbursements of government grants, for the year ended December 31, 2025 was $246 million.

The Company’s R&D efforts focus on creating science-based products, solutions, and technologies aligned with macro trends in food security, sustainable processes, health, and personalized nutrition. Within innovation centers across three continents, the R&D team is closely connected to customers and the global markets. The Company strategically invests in R&D across the entire nutrition value chain by leveraging its access to innovative processes and product optimization. Its targeted product development leverages innovative ingredients and ADM's existing portfolio across different segments. The R&D team is also engaged in BioSolutions initiatives which are a key part of ADM’s commitment to utilize its value chain to reduce its carbon footprint, redesign core products with sustainable alternatives, and explore new markets.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Environmental, Social, and Governance (ESG)

The Company recognizes that the health of our natural resources is important for our future and it endeavors to implement sustainable practices that will result in a stronger ADM and a more resilient global food system. ADM aims to drive change in developing innovative, sustainable solutions in agriculture, food and nutrition, industrial and consumer products, energy, and packaging materials. The Company's sustainability initiatives are managed by senior leadership and overseen by the Sustainability and Technology Committee of the Board of Directors.

The Company aims to support agricultural resilience and biodiversity to create business value through renewable product and process innovations, supply chain efforts, and a strategic approach with a focus on enhancing the efficiency of ADM’s production plants throughout its global operations. Further, ADM’s strategic growth plan leverages the trends and technologies in sustainability to help the Company grow and create value for its stakeholders. The Ag Services and Oilseeds segment focuses on traceability of sourcing and differentiation and working with growers on low carbon agricultural practices and products. The Carbohydrate Solutions segment is focused on decarbonization efforts that are aimed at positioning the reportable segment to offer low-carbon intensity feedstocks for biosolutions and biomaterials, including fuel solutions, to replace petroleum-based products. The Nutrition segment is working with suppliers and customers to identify nature positive solutions that can potentially reduce environmental impact in supply chains.

Moreover, ADM has a large industrial footprint and believes it is important to reduce GHG emissions related to its business activities and the agricultural supply chain to support sustainable growth. The Company continues to use internal and external resources to identify opportunities and take action to reduce its GHG emissions globally to meet its goals to mitigate the effects of climate change and help safeguard the global food system.

Program updates, scenario analysis, and goals and objectives are available in ADM’s Corporate Sustainability Report, which can be accessed through its website at http://www.adm.com.

References to the Company’s website address in this report are provided as a convenience, and information contained on, or available through, the website is not incorporated by reference. See Available Information section below for more information.

Human Capital and Culture

ADM’s purpose of unlocking the power of nature to enrich the quality of life highlights the significant role ADM plays within an essential industry and the critical job each employee has within the Company. The Company focuses on attracting, developing, and retaining a skilled, engaged, and diverse workforce aligned with its values and business objectives. The Company’s human capital priorities, which are managed by senior leadership and overseen by the Compensation and Succession Committee of the Board of Directors, include workplace safety; talent development and capability building; competitive pay and benefits; fostering a diverse and inclusive global workforce; employee engagement; and compliance with applicable labor and employment laws.

ADM provides market-competitive pay, benefits, and offerings that promote employee well‑being, including health, wellness, and retirement programs. The Company invests in training and development programs designed to enhance technical, leadership, and professional skills and support internal talent mobility and succession planning. These programs include in-person, virtual and on-demand training, such as its leadership development program, Ability to Lead, which focuses on enabling innovation, driving productivity, developing talent, change leadership, building trust, and coaching teams for engagement and performance, as well as early career programs focused on attracting and cultivating a strong pipeline of early career talent to become future leaders in the organization. Part of ADM’s vision is to foster an inclusive culture with opportunities for all employees so that all members of its diverse, global workforce belong and make meaningful contributions to the success of each other and the Company. ADM also monitors workforce engagement, turnover, and other important people metrics to inform human capital priorities and drive continuous improvement.

Safety is a core operational priority, and the Company maintains policies, standards, and training intended to promote safe working conditions across its operations. ADM is focused on efforts to continue to reduce serious injuries and its total recordable incident rate while strengthening its culture of safety and reliability. The Company has made progress on implementing best practices and enhancing its systems and processes, and it monitors leading and lagging indicators to enable continuous improvement. Through these efforts, ADM achieved a 2025 Total Recordable Incident Rate, as defined by OSHA, that was the lowest in recent Company history.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
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

The following table sets forth information about the Company’s employees as of December 31, 2025.

Number of Employees by Contract and Region

	Salaried	Hourly	Part-Time	Total
North America	8,802	9,904	145	18,851
Latin America (LATAM)	3,836	5,677	15	9,528
Europe, the Middle East, and Africa (EMEA)	5,460	4,214	528	10,202
Asia-Pacific (APAC)	2,021	884	10	2,915
Total	20,119	20,679	698	41,496

Available Information

The Company’s website is http://www.adm.com. ADM’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available, free of charge, through its website, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.

References to the Company’s website address in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Information about Our Executive Officers

Certain information with respect to executive officers of the Company as of the date of this filing is set forth below. Except as otherwise indicated, all positions are with the Company.

Name	Titles	Age
Juan R. Luciano	Chair of the Board of Directors since January 2016. Chief Executive Officer and President since January 2015.	64
Monish Patolawala	Executive Vice President and Chief Financial Officer since August 2024. President and Chief Financial Officer of 3M Company from September 2023 to July 2024. Executive Vice President, Chief Financial and Transformation Officer of 3M from October 2021 to September 2023 and Senior Vice President and Chief Financial Officer of 3M from July 2020 to October 2021.	56
Christopher M. Cuddy	Senior Vice President of the Company since May 2015. President, Carbohydrate Solutions business unit since March 2015.	52
Regina B. Jones	Senior Vice President and Chief Legal Officer and Secretary since September 2023. Chief Legal Officer at Baker Hughes from April 2020 to September 2023. EVP, General Counsel and Corporate Secretary at Delek US Holdings, Inc. from May 2018 to April 2020.	55
Gregory A. Morris	Senior Vice President of the Company since November 2014. President, Ag Services & Oilseeds business unit since July 2019.	54
Ian Pinner	Senior Vice President of the Company since January 2020. President, Nutrition business unit and Chief Sales and Marketing Officer since November 2023. Chief Strategy and Innovation Officer from January 2020 to November 2023. President, Health and Wellness from January 2020 to March 2021.	53
Jennifer L. Weber	Senior Vice President and Chief People Officer since August 2020. Executive Vice President - Human Resources at Lowe’s Companies, Inc. from March 2016 to April 2020.	59
Carrie A. Nichol	Vice President and Chief Accounting Officer since March 2025. Senior Vice President, Chief Accounting Officer, and Global Process Leader at Cargill from December 2021 to February 2025. Vice President, Controller, and Chief Accounting Officer at Zimmer Biomet from October 2019 to December 2021.	46

ARCHER-DANIELS-MIDLAND COMPANY
PART I

Item 1A.	RISK FACTORS

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

Operational Risks

The Company is exposed to potential business disruption risks which could adversely affect the Company’s operating results and could result in increased expenses and liabilities.

The Company engages in manufacturing and distribution activities across numerous markets and geographies. As a result, the Company is subject to risks inherent in such activities and from time to time has experienced unplanned downtime or extensive property damage and business disruption from various events and external factors, some of which are beyond the Company’s control. These events and factors include, but are not limited to, equipment failure, raw material shortages, natural disasters, adverse weather conditions, accidents, explosions, fires, environmental events, strikes or other labor or industrial disputes, war or acts of terrorism, cybersecurity attacks, or other unexpected outages. These events could result in personal injury, loss of life, and environmental damage. In some cases, the Company is dependent on a single plant or facility to manufacture or process certain products in a geographical region or otherwise. The Company may not be able to resolve disruptions timely or effectively, and the associated liability which could result from these risks may not always be covered by or could exceed liability insurance, and any insurance proceeds may not be received for several years after an event occurrence. The impact of these events and factors has and could in the future require significant investments and expenditures to repair damaged facilities or equipment and require management attention and other resources, which has and could adversely impact the Company’s results of operations.

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

The Company’s operating costs and the selling prices of certain finished products are sensitive to changes in energy prices, inflationary pressures, and certain logistic constraints. The Company’s processing plants are powered principally by electricity, natural gas, and coal. The Company’s transportation operations are partially dependent upon rail access, diesel fuel and other petroleum-based products, as well as on the availability and cost of ocean freight and port operations. Significant increases in the cost or access of these items, including any consequences of inflationary impacts, regulation or taxation of greenhouse gases, has and could in the future adversely affect the Company’s production costs and operating results.

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

ARCHER-DANIELS-MIDLAND COMPANY
PART I
The Company may fail to realize the benefits of or experience delays in the execution of its strategic priorities.

As part of its broader strategy, the Company is focused on operational excellence and driving targeted cost reductions. The Company has implemented plans to improve the performance of its manufacturing and production facilities, increase operating leverage within the Nutrition segment, and reduce third party spend and selling, general, and administrative expenses. The success of these plans, and any future related plans, depend on a broad range of factors. The Company’s ability to improve its cost structure depends on reducing its manufacturing, delivery and administrative costs, as well as having cost-effective purchasing programs for raw materials, energy and related manufacturing requirements, all of which are subject to risks and uncertainties and may not be successful. The Company’s working capital requirements are directly affected by the price of global commodities, which may fluctuate significantly and change quickly. The implementation of these plans may be more difficult, costly, or time-consuming than expected, and may not result in any or all of the anticipated benefits, which could adversely affect the Company’s business, results of operations and financial condition.

In addition, ADM proactively reviews its portfolio of businesses to identify opportunities to simplify and optimize its portfolio and enhance shareholder value. As a result, from time to time, the Company seeks to divest certain of its assets or businesses by selling them or entering into joint ventures. The Company’s ability to successfully complete a divestiture or joint venture transaction will depend on, among other things, its ability to identify buyers or joint venture partners that are prepared to acquire and successfully operate such assets or businesses on acceptable terms, and on the Company's ability to adjust and optimize its retained businesses following the divestiture. These transactions may involve unanticipated delays, costs, and other problems, and senior management may be required to divert attention away from other aspects of ADM’s businesses to address these problems.

The Company is also focused on organic and inorganic growth and its success in achieving growth could be adversely affected by a broad range of risks that could result in increased costs, decreased revenues, and delayed synergies. ADM’s growth also depends in part on innovation in products, processes and services. The Company’s ability to realize the anticipated benefits of its R&D efforts and other investments depends on a variety of factors, and may not result in new products and services at a rate or of a quality sufficient to gain market acceptance. In addition, the markets for these products may not develop or grow as the Company anticipates. Growth in new geographies outside the U.S. can expose the Company to volatile economic, political, and regulatory risks that may negatively impact its operations and ability to achieve its growth strategy. Expanding businesses where the Company has limited presence may expose the Company to risks related to the inability to identify an appropriate partner or target and favorable terms, inability to retain/hire strategic talent, or integration risks that may require significant management resources that would have otherwise been available for ongoing growth or operational initiatives.

Acquisitions may involve unanticipated delays, costs, and other problems. Due diligence performed prior to an acquisition may not identify a material liability or issue that could impact the Company’s reputation or adversely its affect results of operations resulting in a reduction of the anticipated acquisition benefits or an increase in unexpected liabilities. Additionally, acquisitions may involve integration risks such as: internal control effectiveness, system integration risks, the risk of impairment charges related to goodwill and other intangibles, ability to retain acquired employees, and other unanticipated risks. The Company may fail to realize the operational or financial benefits expected from acquisitions, which may impact the Company’s growth strategy.

The Company has limited control over, may not realize the expected benefits of, and may be required to write down, its equity investments and joint ventures, and may not be able to monetize the investments at an attractive value when the Company decides to exit the investments.

The Company has invested in or advanced funds to joint ventures and investments over which the Company has limited control as to governance and management activities (see Part II. Item 8. Note 8. Investments in and Advances to Affiliates for investment balances and related net sales amounts). Risks related to these investments may include: the financial strength of the investment partner; loss of revenues and cash flows, and related gross profit, to the investment partner; the inability to implement beneficial management strategies, including risk management and compliance monitoring, with respect to the investment’s activities; the risk that the Company may not be able to resolve disputes with the partners; the continued fit of such investments relative to the Company’s strategies; and the risk that the Company may not realize the operational or financial benefits expected from the investment. The Company may encounter unanticipated operating issues, financial results, or compliance and reputational risks related to these investments.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
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

Geopolitical Risks

The Company faces risks related to international conflicts, acts of terrorism, war, other geopolitical events, such as the ongoing Russia-Ukraine conflict, maritime piracy, and other economic disruptions.

ADM’s assets and operations could be subject to extensive property damage, business disruption, loss in value, nationalization, and expropriation as a result of geopolitical conflicts, acts of terrorism (e.g. purposeful adulteration of the Company’s products), war, and piracy, as well as any sanctions or embargoes resulting from these events. These events can disrupt trade flows, damage infrastructure, limit access to raw materials, reduce customer demand, or impede the Company’s ability to operate facilities or move product. They also may trigger macroeconomic volatility, including fluctuations in commodity prices, interest rates, and foreign exchange rates, which can negatively affect margins, inventory values, and hedging positions. Further, compliance with rapidly evolving sanction regimes may require operational adjustments and could increase the risk of inadvertent violations.

For example, ADM’s assets and operations located in the region affected by the conflict between Russia and Ukraine are at an increased risk of property damage, inventory loss, business disruption, and expropriation. The Black Sea region is a major exporter of wheat and corn to the world, and the disruption of supply may continue to cause volatility in volumes, prices, and margins of these commodities and related products. Further, there is a risk that ADM and its related parties could trade with a sanctioned partner due to the number of sanctions taken against Russia. The Company could be materially impacted if, in the worst-case scenario, the conflict in Ukraine advances to other countries.

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

Geopolitical risks could disrupt global markets and negatively impact the Company’s business and financial results.

The Company is subject to geopolitical, economic and other risks of doing business globally. The Company’s operating results could be affected by political instability and by changes in monetary, fiscal, trade, and environmental policies, laws, regulations, and acquisition approval schemes, creating risks including, but not limited to: changes in a country’s or region’s economic or political conditions; burdensome local labor conditions and regulations, and safety and environmental regulations; reduced protection of intellectual property rights; changes in the regulatory or legal environment; restrictions on currency exchange activities; currency exchange fluctuations; burdensome taxes and trade tariffs; limited enforceability of legal agreements and judgments; adverse tax audit assessments, administrative agency or judicial outcomes; and regulation or taxation of greenhouse gases. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, could limit the Company’s ability to transact business in these markets.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
The Company has historically benefited from the free flow of agricultural and food and feed ingredient products from the U.S. and other sources to markets around the world. Increases in tariff and restrictive trade policies around the world has, and could, negatively impact the Company’s ability to enter certain markets or the price of products may become less competitive in those markets. For example, the Company’s results of operations were impacted by changes in and uncertainty relating to global trade and tariffs in 2025, and the resulting trade flow disruptions, such as U.S. soybean trade with China, as well as the deferral of U.S. biofuel policy with respect to renewable volume obligations (RVO), and the resulting uncertainty which impacted demand for soybean oil and other feedstocks.

Environmental, Social, and Governance Risks

The Company is subject to a wide range of food safety and quality, manufacturing and labeling, occupational health and safety, environmental, and other regulatory requirements which may expose the Company to certain regulatory or reputational risks.

The Company’s business depends on the quality and safety of the agricultural commodities, ingredients, food, feed, nutritional products, and other products it sources, manufactures, processes, stores, transports, and sells. As a result, the Company is exposed to a wide range of food quality and safety risks. ADM must comply with U.S. and non-U.S. federal, state, and local regulations on food safety, quality, manufacturing and labeling. Certain of the Company’s products may require regulatory approvals, pre‑market notifications, or ongoing compliance with evolving or uncertain regulatory frameworks in multiple jurisdictions. Further, regulatory scrutiny and standards in the food, feed, and nutrition sectors continue to evolve, such as the ongoing review by regulatory authorities in the EU and other jurisdictions of the safety and permitted uses of specified chemicals. Any failure to comply with applicable laws and regulations or changes in regulatory interpretations, standards, or enforcement priorities could restrict the Company’s ability to manufacture, market, or sell certain products, increase compliance costs, or require product reformulation or withdrawal from certain markets, and could subject ADM to substantial fines, administrative sanctions, criminal penalties, litigation, and other liabilities, as well as damage to its reputation. The Company’s liability which could result from noncompliance and other risks may not be covered by, or could exceed liability insurance related to product liability and food safety matters.

The Company also is subject to extensive U.S. and non-U.S. federal, state, and local occupational health and safety, environmental and other regulatory requirements. Any failure to comply with applicable laws and regulations may subject ADM to substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of its facilities, litigation, and other liabilities, as well as damage to its reputation. Further, ADM may be subject to environmental liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that it no longer owns, operates or uses. The Company may also be subject to liabilities for operations of acquired companies. The Company’s operational activities can also result in serious accidents that could result in personal injuries, facility shutdowns, reputational harm to our business and/or require the expenditure of significant amounts to remediate safety issues or repair damaged facilities.

The Company is subject to various evolving regulations related to ESG matters which impacts the Company’s business and strategies, and could adversely affect its reputation, business and results of operations.

The Company is subject to various evolving, and sometimes inconsistent, United States federal, state, local and non-U.S. regulations related to ESG matters, including regulations related to the production of greenhouse gas (GHG) emissions. Some of these regulations establish specific metrics, targets, and disclosure frameworks for a variety of ESG issues, including environmental sustainability, supply chain labor practices, deforestation, workforce health and safety, proper handling of chemicals or materials, among others. Compliance with these changing and sometimes divergent ESG laws in a timely manner could, among other things, increase raw material, administrative, compliance or other costs, require the Company to make changes to its business operations or strategies, or require the Company to make additional investments in its facilities or equipment. Further, it is difficult to predict the potential impact and timing of any new or additional legislation, regulations or agreements related to climate change or other ESG matters.

The Company has programs and policies in place that are aimed at expanding responsible practices while reducing its environmental footprint. The Company has also established ESG related goals and objectives. The Company may be required to make investments and incur costs to implement these programs and policies that are significant or higher than anticipated,

ARCHER-DANIELS-MIDLAND COMPANY
PART I
ADM may not be able to achieve the goals and objectives, and ADM may not realize, on a timely basis or at all, the anticipated benefits of these investments and actions, any of which could adversely impact the Company’s reputation and business.

The Company’s carbon capture and storage (CCS) operations, through which ADM is able to capture and store CO2, are also subject to potential risks and uncertainties, including complying with complex and evolving regulations, obtaining and maintaining permits and regulatory approvals, and managing operational challenges, which could have an adverse effect on its reputation, business and results of operations. ADM is currently diversifying and scaling its CCS operations to capture and store greater amounts of CO2, which may not be successful and are subject to similar risks and uncertainties.

The Company’s goals and stakeholder expectations relating to ESG-related matters and sustainable practices may expose the Company to increased costs, reputational harm and other risks.

The Company has established and publicly announced certain goals and strategies related to sustainable practices and other ESG-related issues, which may be refined in the future. The execution of the Company’s strategy to achieve these goals is subject to risks and uncertainties, many of which may be outside of ADM’s control and may prove to be more costly than anticipated. Any failure, or perceived failure, to achieve these goals or the setting or publication of certain goals or objectives could damage the Company’s reputation or may expose the Company to regulatory risks. Additionally, recent changes to governmental and investor perspectives on ESG matters could affect the Company's ability to pursue its sustainability and ESG-related goals and the Company may face criticism as a result of ‘anti-ESG’ sentiment among certain stakeholders, which may adversely impact the Company’s reputation, business, cash flows, and results of operations.

Financial Risks

Limitations on access to external financing could adversely affect the Company’s operating results due to its capital-intensive nature.

The Company requires significant capital, including continuing access to credit markets, to operate its current business and fund its growth strategy. The Company’s working capital requirements, including margin requirements on open positions on futures exchanges, are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly. The Company also requires substantial capital to maintain and upgrade its extensive network of storage facilities, processing plants, refineries, mills, ports, transportation assets, and other facilities to keep pace with competitive developments, technological advances, regulations, and changing safety standards in the industry. Moreover, the expansion of the Company’s business and pursuit of acquisitions or other business opportunities may require significant amounts of capital. Access to credit markets and pricing of the Company’s capital is dependent upon maintaining sufficient credit ratings from credit rating agencies. Strong credit ratings allow the Company to access cost-competitive tier one commercial paper markets. As of December 31, 2025, the three major credit rating agencies maintained the Company’s credit ratings at investment grade levels with a negative outlook. Further watches, reviews or downgrades could occur. If the Company is unable to maintain sufficiently high credit ratings, access to these commercial paper and other debt markets and costs of borrowings could be adversely affected. If the Company is unable to generate sufficient cash flow or maintain access to adequate external financing, including as a result of significant disruptions in the global credit markets, it could restrict the Company’s current operations and its growth opportunities.

Strategic and Economic Risks

Agricultural commodities, agricultural commodity products, and non-agricultural commodity raw materials the Company procures, transports, stores, processes, and merchandises can be affected by various factors beyond the Company’s control.

The availability and prices of agricultural commodities are subject to wide fluctuations, including impacts from factors outside the Company’s control such as changes in market conditions, weather conditions, crop disease, plantings, government programs and policies, including global trade, renewable energy/biofuel policies and other regulatory considerations, climate change, competition, and changes in global demand, which could adversely affect the Company’s operating results. Additionally, the Company depends globally on agricultural producers to ensure an adequate supply of the agricultural commodities.

Reduced supply of agricultural commodities and rising costs of non-agricultural commodity raw materials could adversely affect the Company’s profitability by increasing the cost of raw materials and/or limiting the Company’s ability to procure, transport, store, process, and merchandise agricultural commodities and products in an efficient manner. High and volatile

ARCHER-DANIELS-MIDLAND COMPANY
PART I
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

The Company is subject to risks relating to global and regional economic downturns, which could adversely affect the Company’s operating results.

A significant downturn in the global economy could lead to reduced demand for agricultural commodities and food products, which could adversely affect the Company’s business and results of operations. Beyond the United States, the Company has significant operations in both developed areas and emerging market areas. One of the Company’s strategies is to expand the global reach of its core model, which may include expanding or developing its business in emerging market areas. Both developed and emerging market areas are subject to impacts of economic downturns, including decreased demand for the Company’s products, and reduced availability of credit, or declining credit quality of the Company’s suppliers, customers, and other counterparties. In addition, emerging market areas could be subject to more volatile operating conditions including, but not limited to, logistics limitations or delays, labor-related challenges, epidemic outbreaks and economic recovery, limitations or regulations affecting trade flows, local currency concerns, and other economic and political instability. Political fiscal instability could generate intrusive regulations in emerging markets, potentially creating unanticipated assessments of taxes, fees, increased risks of corruption, etc. Economic downturns and volatile market conditions could adversely affect the Company’s operating results and ability to execute its long-term business strategies.

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

In addition, the competitive dynamics of the Company’s markets are subject to geopolitical and related risks, including the governments of countries and regions working with ADM's competitors to address trade flow restrictions or develop their own local or regional capacity.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
The Company competes for the acquisition of inputs such as raw materials, transportation services, and other materials and supplies, as well as for workforce and talent. The Company is also subject to industry-specific risks which include but are not limited to: launch of new products by other industries that can replace the functionalities of the Company’s production; shifting consumer preferences; and product safety and quality. For example, changes in consumer health or dietary preferences could reduce demand for food products that contain sweeteners, such as high fructose corn syrup, edible oils, genetically modified products, and/or other processed ingredients, which could negatively impact our sales and profitability.

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

The Company has a Chief Risk Officer who oversees the Enterprise Risk Management (ERM) Program and regularly reports to the Board of Directors through the Audit Committee, which assists the Board in its oversight of the Company's ERM program, on the myriad of risks facing the Company and the Company’s strategies for mitigating those risks. The Company’s business is affected by, among other things, geopolitical and market risks, including fluctuations in agricultural commodity cash prices and derivative prices, transportation costs, energy prices, interest rates, foreign currency exchange rates, and equity markets, as well as operational and other disruptions, and compliance and regulatory exposures. The Company’s risk management efforts may not be successful at detecting a significant risk exposure, and such exposure could adversely affect the Company’s operating results.

Regulatory Risks

The Company is subject to numerous laws, regulations, and mandates globally which could adversely affect the Company’s operating results and forward strategy.

The Company does business globally, connecting crops and markets in over 180 countries, and is required to comply with laws and regulations administered by the United States federal government as well as state, local, and non-U.S. governmental authorities in numerous areas including: accounting and income taxes, anti-corruption, anti-bribery, global trade, trade sanctions, privacy and security, environmental, product compliance and safety, and handling and production of regulated substances. Any failure of the Company to comply with these laws and regulations could impact the Company’s reputation, subject the Company to significant liabilities, and adversely affect the Company’s business, results of operations and financial condition, as well as its overall strategy.

Risks relating to regulations specifically affecting the agricultural sector and related industries, as well as those that affect the Company’s other business and practices, could adversely affect the Company’s business, reputation and operating results.

Agricultural production and trade flows are subject to government policies, mandates, regulations, and trade agreements, including taxes and tax credits, tariffs, duties, subsidies, incentives, foreign exchange rates, and import and export restrictions, including policies related to genetically modified organisms, traceability standards, sustainable practices, product safety and labeling, renewable fuels, low carbon fuel mandates, and technology related to energy production and/or emissions reductions. These policies can influence the planting of certain crops; the location and size of crop production; whether unprocessed or processed commodity products are traded; the volume and types of imports and exports; the availability and competitiveness of feedstocks as raw materials; the viability and volume of production of certain of the Company’s products; and industry profitability. For example, changes in government policies, tax credits, and/or regulation of ethanol and biodiesel, including, but not limited to, the Clean Fuels Production Tax Credit and the related "45Z" tax credit and the Renewable Fuel Standard under the Energy Independence and Security Act of 2007 in the United States, including the treatment of small refinery exemptions, can have an impact on the Company’s operating results. In particular, the Company's ability to generate significant 45Z tax credits relating to its CCS operations and other initiatives, is subject to risks and uncertainties, including CCS regulatory and

ARCHER-DANIELS-MIDLAND COMPANY
PART I
operational challenges, and 45Z tax credit process and compliance risks, and could have an adverse effect on its reputation, business, and results of operations. International trade regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Further, government regulations and/or policies relating to the type of fats, sugars, and grains consumed, as well as changes in customer preferences, can also negatively impact demand for the Company’s ingredients and/or products.

The Company is also subject to certain additional financial and commodities market and insurance-related regulations due to its futures commission merchant business, agricultural commodity risk management practices, and captive insurance provider. These regulations include customer protection, capital and financial responsibility requirements, transaction reporting, risk-management practices, margin and collateral standards, anti-money-laundering and sanctions compliance, and other requirements, such as those imposed by Commodity Futures Trading Commission regulations, the Dodd-Frank Act, Consumer Protection Act, and the European Market Infrastructure Regulation. These requirements are complex, evolving and differ in respects from the regulatory requirements to which the Company's other businesses are subject. Any failure of the Company to comply with these laws and regulations could impact the Company's reputation, and adversely affect the Company’s futures commission merchant business and its agricultural commodity risk management practices, or captive insurance provider. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; adversely affect the Company’s ability to deploy adequate hedging programs; restrict the Company’s ability to do business in its existing and target markets; and adversely affect the Company’s revenues and operating results.

The Company’s strategy involves expanding the volume and diversity of crops it merchandises and processes, expanding the global reach of its core model, expanding its value-added product portfolio, and expanding the sustainable agriculture programs and partnerships in which it participates. Government policies including, but not limited to, antitrust and competition law, trade restrictions, food safety regulations, sustainability requirements, and traceability, can impact the Company’s ability to successfully execute this aspect of its strategy. Certain compliance and other risks to the Company may be heightened in emerging markets.

Changes in tax laws or exposure to additional tax liabilities could have a material impact on the Company’s financial condition and results of operations.

The Company is subject to income taxes as well as non-income taxes in various jurisdictions throughout the world. ADM’s effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws, tax rate changes in the valuation of deferred tax assets and liabilities and material adjustments from tax audits. The Company frequently faces challenges from U.S. and foreign tax authorities regarding the amount of taxes due including questions regarding the timing, amount of deductions, the allocation of income among various tax jurisdictions. The outcomes of these challenges could have a material impact on the Company’s results of operations and financial condition in the periods in which they are recognized.

Further, legislatures and taxing authorities in many jurisdictions in which ADM operates may enact changes to their tax rules. The U.S. One Big Beautiful Bill Act ("OBBBA"), which includes significant changes to corporate tax rules, deductions, expensing, and international tax provisions, may affect the Company’s tax position, the timing and amount of deductible expenditures, and the application of credits and incentives. The Organization for Economic Cooperation and Development (the “OECD”), the European Union, and other countries (including countries in which the Company operates) have enacted substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD’s Pillar Two initiative introduced a 15% global minimum tax applied on a country-by-country basis. The U.S., under the current Administration, has opposed the adoption of Pillar Two and other OECD initiatives. While the OECD has reached an agreement with the G7 to exempt U.S. multinationals from certain impacts and it introduced certain related safe harbors, the ultimate impact on the Company remains uncertain due to whether all countries immediately adopt the safe harbors and whether certain Pillar Two reporting obligations remain applicable. Each country must enact the changes to their local laws in order for the rules to go in effect. The implementation of Pillar Two will result in additional mandatory disclosures, which will likely cause additional scrutiny of the Company's tax positions and potentially increased tax assessments.

Changes in administration or shifts in legislative priorities may lead to alterations in the U.S. tax code or may potentially influence the global tax landscape and the Company's compliance requirements related to tariffs and sanctions.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Technological Risks

The Company’s inability to successfully upgrade its information and operational technology systems could have a material and adverse effect on the Company’s business, financial condition, and operational results.

The Company is currently upgrading its technology platforms, including certain ERP systems, with these upgrades expected to occur in phases over the next several years. These upgrades include making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools. ADM has recently refined its digital strategy and is pivoting away from large global implementations and directing resources to prioritize regional, more agile projects. While the Company expects that this recent pivot will expedite certain upgrades and enhance capabilities cost effectively, there can be no assurance that this approach will yield the expected benefits on a timely basis or at all, or that the Company will not continue to evolve its approach over time. Further, these projects may involve unanticipated delays, costs, and other problems. The Company’s efforts have required and will continue to require significant investments of human and financial resources. The Company’s strategy for pursuing these upgrades and implementations will likely evolve over time and may increase the time or expense involved in completing these projects.

In implementing system upgrades, the Company may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures, or monitoring tools into its current systems. Any significant disruption or deficiency in the design and implementation of any of these systems may adversely affect the Company’s ability to operate its business, or to maintain effective disclosure controls and internal control over financial reporting. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, such as ERPs, delays in the Company’s timeline for planned improvements, significant system failures or the Company’s inability to successfully modify its technology systems, policies, procedures or monitoring tools to respond to changes in its business needs in the past have caused and in the future may cause disruptions in the Company’s business operations, increase security risks, including the risk of cybersecurity breaches, and may have a material and adverse effect on the Company’s business, financial condition and results of operations.

Information and operational technology systems are subject to interruptions or failures which may affect the Company’s ability to conduct its business.

The Company’s operations rely on certain key technology systems, some of which are dependent on services provided by third parties, to provide critical data connectivity, information, and services for internal and external users. These interactions include, but are not limited to: ordering and managing materials from suppliers; risk management activities; converting raw materials to finished products; inventory management; shipping products to customers; processing transactions; summarizing and reporting financial results of operations; human resources benefits and payroll management; and complying with regulatory, legal or tax requirements. Additionally, a significant portion of the Company’s technology environment used to support significant business functions consists of legacy systems, some of which were implemented many years ago, are highly customized, or are integrated with newer technologies. The instability of aging legacy systems could diminish performance and elevate the risk of system failures, reduce compatibility with modern software, and impact growth initiatives.

The Company’s systems, processes, and sites are subject to cybersecurity and other incidents, which could expose the Company to operational and various regulatory risks.

Like other large multi-national corporations, the Company and third parties with which the Company conducts business are subject to a wide range of cybersecurity risks relating to their systems and data. The Company and these third parties regularly experience cyber-attacks and incidents, some of which (including email phishing attacks on email systems) have adversely impacted the Company, and the Company expects to continue to be subject to such attacks. These attacks may include phishing, state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. Increased IT security and social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s technology systems, networks, and services, as well as the confidentiality, availability, and integrity of the Company’s third-party data. The Company is subject to a variety of laws and regulations in the United States and other jurisdictions regarding artificial intelligence (AI), privacy, data protection, and data security, including those related to the

ARCHER-DANIELS-MIDLAND COMPANY
PART I
collection, storage, handling, use, disclosure, transfer, and security of personal data. Compliance with and interpretation of various data privacy regulations continue to evolve, and any violation could subject the Company to legal claims, regulatory penalties, and damage to its reputation.

If the Company’s systems are breached, damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, or cyber-based attacks, and the Company’s recovery efforts do not effectively mitigate the risks on a timely basis, the Company may suffer significant interruptions in its ability to manage its operations, loss of valuable data, actual or threatened legal actions, and damage to its reputation, which may adversely impact the Company’s revenues, operating results, and financial condition.

The Company is subject to various technical, legal, and opportunistic-related risks relating to use of artificial intelligence and other emerging digital technologies.

The Company continues to focus on leveraging digital technologies, including artificial intelligence (“AI”) and advanced analytics across its operations. The effective design, deployment, governance and oversight of these technologies involve risks and uncertainties that could adversely affect the Company’s business, reputation, financial condition and results of operations. The Company’s ability to realize the anticipated benefits of AI initiatives depends on a number of factors, many of which are outside of its control.

AI systems rely heavily on vast amounts of data, so they require significant investments in data infrastructure, high‑quality data inputs, skilled personnel, cybersecurity safeguards, and ongoing monitoring. If not managed and protected properly, AI systems could heighten risks for data breaches, cybersecurity incidents, model manipulation, or the unauthorized use or disclosure of confidential, proprietary or personal information. AI technology is evolving rapidly with governments and regulatory bodies around the world continuing to introduce new requirements, guidelines, and frameworks related to the responsible use of AI. Compliance with these emerging and changing regulations may require ADM to incur substantial costs and make changes to its business practices and complex adjustments to its AI systems. Furthermore, legal challenges related to intellectual property, liability for AI-driven decisions, and potential misuse of AI present significant risks.

AI systems may fail to perform as expected under certain conditions or become vulnerable to adversarial attacks that manipulate the AI’s output. As AI becomes more integrated into the Company’s operations, the risks of system failure or malfunction increase, which could disrupt business processes. The rapid pace of AI development requires specialized talent and resources to design, implement, and maintain AI systems. The shortage of skilled AI professionals presents a risk to the Company’s ability to effectively develop and leverage AI technologies. Additionally, the complexity of AI systems demands continuous investment, which could strain resources and impact other areas of the business.

Further, the Company’s investments in AI may not achieve expected returns, may take longer than anticipated to generate value, if at all, or may become obsolete due to rapid technological change. In addition, ADM may be adversely affected if it fails to keep pace with the adoption and effective use of AI technologies by its competitors and other industry participants.

Other Risks

The Company is involved in a number of legal proceedings that may result in adverse outcomes.

The Company is involved in a number of legal proceedings that arise from time to time. The outcome of these proceedings is subject to inherent uncertainties. The actual costs to be incurred depend upon many unknown factors and the outcome of some of these proceedings and other contingencies could adversely affect the Company’s operations or could result in excessive adverse verdicts, fines, or results. Additionally, as the Company has seen in the past, involvement in such lawsuits, investigations and inquiries, and other proceedings, as well as compliance with any settlements or consent decrees that result from those proceedings, could divert management’s attention and resources from other matters, impact the reputation of the Company, and may have a material adverse effect on the Company’s business, financial position or operating results.

For more information regarding pending legal proceedings, please see Part I, Item 3, Legal Proceedings and Part II, Item 8, Note 20, Legal Proceedings.

ARCHER-DANIELS-MIDLAND COMPANY
PART I
Negative publicity has in the past and in the future may adversely affect the Company and the market price of its common stock.

The Company has at times in the past been subject to negative publicity and may in the future face negative publicity. Negative publicity and unfavorable perceptions of the Company have caused and could in the future cause significant declines in the price of the Company’s common stock. Negative publicity can also impact the terms under which some customers and suppliers are willing to continue to do business with the Company and affect the Company’s financial performance or financial condition. In addition, negative publicity or unfavorable perceptions make it more difficult for the Company and its employees to operate, resulting in reduced morale, a potential increase in employee turnover, and difficulty attracting talent. As a result, any new or ongoing negative publicity could have a material adverse effect on the Company’s business, results of operations and financial condition, and the market price of the Company's common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments.

Item 1C.	CYBERSECURITY

Risk Management and Strategy

The Company faces significant and persistent cybersecurity risks due to: the breadth of geographies, networks, and systems ADM must defend against cybersecurity attacks, such as exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats; the attractiveness of the Company’s systems and processes to threat actors (including state-sponsored organizations) seeking to inflict harm on ADM or its customers; the substantial level of harm that could occur to the Company and its customers in case of a material cybersecurity incident; and ADM’s use of third-party products, services and components. ADM is committed to supporting the governance and oversight of cybersecurity risks and to implementing mechanisms, controls, technologies, and processes designed to help the Company assess, identify, and manage these risks.

To date, the Company has not identified risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, the Company is subject to ongoing risks from cybersecurity threats that could materially affect the Company, including its business strategy, results of operations, or financial condition, as further described in Item 1A. Risk Factors.

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

ARCHER-DANIELS-MIDLAND COMPANY
PART I
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

Governance

The Board of Directors has oversight of cybersecurity risk as part of the ERM program. The Board of Directors is assisted by the Sustainability and Technology Committee, which regularly reviews the cybersecurity program with management and reports to the Board of Directors. The Board is also assisted by the Audit Committee in its oversight of the Company's ERM program. Cybersecurity reviews by the Sustainability and Technology Committee or the Board of Directors generally occur quarterly, or more frequently as determined to be necessary or advisable. In recent years, the Board added a director who had previously served as the Chief Information Officer for a large public company with complex information security requirements to enhance the Board's and Sustainability and Technology Committee's oversight of cybersecurity risks.

The Company’s cybersecurity program is led by the Chief Information Security Officer (CISO), who reports to the Senior Vice President and Chief Information and Digital Officer (CIDO). The CISO monitors the Company's prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team, many of whom hold cybersecurity certifications in Information Systems Security or Information Security Management, and through the use of technological tools and software and results from third party audits. Additionally, the CISO directs the Company's Global Information and Cyber Security Council (the “Council”), which includes representatives from key functions such as global technology, compliance, privacy, controlling, operations, security, automation, ERM, and internal audit. The Council promotes alignment and communication of new and ongoing cybersecurity prevention techniques and provides a forum for staying current on the latest cybersecurity threats. The CISO and CIDO report information about such risks to the Board of Directors, the Sustainability and Technology Committee, or the Audit Committee during the regular cybersecurity reviews.

The CISO and CIDO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. The CISO has served in that position since 2018 and was previously the Vice President, Head of Enterprise Security, Americas at Worldpay and a Security Principal/Strategist for Hewlett Packard Enterprises for a combined 20 years of cybersecurity experience. The CIDO joined the Company effective January 14, 2026, replacing the Company's former Chief Technology Officer. Prior to joining ADM, the CIDO served as the Chief Information Technology and Data Officer for the Americas & Global Sales Technology at Danone for approximately six years, and, prior to Danone, held senior IT and data leadership roles at Gillette, Procter & Gamble and Nike since 2007. Through these roles, the CIDO has extensive experience overseeing, managing, and working on cybersecurity programs.

ARCHER-DANIELS-MIDLAND COMPANY
PART I

Item 2.	PROPERTIES

A majority of the Company’s operations are such that most products are efficiently processed near the source of raw materials. Consequently, the Company has many plants strategically located in agricultural commodity producing areas.

The Company owns 147 warehouses and terminals primarily used as bulk storage facilities and has 71 innovation centers. Processing plants and procurement facilities owned or leased by unconsolidated affiliates are not included in the tables below.

The daily capacities of the processing facilities and the storage capacities of the procurement facilities that the Company owns or leases, under operating leases, are as follows:

	Processing Facilities (in '000 metric tons)
	Owned				Leased

	Ag Services	Carbohydrate			Ag Services	Carbohydrate
	and Oilseeds	Solutions	Nutrition	Total	and Oilseeds	Solutions	Nutrition	Total
North America	83	87	8	178	—	—	1	1
LATAM	33	1	4	38	1	—	—	1
EMEA	51	5	4	60	—	1	—	1
APAC	—	—	3	3	1	—	1	2
Total daily capacity	167	93	19	279	2	1	2	5

	Procurement Facilities (in '000 metric tons)
	Owned				Leased

	Ag Services	Carbohydrate			Ag Services	Carbohydrate
	and Oilseeds	Solutions	Nutrition	Total	and Oilseeds	Solutions	Nutrition	Total
North America	11,949	541	62	12,552	766	68	—	834
LATAM	2,107	—	—	2,107	231	—	—	231
EMEA	1,381	—	—	1,381	—	18	—	18
APAC	75	—	—	75	81	—	4	85
Total storage capacity	15,512	541	62	16,115	1,078	86	4	1,168

Item 3.	LEGAL PROCEEDINGS

For information regarding certain legal proceedings involving the Company, see Part II. Item 8. Note 20. Legal Proceedings of this report, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

None.

ARCHER-DANIELS-MIDLAND COMPANY
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market

The Company’s common stock is listed and traded on the New York Stock Exchange under the trading symbol “ADM”.

The number of registered stockholders of the Company’s common stock at February 10, 2026, was 7,228.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
October 1, 2025 to October 31, 2025	183	$67.628	—	114,764,049
November 1, 2025 to November 30, 2025	797	57.306	—	114,764,049
December 1, 2025 to December 31, 2025	—	—	—	114,764,049
Total	980	$59.233	—	114,764,049

(1)The shares shown in this column represent shares received as payments for the withholding taxes on vested restricted stock awards.

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

ARCHER-DANIELS-MIDLAND COMPANY
PART II
Performance Graph

The graph below compares the Company’s common stock with those of the S&P 100 Index and the S&P Consumer Staples Index. The graph assumes an initial investment of $100 on December 31, 2020 and assumes all dividends have been reinvested through December 31, 2025. The stock performance shown in the graph is not indicative of nor intended to forecast the potential future performance of ADM's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS

$225
$200
$175
$150
$125
$100
$75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
ADM
S&P 100
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

This MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 20, 2025.

Company Overview

Archer-Daniels-Midland Company and its subsidiaries (the "Company" or "ADM") unlocks the power of nature to enrich the quality of life. The Company is an essential global agricultural supply chain manager and processor, providing food security by connecting local needs with global capabilities. ADM is also a premier human and animal nutrition provider, as well as a leader in health and well-being products.

Reportable Segments

The Company’s operations are organized, managed, and classified into three reportable segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified within either Corporate or Other Business. See Part II. Item 8. Financial Statements and Supplementary Data. Note 17. Segment and Geographic Information for further information on the nature of our business and our reportable segments.

2025 Strategy

The Company’s goal is to continue to build and sustain long-term value for its shareholders and customers. The Company has established the following priorities to help achieve its goal:

•Focus on execution and cost management – ADM seeks to prioritize operational excellence and drive targeted cost reductions through: (1) boosting plant efficiencies; (2) optimizing operating leverage within the Nutrition segment; and (3) reducing third party spend and selling, general, and administrative expenses.

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

•Deploy capital with discipline – ADM seeks to prudently invest in opportunities while continuing to return value to shareholders through dividends.

The successful execution of the above priorities is expected to afford ADM the ability to continue investing in future growth that creates value over the long-term. ADM is investing in several key areas such as enhanced nutrition, biotics, biosolutions, precision fermentation, and decarbonization. Each of these development pathways has a different growth profile and timeline for value creation, and each complements our core business and presents the potential for compelling, enduring returns.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ADM has refined its digital strategy and has pivoted away from large global implementations and toward prioritizing regional, more agile projects. The Company is accelerating its data journey while continuing to invest in cybersecurity and network and application resilience. As a result of this strategy refinement, during the year ended December 31, 2025, the Company recognized an impairment charge of $179 million related to previously capitalized internal-use software. See Part II. Item 8. Financial Statements and Supplementary Data. Note 18. Asset Impairment, Exit, and Restructuring Costs for further information.

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

ADM is focused on scaling regenerative practices in partnership with farmers, supporting them with tools, insights, and financial incentives to help their operations thrive. ADM is innovating to meet growing demand for sustainably sourced, bio-based products, creating new market opportunities for farmers whose crops deliver health, transparency, and environmental benefits. The Company is modernizing its own operations to improve efficiency, enhance competitiveness, reduce emissions, and help build a more resilient supply chain.

Targeted Actions to Deliver Cost Savings

On February 4, 2025, the Company announced targeted actions expected to deliver in excess of a $500 million of cumulative cost savings in the next 3 to 5 years. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. See Note 18. Asset Impairment, Exit, and Restructuring Costs of “Notes to Consolidated Financial Statements” included in Part II. Item 8. Financial Statements and Supplementary Data for additional information regarding restructuring related charges.

Recent Significant Portfolio Actions

ADM’s recent significant portfolio actions and announcements included:

•The acquisition in January 2025 of Vandamme Hugaria Kft, a 700 metric ton/day non-genetically modified crush and extraction facility based in Hungary. See Note 3. Acquisitions of “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for further information.

•The closure of the Tres Corações facility based in Brazil, in July 2025. Preparation for the closure resulted in exit and restructuring costs, including impairment of certain assets.

•The launch in September 2025 of a joint venture, Plainsman Company, with PYCO Industries, Inc., a leader in the local agricultural communities it serves, combining its and ADM’s Lubbock, Texas, cottonseed processing capabilities.

•Entered into a definitive agreement in September 2025 with Alltech Inc., a global leader in agriculture, to launch a North American animal feed joint venture to offer an industry-leading range of products and solutions for livestock, equine, backyard and leisure animals.

•Entered into a definitive agreement in December 2025 with Planters Cotton Oil Mill, Inc. (Planters), a premier cottonseed processor, to launch a new cottonseed joint venture. Planters is expected to contribute its crush plant in Pine Bluff, Arkansas, as well as additional origination and storage facilities located in the region, to the joint venture. ADM plans to contribute its Memphis, Tennessee, cottonseed facility. ADM expects to continue operating its Memphis oil refinery as part of the joint venture, while its crushing operations at the Memphis facility are expected to end.

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

The Company's Nutrition segment primarily utilizes agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily strongly correlate to changes in cost of products sold. As a result, changes in revenues may correspond to changes in margins.

The Company has consolidated subsidiaries in 75 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except for certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil and Argentina, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require remeasurement to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar.

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Market Factors Influencing Operations and Results in the Twelve Months Ended December 31, 2025

The Company is subject to a variety of market factors which affect the Company’s operations and results, including those discussed below related to 2025.

In the Ag Services and Oilseeds segment, increased global supplies of grains and oilseeds, higher projected ending stocks-to-use ratios, the deferral of U.S. biofuel policy, the evolving global trade landscape, and logistical and weather challenges resulted in compressed margins. The Ag Services subsegment in North America was impacted by global trade policy uncertainty, though it benefited from the partial return of soybean exports in the fourth quarter of the current year from North America to China. Further, low water levels slowed execution pace; South America Origination was negatively impacted by slower corn farmer selling, and the Black Sea business was negatively impacted by farmer retention and logistical issues due to the Russia-Ukraine conflict escalations. In the Crushing and the Refined Products and Other (RPO) subsegments, the postponement of the implementation of European Union Deforestation Regulation and the deferral of U.S. biofuel and trade policy evolution negatively impacted sales volumes and margins.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the Carbohydrate Solutions segment, solid domestic and export demand for ethanol, along with lower industry production, helped improve imbalances between production and domestic demand. For the Starches and Sweeteners subsegment, North America saw demand softness in the sweeteners, paper, and corrugated markets. Europe, the Middle East, and Africa (EMEA) was impacted by higher corn costs and increased competition.

In the Nutrition segment, the Human Nutrition subsegment continued to see growth trends in the Flavors market, as high value categories such as energy drinks and ready to drink beverages continued to perform strongly. Similarly, the Dietary Supplements market continued to grow in line with historical rates and shows expansion opportunities as customer acceptance of postbiotics (heat-stable version of probiotics) allows sales in a larger variety of segments (food and beverage). While tariffs and inflation continue to pose challenges to the Human Nutrition subsegment, clean label and healthier categories are outpacing the broader industry. In the Animal Nutrition subsegment, declining commodity prices continued to support feed ration commodities as well as additive markets, while localized volume softness impacted demand.

Processed volumes by product for the years ended December 31, 2025 and 2024 were as follows (in metric tons):

(In thousands)	2025	2024	Change
Oilseeds	36,324	35,719	605
Corn	18,525	18,541	(16)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The increase in processed oilseeds volumes in 2025 was primarily related to higher volumes in South America due to improved plant reliability, in addition to improved North America crush volumes driven by improved utilization after the restoration of operations at the Company’s Decatur, Illinois facility. The processed corn volumes were consistent year over year.

Federal Clean Fuel Production Credits and Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various U.S. statutes. The Inflation Reduction Act of 2022 introduced the Clean Fuel Production Credit (IRC Section 45Z or "45Z"). The 45Z credit is effective for fuel produced and sold between January 1, 2025 and December 31, 2029 and replaces prior incentives such as the Blenders’ Tax Credit ("BTC") for qualifying fuels. For the year ended December 31, 2025, the Company did not generate significant 45Z credits. The Company estimates that the total benefits available under 45Z will be higher in future periods primarily due to changes enacted in the OBBBA.

The BTC was previously the primary regulation, applicable to qualifying biodiesel. The Inflation Reduction Act of 2022 extended the BTC through December 31, 2024 and established the 45Z effective January 1, 2025, as discussed above. For the year ended December 31, 2024, the Company recorded benefits of $316 million related to the BTC.

Results of Operations
Earnings before income taxes decreased 44% or $1.0 billion, to $1.3 billion. Results in the current year were primarily driven by lower pricing and execution margins. In 2025, the Company recorded $372 million of impairments driven by revaluation losses related to investments in the alternative protein market and the Company's updated investment strategy around startup and development stage companies, $283 million of asset impairment, exit, contingency, restructuring charges, and impairment charges of $179 million related to previously capitalized software, and Wilmar International Limited (“Wilmar”) equity earnings related impacts reflecting a one time remeasurement gain of $254 million and a $163 million penalty charge. In the prior year period, the Company recorded a $461 million impairment of its investment in Wilmar.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total segment operating profit (a non-GAAP measure) in 2025 decreased 23% or $1.0 billion, to $3.2 billion, primarily driven by lower results in the Ag Services and Oilseeds segment and the Carbohydrate Solutions segment. Total segment operating profit (a non-GAAP measure) in the year ended December 31, 2025 excluded specified items of $236 million that were primarily comprised of asset impairment, exit, and restructuring costs, as well as net impacts related to Wilmar. Total segment operating profit (a non-GAAP measure) in the year ended December 31, 2024 excluded asset impairment, restructuring, and net settlement contingencies of $490 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

Revenues for the years ended December 31, 2025 and 2024, were as follows (in millions):

	2025	2024	Change
Ag Services and Oilseeds
Ag Services	$40,363	$44,083	$(3,720)
Crushing	10,353	11,836	(1,483)
Refined Products and Other	10,855	10,597	258
Total Ag Services and Oilseeds	61,571	66,516	(4,945)

Carbohydrate Solutions
Starches and Sweeteners	7,982	8,587	(605)
Vantage Corn Processors	2,755	2,647	108
Total Carbohydrate Solutions	10,737	11,234	(497)

Nutrition
Human Nutrition	4,187	3,944	243
Animal Nutrition	3,325	3,405	(80)
Total Nutrition	7,512	7,349	163

Total Segment Revenues	79,820	85,099	(5,279)

Other Business	449	431	18

Total Revenues	$80,269	$85,530	$(5,261)

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

Revenues decreased $5.3 billion to $80.3 billion driven by lower sales volumes ($2.9 billion) and lower sales prices ($2.3 billion). Lower sales volumes of soybeans, corn, and sorghum were partially offset by higher sales volumes of meal and oils. Lower sales prices of meal, soybeans, and wheat were partially offset by higher sales prices of corn and oils. Ag Services and Oilseeds revenues decreased 7% to $61.6 billion driven by lower sales volumes ($2.8 billion) and lower sales prices ($2.1 billion). Carbohydrate Solutions revenues decreased 4% to $10.7 billion driven by lower sales prices ($330 million) and lower sales volumes ($167 million). Nutrition revenues increased 2% to $7.5 billion driven by higher sales prices ($68 million) and the benefit of a contract cancellation in Health and Wellness ($55 million).

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cost of products sold decreased $4.5 billion to $75.2 billion driven by lower sales volumes and lower average commodity costs. Manufacturing expenses increased $209 million primarily driven by higher compensation costs, insurance costs, and EMEA energy costs, partially offset by decreases in maintenance costs.

Gross profit decreased $745 million or 13%, to $5.0 billion driven by a decrease in margins of $865 million in Ag Services and Oilseeds, partially offset by a margin increase of $113 million in Nutrition.

Selling, general, and administrative expenses decreased 3% to $3.6 billion primarily driven by decreased third party service costs, due to improved cost management, and lower financing fees related to the Company’s accounts receivable securitization programs, driven by the Company's cash management initiative. The decrease was partially offset by increased compensation costs and provisions for bad debts.

Asset impairment, exit, and restructuring costs decreased $72 million to $473 million. Charges in the current year included $283 million of restructuring charges, primarily driven by $207 million and $46 million of charges within the Nutrition segment and the Ag Services and Oilseeds segment, respectively, and an impairment charge of $179 million, related to previously capitalized software, within Corporate. Charges in the prior year included a $461 million impairment related to the Company's Wilmar equity investment, $43 million of impairments related to customer lists and discontinued trademarks in the Animal Nutrition subsegment, $4 million of reportable segment specific restructuring charges and $23 million of restructuring in Corporate.

Equity in earnings of unconsolidated affiliates increased $27 million to $648 million driven by higher earnings from the Company’s investments in Wilmar and Olenex, partially offset by lower earnings in Stratas Foods, Terminal de Grãos Ponta da Montanha S.A., and Mid-America Biofuels. Current year Wilmar earnings included the impact of the Company's share of Wilmar's remeasurement gain of the $254 million and penalty charge of $163 million. See Note 8.    Investments in and Advances to Affiliates of “Notes to Consolidated Financial Statements” included in Part II. Item 8. Financial Statements and Supplementary Data for additional information.

Interest and investment income decreased $444 million to $118 million, primarily due to revaluation losses of $372 million, driven by $257 million and $115 million within Corporate and the Nutrition segment, respectively, in addition to lower interest income at ADM Investor Services due to lower interest rates.
Interest expense decreased $94 million to $612 million primarily due to improved cash management, driven by decreased expense within Corporate driven by lower use of the Company’s commercial paper borrowing programs, lower interest rates, and favorable settlements of international tax audits, as well as lower interest rates at ADM Investor Services.
Other income - net of $150 million decreased $101 million, driven by lower third party insurance recoveries related to Decatur East and West.

Income taxes of $182 million decreased $294 million. The Company’s effective tax rate for 2025 was 14.5% compared to 21.1% for 2024. The change in the effective rate was driven primarily by tax treatment of non-recurring items and the Company's geographic mix of earnings.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Operating Profit

Segment operating profit for the years ended December 31, 2025 and 2024 was as follows (in millions):

	2025	2024	Change
Segment Operating Profit (1)
Ag Services and Oilseeds
Ag Services	$636	$715	$(79)
Crushing	159	844	(685)
Refined Products and Other	529	552	(23)
Wilmar	290	336	(46)
Total Ag Services and Oilseeds	$1,614	$2,447	$(833)

Carbohydrate Solutions
Starches and Sweeteners	$1,059	$1,343	$(284)
Vantage Corn Processors	152	33	119
Total Carbohydrate Solutions	$1,211	$1,376	$(165)

Nutrition
Human Nutrition	$319	$327	$(8)
Animal Nutrition	98	59	39
Total Nutrition	$417	$386	$31

(1) For the year ended December 31, 2025, segment operating profit for the Ag Services and Oilseeds, Carbohydrate Solutions and Nutrition segments included a positive impact of timing-related adjustments for incentive compensation payouts of $45 million, $12 million, and $20 million, respectively. The offsetting adjustment of $77 million was recorded in Corporate with no net impact to the Consolidated Financial Statements.

In the Ag Services and Oilseeds segment, segment operating profit decreased 34%. Ag Services subsegment had lower results compared to the prior year, primarily driven by lower Global Trade results, driven by lower margins due to negative freight timing and lower trading results, and a decrease in sales volumes, partially offset by productivity actions, leading to decreased expenses, and improved Transportation results. Ag Services subsegment results were further impacted by decreased North American volumes and margins, driven by lower soybean exports and the impact of certain export duties, improved results in South America, driven by lower costs related to logistics take or pay contracts that negatively impacted the prior year, partially offset by the temporary disruption at a key port facility in Brazil and lower investment income in South America. Ag Services had approximately $37 million of net negative mark-to-market timing impacts during the current year, compared to approximately $34 million of net positive impacts in the prior year. The Crushing subsegment had lower results versus the prior year, driven by lower soy and canola crush margins and higher manufacturing costs in North America and EMEA; in addition to a decrease in insurance proceeds in the current year of $32 million, down from $76 million in the prior year, relating to the Decatur East insurance claim. South America Crushing results improved slightly on higher volumes. Crushing had approximately $46 million of net positive mark-to-market timing impacts during the current year, compared to approximately $20 million of net positive impacts in the prior year. Refined Products and Other subsegment results were lower than the prior year, driven by uncertain trade policy and lower demand for vegetable oil and biodiesel, negatively impacting biodiesel and refining margins in Europe and North America. The Refined Products and Other subsegment had approximately $46 million of net positive mark-to-market timing impacts during the current year, compared to approximately $194 million of net negative impacts in the prior year.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the Carbohydrate Solutions segment, segment operating profit decreased 12% compared to the prior year. The Starches and Sweeteners subsegment results were lower compared to the prior year driven by lower wet mill ethanol and starch margins and higher manufacturing costs. Prior year results in North America benefitted from the receipt of $84 million of insurance proceeds from the settlement of Decatur West and Decatur East insurance claims compared to $9 million of proceeds received in the current year. In EMEA, results were driven by lower volumes and margins due to the competitive pricing environment and crop quality issues. Global Wheat Milling margins improved due to higher wheat basis gains. The Vantage Corn Processors subsegment results increased compared to the prior year, driven by improved ethanol volumes and margins.

In the Nutrition segment, segment operating profit increased 8%. Human Nutrition subsegment results were lower than the prior year. Flavors results were higher compared to the prior year, driven by higher volumes and margins in North America due to an increase in sales among existing key customers across multiple product categories. Specialty Ingredients results were lower, driven by higher raw material and manufacturing costs due to the resumption of operations at the Decatur East facility. The prior year also benefitted from approximately $71 million of insurance proceeds related to the Decatur East claim as compared to no proceeds in the current year. In Health and Wellness, results were lower as decreased margins, driven by certain negative inventory valuation adjustments and reduced tolling margins due to a contract cancellation, partially offset by higher Biotics margins. Animal Nutrition subsegment results were higher compared to the prior year, driven by cost optimization efforts and improved margins due to higher margin in feed additives and lower raw material costs.

Other Business and Corporate Results

Other Business contribution of operating profit increased 21% from $247 million to $298 million, Captive insurance results improved, driven by lower claim settlements. Current year results included claim payments to segments of $41 million to other segments for the Decatur East and West insurance claims, of which $39 million was from reinsurers, compared to prior year results including partial settlements to segments of $231 million for the Decatur East and West insurance claims, of which $133 million was from reinsurers. ADM Investor Services results were lower due to lower interest rates.

Corporate results were as follows (in millions):

	2025	2024	Change
Interest expense - net (1)	$(408)	$(482)	$74
Unallocated corporate function costs (2)	(1,146)	(1,205)	59
Expenses related to acquisitions	—	(7)	7
Revaluation losses, including impairment, contingency and restructuring charges(3)	(495)	(23)	(472)
Other income - net	—	(4)	4
Total Corporate	$(2,049)	$(1,721)	$(328)

(1)Interest expense - net decreased $74 million, driven by reduced short-term borrowings, lower interest rates on the Company’s commercial paper borrowing programs, and favorable settlements of international tax audits.
(2)Unallocated corporate function costs decreased $59 million, driven by decreases in financing fees related to the Company’s accounts receivable securitization programs, due to improved cash management, in addition to lower third party service costs and lower corporate function costs, due to cost management initiatives, partially offset by increased incentive compensation.
(3)Revaluation losses, including impairment, contingency and restructuring charges increased $472 million driven by $257 million of impairment charges related to market dynamics and the Company's updated investment strategy around startup and development stage companies, an impairment charge of $179 million related to previously capitalized software, and $40 million of charges relating to a legal reserve, all presented as specified items.

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

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the years ended December 31, 2025 and 2024.

	2025		2024
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	484		493

Net earnings and diluted EPS	$1,078	$2.23	$1,800	$3.65
Adjustments: (1)
(Gain) on sale of assets and businesses (net of tax of $9 million in 2025 and $3 million in 2024)	(30)	(0.06)	(8)	(0.02)
Impairment, exit, restructuring charges, and settlement contingencies (net of tax of $154 million in 2025 and $1 million in 2024)	776	1.60	512	1.04
ADM's share of equity method investment non-recurring (gains) and charges, net	(91)	(0.18)	—	—
Expenses related to acquisitions (net of tax of $2 million in 2024)	—	—	5	0.01
(Gain) on contract termination (net of tax of $17 million in 2025)	(52)	(0.11)	—	—
Certain discrete tax adjustments	(21)	(0.05)	30	0.06
Total adjustments	582	1.20	539	1.09
Adjusted net earnings and adjusted diluted EPS	$1,660	$3.43	$2,339	$4.74

(1) Tax effected using the U.S. and other applicable tax rates.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the years ended December 31, 2025 and 2024 (in millions).

	2025	2024	Change
Net earnings	$1,078	$1,800	$(722)
Net loss attributable to non-controlling interests	(5)	(21)	16
Income tax expense	182	476	(294)
Earnings Before Income Taxes	1,255	2,255	(1,000)
Interest expense (1)	446	506	(60)
Depreciation and amortization (2)	1,161	1,141	20
EBITDA	2,862	3,902	(1,040)
(Gains) on sale of assets and businesses	(39)	(11)	(28)
Impairment, exit, restructuring charges, and settlement contingencies	930	513	417
ADM's share of equity method investment non-recurring (gains) and charges, net	(91)	—	(91)
(Gain) on contract termination	(69)	—	(69)
Expenses related to acquisitions	—	7	(7)
Railroad maintenance expense	63	64	(1)
Adjusted EBITDA	$3,657	$4,476	$(819)
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $20 million of accelerated depreciation recorded within restructuring charges as a specified item for the year ended December 31, 2025.

The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the years ended December 31, 2025 and 2024 (in millions).

	2025	2024	Change
Earnings Before Income Taxes	$1,255	$2,255	$(1,000)
Other Business (earnings)	(298)	(247)	(51)
Corporate	2,049	1,721	328
Specified Items:
(Gains) on sale of assets and businesses	(39)	(10)	(29)
Impairment, exit, restructuring charges, and settlement contingencies	435	490	(55)
ADM's share of equity method investment non-recurring (gains) and charges, net	(91)	—	$(91)
(Gain) on contract termination	(69)	—	$(69)
Total Segment Operating Profit	$3,242	$4,209	$(967)

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

At December 31, 2025, the Company’s capital resources included shareholders’ equity of $22.7 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.3 billion, of which $9.4 billion was unused. Of the Company’s total lines of credit, $5.1 billion supported the commercial paper borrowing programs, against which there was $715 million of commercial paper outstanding at December 31, 2025.

As of December 31, 2025, the Company had $1.0 billion of cash and cash equivalents, $312 million of which is cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.1 billion, the Company has asserted these funds are indefinitely reinvested outside the U.S.

As of December 31, 2025, the Company has total available liquidity of $10.4 billion comprised of cash and cash equivalents and unused lines of credit. The Company believes that cash flows from operations, cash and cash equivalents on hand, and unused lines of credit will be sufficient to meet its ongoing liquidity requirements for at least the next twelve months.

Operating Cash Flows

Net cash provided by operating activities was $5.5 billion, $2.8 billion, and $4.5 billion for the years ended December 31, 2025, 2024, and 2023, respectively.

The increase in cash provided by operating activities in 2025 compared to 2024 was due to changes in net working capital, partially offset by lower earnings in the current year. Changes in net working capital were driven by changes in inventory, payables to brokerage customers and segregated investments, partially offset by changes in accrued expenses and other payables.

Changes in inventories resulted in cash inflow of $1.5 billion in the current year reflecting lower commodity pricing and reductions driven by working capital reduction initiatives, compared to an inflow of $162 million in the prior-year, reflecting lower commodity pricing.

Changes in payables to brokerage customers resulted in cash inflow of $1.1 billion in the current year compared to an outflow of $78 million in the prior year. The inflow in the current year is driven by increased trading activity in the Company’s futures commission and brokerage business.

Change in segregated investments resulted in an outflow of $43 million in the current year compared to an outflow of $693 million in the prior year, driven by brokerage customer trading activity.

Changes in accrued expenses and other payables resulted in an outflow of $823 million in the current year period compared to an outflow of $276 million in the prior year period, primarily driven by the valuation of derivative contracts.

Investing Cash Flows

Net cash used in investing activities was $1.0 billion, $2.7 billion, and $1.5 billion for the years ended December 31, 2025, 2024, and 2023, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash used in investing activities for the year ended December 31, 2025 primarily included additions to property, plant and equipment of $1.2 billion, business acquisitions, net of cash acquired of $108 million, proceeds from sales of marketable securities of $277 million, and proceeds from sales of assets, businesses and investments of $111 million.

Net cash used in investing activities for the year ended December 31, 2024 included additions to property, plant and equipment of $1.6 billion, businesses acquired, net of cash acquired of $927 million and purchase of marketable securities of $308 million.

Financing Cash Flows

Net cash used in financing activities was $2.9 billion, $1.5 billion, and $4.6 billion for the years ended December 31, 2025, 2024, and 2023, respectively.

In the year ended December 31, 2025, the Company repaid in full €650 million of 1.000% notes, previously included within Current maturities of long-term debt.

Net cash used in financing activities for the year ended December 31, 2025 and 2024 included net repayments for short-term credit agreements of $1.1 billion and net borrowings of $1.8 billion, respectively.

Dividends paid for the years ended December 31, 2025, 2024, and 2023 were $987 million, $985 million, and $977 million, respectively.

No share repurchases were made in the twelve months ended December 31, 2025. Cash paid for share repurchases for the year ended December 31, 2024 was $2.3 billion. As of December 31, 2025, the Company had 115 million shares remaining that may be repurchased under its stock repurchase program until December 31, 2029.

Credit Ratings

As of December 31, 2025, the three major credit rating agencies maintained the Company’s credit ratings at investment grade levels with a negative outlook.

Accounts Receivable Securitization Program

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $3.0 billion in funding against accounts receivable transferred into the Programs and expand the Company’s access to liquidity through efficient use of its balance sheet assets (see Part II. Item 8. Note 19. Sale of Accounts Receivable for more information and disclosures on the Programs). As of December 31, 2025, the Company utilized $2.1 billion of its facility under the Programs.

Contractual Obligations and Commercial Commitments

In 2026, the Company expects capital expenditures of approximately $1.4 billion and dividend payments of $1.0 billion, subject to other strategic uses of capital and the evolution of operating cash flows and the working capital position throughout the year. The Company’s other material cash requirements within the next 12 months include current maturities of long-term debt of $1.0 billion, interest payments of $527 million, operating lease payments of $357 million, and pension, other postretirement, and defined contribution plan contributions of $119 million.

The Company’s purchase obligations as of December 31, 2025 and 2024 were $13.8 billion and $12.4 billion, respectively. The increase is primarily related to an increase in obligations for commodities. As of December 31, 2025, the Company expects to make payments related to purchase obligations of $12.5 billion within the next twelve months. The Company expects to make payments related to debt and interest, operating leases, purchase obligations and other material cash requirements beyond the next twelve months of approximately $15.3 billion.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements. The Company was in compliance with these covenants as of December 31, 2025.

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

Fair Value Measurements - Inventories and Commodity Derivatives

Description: Certain of the Company’s inventory, inventory-related payables, and commodity derivative assets and liabilities as of December 31, 2025 are valued at estimated fair values, including $6.2 billion of merchandisable agricultural commodity inventories, $822 million of commodity derivative assets, $613 million of commodity derivative liabilities, and $730 million of inventory-related payables. Commodity derivative assets and liabilities include forward purchase and sales contracts for agricultural commodities. Merchandisable agricultural commodities are freely traded, have quoted market prices, and may be sold without significant additional processing.

Judgments and Uncertainties: Management estimates fair value for its commodity-related assets and liabilities based on exchange-quoted prices, adjusted for differences in local markets. The Company’s inventory, inventory-related payables, and commodity derivative fair value measurements are mainly based on observable market quotations without significant adjustments and are therefore reported as Level 2 within the fair value hierarchy. Level 3 fair value measurements of approximately $3.2 billion of assets and $329 million of liabilities represent fair value estimates where unobservable price components represent 10% or more of the total fair value price. For more information concerning amounts reported as Level 3, see Part II. Item 8. Note 4. Fair Value Measurements.

Sensitivity of Estimate to Change: Changes in the market values of these inventories and commodity contracts are recognized in the Consolidated Statements of Earnings as a component of cost of products sold. If management used different methods or factors to estimate market value, amounts reported could differ materially. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods could differ materially.

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

Goodwill Impairment

Description: Goodwill represents the aggregate of the excess consideration paid for acquired businesses over the fair value of the net assets acquired. At December 31, 2025, the Company had goodwill of $4.8 billion. The Company evaluates goodwill for impairment at the reporting unit level annually on October 1 or more frequently whenever there are indicators that the carrying value may not be fully recoverable, utilizing either the qualitative or quantitative testing method. The Company has seven reporting units with goodwill identified at one level below the operating segment using the criteria in ASC 350, Intangibles - Goodwill and Other (Topic 350). Two reporting units do not have any recorded goodwill. During the year ended December 31, 2025, the Company evaluated goodwill for impairment using a qualitative assessment for six reporting units and using a quantitative assessment for the Animal Nutrition reporting unit. See Part II. Item 8. Note 9. Goodwill and Other Intangible Assets for further information.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sensitivity of Estimate to Change: The estimated fair value of the Animal Nutrition reporting unit was evaluated to be approximately 15% in excess of its carrying value and no impairment was recorded.

The Company used a combination of the income and market approaches when performing the quantitative assessment of goodwill for the Animal Nutrition reporting unit. The Company weighted the income approach with a probability weight of 75%, as it is based on the future business plans and growth estimates for the Company’s Animal Nutrition business and thus considers short-term and long-term cash flow expectations for the business. The market approach was weighted at 25%, as it represents an estimate of fair value based on market guideline companies for which future growth expectations are not precisely known. The income approach is predicated upon the value of the estimated future cash flows that a business will generate going forward. The Company used the Discounted Cash Flow (DCF) method under the income approach for the analysis of Animal Nutrition. The market approach assumes that companies operating in the same industry will share similar characteristics and that values will correlate to those characteristics. Therefore, under the market approach, a comparison of the reporting unit to similar companies whose financial information is publicly available may provide a reasonable basis to estimate the fair value of the reporting unit. The two forms of the market approach most commonly applied are the Guideline Public Company (GPC) method and the Guideline Merged and Acquired Company (GMAC) method. The Company utilized the GPC method to estimate the fair value of the Animal Nutrition reporting unit under the market approach. The GMAC method was also considered, but ultimately was not relied upon due to the lack of recent transactions that were directly comparable. In the selection of the appropriate market multiples, the Company considered the performance of the business, the size, risks, opportunities, and a comparison of the margins and growth of the Animal Nutrition business compared to the guideline public companies. The estimated fair value calculated by the GPC method was within 10% of the estimated fair value calculated by the income approach.

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

As of December 31, 2025, goodwill allocated to the Animal Nutrition reporting unit totaled $958 million. For Animal Nutrition reporting unit impairment testing, below are certain hypotheticals where a change would result in an impairment:

–Increase to the discount rate of approximately 175 basis points would result in a goodwill impairment of approximately $29 million;
–Decrease to forecasted EBITDA margins of approximately 150 basis points would result in goodwill impairment of approximately $69 million
–Decrease in the forecasted revenue growth rate of approximately 290 basis points would result in goodwill impairment of approximately $1 million.; and
–Increase in the expected capital expenditures as a percentage of revenue over the entire forecast of approximately 100 basis points would result in a goodwill impairment of approximately $181 million.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Judgments and Uncertainties: The Company has evaluated its investments in affiliates as of December 31, 2025 to be appropriately stated at carrying values. The Company also periodically compares the book value of its investment in Wilmar against its market value as determined through quoted market prices, and evaluates for any potential other-than-temporary impairment. The Company’s investment in Wilmar had a carrying value of $4.0 billion as of December 31, 2025, and a market value of $3.4 billion based on the quoted Singapore Exchange market price, converted to U.S. dollars at the applicable exchange rate, at December 31, 2025. The Company evaluated several factors in its determination of whether an other-than-temporary impairment had occurred. This included consideration of the severity and duration of the carrying value being above Wilmar's stock price, the recent performance of Wilmar’s stock price as quoted on the Singapore Exchange, including stock price performance subsequent to the balance sheet date, Wilmar's financial condition and near-term performance prospects, latest consensus analyst forecasts, Wilmar’s long history of earnings and dividends and the Company’s continued representation on Wilmar’s Board. The Company considers its investment in Wilmar a significant and strategic relationship and has the intent and ability to retain its investment in Wilmar for a period of time sufficient to allow for any anticipated recovery in market value. Based on the evaluation of the factors above, the Company does not consider the investment to be other-than temporarily impaired at December 31, 2025.

Sensitivity of Estimate to Change: The performance of impairment tests involves the use of estimates and assumptions, which may change period to period. If the Company used different assumptions in the evaluation of its equity method investments, including its investment in Wilmar, the Company may conclude that investments are other-than-temporarily impaired.

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

In addition, the Company enters into futures contracts and over-the-counter swaps which are designated as hedges of specific volumes of commodities that will be purchased and processed, or sold, in a future month. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed designated hedging transactions are deferred in other comprehensive income, net of applicable taxes, and recognized as a component of cost of products sold or revenues in the statement of earnings when the hedged item is recognized.

ARCHER-DANIELS-MIDLAND COMPANY
PART II
The Company’s commodity position consists of merchandisable agricultural commodity inventories, related purchase and sales contracts, energy and freight contracts, and exchange-traded and over-the-counter commodity instruments, including contracts used to hedge anticipated transactions. The fair value of the Company’s commodity position is a summation of the fair values calculated for each commodity by valuing all of the commodity positions at quoted market prices for the period, where available, or utilizing a close proxy. The weekly highest, lowest, and average long (short) positions, for the years ended December 31, 2025 and 2024 together with a risk of a hypothetical 10% adverse price change in market prices is as follows (in millions):

	December 31, 2025		December 31, 2024
	Fair Value	Market Risk	Fair Value	Market Risk
Highest position	$541	$54	$543	$54
Lowest position	(37)	(4)	(265)	(27)
Average position	279	28	168	17

The Company monitors market risk exposure through various metrics such as volumetric limits and the value-at-risk (VaR) limits. Volumetric limits are monitored on a daily basis. VaR and related sensitivity analysis, measuring the potential loss in fair value resulting from a hypothetical 10% adverse change in market prices, is monitored on a weekly basis.

Foreign Currency Exchange Risk

The Company has consolidated subsidiaries in more than 75 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except certain significant subsidiaries in Switzerland where Euro is the functional currency, and Brazil and Argentina where U.S. dollar is the functional currency. To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in Euro, British pound, Canadian dollar, and Brazilian real currencies. These currencies represent the major functional or local currencies in which recurring business transactions occur. The Company also uses currency exchange contracts and foreign currency denominated debt as hedges against amounts indefinitely invested in foreign subsidiaries and affiliates. The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options. The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.

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

	December 31, 2025	December 31, 2024
	(In millions)
Fair value of long-term debt	$6,309	$7,055
Fair value amount (under) carrying value	(271)	(501)
Market risk	317	271

ARCHER-DANIELS-MIDLAND COMPANY

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended
	December 31
	2025	2024	2023
	(In millions, except per share amounts)
Revenues	$80,269	$85,530	$93,935
Cost of products sold	75,236	79,752	86,422
Gross Profit	5,033	5,778	7,513

Selling, general, and administrative expenses	3,609	3,706	3,456
Asset impairment, exit, and restructuring costs	473	545	342
Equity in (earnings) of unconsolidated affiliates	(648)	(621)	(551)
Interest and investment (income)	(118)	(562)	(499)
Interest expense	612	706	647
Other (income) - net	(150)	(251)	(176)
Earnings Before Income Taxes	1,255	2,255	4,294

Income tax expense	182	476	828
Net Earnings Including Non-controlling Interests	1,073	1,779	3,466

Net loss attributable to non-controlling interests	(5)	(21)	(17)

Net Earnings Attributable to Controlling Interests	$1,078	$1,800	$3,483

Weighted average number of shares outstanding – basic	484	492	541
Weighted average number of shares outstanding – diluted	484	493	542

Basic earnings per common share	$2.23	$3.66	$6.44
Diluted earnings per common share	$2.23	$3.65	$6.43

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31
	2025	2024	2023
	(In millions)
Net Earnings Including Non-controlling Interests	$1,073	$1,779	$3,466

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	340	(415)	48
Tax effect	110	(45)	32
Net of tax amount	450	(460)	80

Pension and other postretirement benefit liabilities adjustment	24	15	(88)
Tax effect	(6)	(7)	2
Net of tax amount	18	8	(86)

Deferred (loss) on hedging activities	(7)	(41)	15
Tax effect	—	9	(5)
Net of tax amount	(7)	(32)	10

Unrealized (loss) on investments	(4)	(16)	16
Tax effect	—	(1)	(1)
Net of tax amount	(4)	(17)	15

Total other comprehensive income (loss), net of tax	457	(501)	19

Total comprehensive income	1,530	1,278	3,485

Less: Comprehensive (loss) attributable to non-controlling interests	(4)	(21)	(20)

Comprehensive income attributable to Archer-Daniels-Midland-Company	$1,534	$1,299	$3,505

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,015	$611
Short-term marketable securities	32	246
Segregated cash and investments	8,432	7,212
Trade receivables - net	3,021	3,708
Inventories	10,369	11,572
Other current assets	3,796	4,369
Total Current Assets	26,665	27,718
Non-Current Assets
Investments in affiliates	5,560	5,276
Goodwill	4,769	4,509
Intangible assets, net	1,976	2,260
Right of use assets	1,322	1,358
Other non-current assets	918	1,313
Property, plant, and equipment, net	11,179	10,837
Total Non-Current Assets	25,724	25,553
Total Assets	$52,389	$53,271

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$798	$1,903
Current maturities of long-term debt	1,006	674
Trade payables	5,195	5,535
Payables to brokerage customers	8,919	7,772
Accrued expenses and other payables	3,313	3,730
Current lease liabilities	303	324
Total Current Liabilities	19,534	19,938
Long-Term Liabilities
Long-term debt	6,606	7,580
Deferred income taxes	1,135	1,268
Non-current lease liabilities	1,045	1,057
Other	1,042	997
Total Long-Term Liabilities	9,828	10,902

Commitments and contingencies (See Note 20)

Temporary Equity - Redeemable non-controlling interest	287	253

Shareholders’ Equity
Common stock	3,281	3,223
Reinvested earnings	21,983	21,933
Accumulated other comprehensive income (loss)	(2,531)	(2,988)
Non-controlling interests	7	10
Total Shareholders’ Equity	22,740	22,178
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$52,389	$53,271

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31
	2025	2024	2023
Cash flows from operating activities
Net earnings including non-controlling interests	$1,073	$1,779	$3,466
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,181	1,141	1,059
Asset impairment charges	361	519	309
Deferred income taxes	(45)	(130)	(23)
Equity in earnings of unconsolidated affiliates, net of dividends	(224)	(180)	(143)
Stock compensation expense	83	74	112
(Gain) loss on asset sales / investment revaluations, net	285	(12)	38
Other – net	(25)	91	(91)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(43)	(693)	(194)
Trade receivables	855	447	737
Inventories	1,511	162	2,889
Other current assets	672	665	694
Trade payables	(473)	(719)	(1,544)
Payables to brokerage customers	1,064	(78)	(2,059)
Accrued expenses and other payables	(823)	(276)	(790)
Net cash provided by operating activities	5,452	2,790	4,460
Cash flows from investing activities
Capital expenditures	(1,248)	(1,563)	(1,494)
Net assets of businesses acquired	(108)	(927)	(23)
Proceeds from sales of assets, businesses and investments	111	66	60
Purchases of marketable securities	(43)	(308)	—
Proceeds from sales of marketable securities	277	84	—
Other – net	(6)	(54)	(39)
Net cash used in investing activities	(1,017)	(2,702)	(1,496)
Cash flows from financing activities
Long-term debt borrowings	11	27	501
Long-term debt payments	(772)	(1)	(963)
Net (repayments) borrowings under lines of credit agreements	(1,114)	1,800	(390)
Share repurchases, net of tax	—	(2,327)	(2,673)
Cash dividends	(987)	(985)	(977)
Acquisition of non-controlling interests	(4)	(8)	—
Other – net	(21)	(36)	(102)
Net cash used in financing activities	(2,887)	(1,530)	(4,604)
Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	33	(24)	(3)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,581	(1,466)	(1,643)
Cash, cash equivalents, restricted cash, and restricted cash equivalents – beginning of year	3,924	5,390	7,033
Cash, cash equivalents, restricted cash, and restricted cash equivalents – end of year	$5,505	$3,924	$5,390

Cash paid for interest and income taxes were as follows:
Interest	$629	$710	$711
Income taxes	$389	$658	$742

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated Other	Non-controlling	Total
	Common Stock		Reinvested	Comprehensive		Shareholders’
(In millions, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Interests	Equity

Balance, December 31, 2022	547	$3,147	$23,646	$(2,509)	$33	$24,317
Comprehensive income
Net earnings			3,483		(17)	3,466
Other comprehensive income (loss)				22	(3)	19
Cash dividends paid - $1.80 per share			(977)			(977)
Share repurchases	(36)		(2,697)			(2,697)
Stock compensation expense	3	112				112
Stock option exercises, net of taxes	(1)	(110)				(110)
Other	—	5	10		—	15
Balance, December 31, 2023	513	$3,154	$23,465	$(2,487)	$13	$24,145
Comprehensive income
Net earnings			1,800		—	1,800
Other comprehensive income (loss)				(501)	—	(501)
Cash dividends paid - $2.00 per share			(985)			(985)
Share repurchases	(37)		(2,347)			(2,347)
Stock compensation expense	2	74				74
Stock option exercises, net of taxes	—	(23)				(23)
Acquisition of noncontrolling interests		(3)			(1)	(4)
Other	—	21	—		(2)	19
Balance, December 31, 2024	478	$3,223	$21,933	$(2,988)	$10	$22,178
Comprehensive income
Net earnings			1,078		(2)	1,076
Other comprehensive income (loss)				457	—	457
Cash dividends paid - $2.04 per share			(987)			(987)
Share repurchases	—		1			1
Stock compensation expense	2	83				83
Stock option exercises, net of taxes		(31)				(31)
Other	—	6	(42)		(1)	(37)
Balance, December 31, 2025	480	$3,281	$21,983	$(2,531)	$7	$22,740

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Company Overview

Archer-Daniels-Midland Company and its subsidiaries (the "Company" or "ADM") unlocks the power of nature to enrich the quality of life. The Company is an essential global agricultural supply chain manager and processor, providing food security by connecting local needs with global capabilities. ADM is also a premier human and animal nutrition provider, as well as a leader in health and well-being products.

ADM has three reportable segments: Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition. See Note 17.    Segment and Geographic Information for further information on the nature of the Company's business and its reportable segments.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segregated Cash and Investments

The Company segregates certain cash, cash equivalents, and investment balances in accordance with regulatory requirements, commodity exchange requirements, and insurance arrangements. These balances include deposits received from customers of the Company’s registered futures commission merchants and brokerage services, and includes cash margins, securities held and pledged to commodity exchange clearinghouses or other brokers, and cash pledged as security under certain insurance arrangements. The payables to brokerage customers have a corresponding balance in segregated cash and investments and segregated customer omnibus receivable in other current assets.

To the degree these segregated balances are comprised of cash and cash equivalents, they are considered restricted cash and restricted cash equivalents on the Consolidated Statements of Cash Flows.

Segregated cash and investments also include restricted cash collateral for the various insurance programs of the Company’s captive insurance business.

Reconciliation of Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as of December 31, 2025, 2024, and 2023 (in millions).

	December 31,
	2025	2024	2023
Cash and cash equivalents	$1,015	$611	$1,368
Restricted cash and restricted cash equivalents (included in segregated cash and investments)	4,490	3,313	4,022
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,505	$3,924	$5,390

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

Revenue from physically settled derivative sales contracts primarily relates to forward sales of commodities where such contracts meet the definition of a derivative under ASC 815. Revenue from such commodities contracts is recognized at a point in time, upon transferring control of the commodity to the customer, consistent with the recognition principles under Topic 606. Prior to settlement, these contracts are recognized at fair value within current assets and liabilities, with the unrealized gains or losses primarily recorded within Cost of Products Sold. See Note 4. Fair Value Measurements and Note 5. Derivative Instruments & Hedging Activities for further information.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from sales of other products and services is measured based on the consideration specified in the contract with a customer, in accordance with Topic 606. The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product or service to a customer. Revenue for deferred price contracts that allow for pricing to be determined after title of the goods has passed to the customer is recognized when the price is determined. For transportation service contracts, the Company recognizes revenue over time as the transportation service is performed in accordance with the transfer of control guidance of Topic 606. The amount of revenue recognized follows the contractually specified price which may include freight or other contractually specified cost components. The majority of the Company’s contracts with customers have one performance obligation and a contract duration of one year or less. The Company applies the practical expedient in Topic 606, and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

Receivables

The Company records accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances including any accrued interest receivables thereon. The Company estimates uncollectible accounts by pooling receivables according to type, region, credit risk rating, and age. Each pool is assigned an expected loss rate to arrive at a general reserve derived from historical write-offs adjusted, as needed, for regional, economic, and other forward-looking factors. The Company minimizes credit risk due to the large and diversified nature of its worldwide customer base. ADM manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits, and monitoring procedures. Long-term receivables recorded in other assets were not material to the Company’s overall receivables portfolio. The Company recorded bad debt provisions (reversals) in selling, general, and administrative expenses of $27 million, $(16) million, and $6 million in the years ended December 31, 2025, 2024, and 2023, respectively.

Changes to the allowance for estimated uncollectible accounts for the years ended December 31, 2025 and 2024 are as follows (in millions):

	Year Ended December 31
	2025	2024
Opening balance, January 1	$167	$215
Provisions (reversals), net	27	(16)
Write-offs against allowance	(39)	(32)
Recoveries and other	5	—
Closing balance, December 31	$160	$167
Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value. In addition, the Company values certain inventories using the first-in, first-out (FIFO) method at the lower of cost or net realizable value.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Company’s inventories as of December 31, 2025 and 2024 (in millions).

	December 31, 2025	December 31, 2024
Raw materials and supplies (1)	$1,740	$1,922
Finished goods	2,407	2,689
Market inventories	6,222	6,961
Total inventories	$10,369	$11,572

(1) Includes work in process inventories which were not material as of December 31, 2025 and 2024.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives

The Company recognizes its financial and non-financial derivative instruments, excluding exchange-traded instruments, as either assets or liabilities at fair value in its Consolidated Balance Sheets. Unrealized gains are reported as Other current assets and unrealized losses are reported as Accrued expenses and other payables.

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

See Note 5. Derivative Instruments & Hedging Activities for further information.

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

Cost method investments of $143 million and $439 million as of December 31, 2025 and 2024, respectively, are included in other non-current assets in the Company’s Consolidated Balance Sheets.

Revaluation losses of $372 million for the year ended December 31, 2025 were primarily related to investments in alternative protein. Revaluation losses of $16 million for the year ended December 31, 2024 were related to an investment in alternative protein and precision fermentation. Revaluation losses of $76 million for the year ended December 31, 2023 investments in the alternative protein category and precision fermentation.

Revaluation gains and losses are recorded in Interest and investment income in the Company’s Consolidated Statements of Earnings. As of December 31, 2025, the annual upward and downward adjustments were $1 million and $373 million, respectively. As of December 31, 2025, the cumulative of upward and downward adjustments were $114 million and $448 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company capitalized interest on major construction projects in progress of $35 million, $32 million, and $32 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Company’s property, plant, and equipment consisted of the following as of December 31, 2025 and 2024 (in millions).

	December 31, 2025	December 31, 2024
Land	$607	$566
Buildings	6,440	6,143
Machinery and equipment	22,042	20,636
Construction in progress	1,110	1,553
	30,199	28,898
Accumulated depreciation	(19,020)	(18,061)
Property, Plant, and Equipment, Net	$11,179	$10,837

Leases

The Company leases certain transportation equipment, plant equipment, office equipment, land, buildings, and storage facilities. Most leases include options to renew, with renewal terms that can extend the lease term from 1 month to 95 years. The renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Certain leases also include index and non-index escalation clauses and options to purchase the leased property. Leases accounted for as finance leases were immaterial at December 31, 2025.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Definite-lived intangible assets, including previously capitalized software such as third-party configuration costs and internal labor, are amortized over their estimated useful lives of 1 to 65 years and are reviewed for impairment whenever there are indicators the carrying value of the assets may not be fully recoverable.

The Company’s accounting policy is to evaluate goodwill and other intangible assets with indefinite lives for impairment on October 1 of each fiscal year or whenever there are indicators the carrying value of the assets may not be fully recoverable. See Note 9. Goodwill and Other Intangible Assets for further information.

Supplier Payable Programs

The Company has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP are classified as trade payables in the Company’s Consolidated Balance Sheets and in operating activities in the Consolidated Statements of Cash Flows. The supplier invoices that have been confirmed as valid under the program require payment in full generally within 90 days of the invoice date. As of December 31, 2025 and 2024, the Company's outstanding payment obligations that suppliers had elected to sell to the financial institutions were $301 million and $222 million, respectively.

Changes to the outstanding payment obligations for the years ended December 31, 2025 and 2024 were as follows (in millions):

	Year Ended December 31,
	2025	2024
Opening balance, January 1	$222	$274
Obligations confirmed	974	948
Obligations paid	(895)	(1,000)
Closing balance, December 31	$301	$222

Payables to Brokerage Customers

Payables to brokerage customers represent the total of customer accounts at the Company’s futures commission merchant with credit or positive balances. Customer accounts are used primarily in connection with commodity transactions and include gains and losses on open commodity trades as well as securities and other deposits made for margins or other purposes as required by the Company or the exchange-clearing organizations or counterparties. Payables to brokerage customers have a corresponding balance in segregated cash and investments.

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

Research and Development

Costs associated with research and development are expensed as incurred and recorded within selling, general, and administrative expenses. Such costs incurred, net of expenditures subsequently reimbursed by government grants, were $246 million, $269 million, and $256 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Earnings Per Share

Basic earnings per common share are determined by dividing net earnings attributable to controlling interests by the weighted average number of common shares outstanding. In computing diluted earnings per common share, the average number of common shares outstanding is increased by dilutive potential common shares, including unvested restricted stock units, PSUs and common shares underlying stock options outstanding with exercise prices lower than the average market price of common shares using the treasury stock method.

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

Changes to the Company's redeemable non-controlling interests for the years ended December 31, 2025, 2024, and 2023 are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Opening balance, January 1	$253	$320	$299
Net income (loss)	(3)	(21)	(6)
Acquisitions	—	(18)	—
Remeasurement	42	—	—
Currency translation adjustments and other	(5)	(28)	27
Closing balance, December 31	$287	$253	$320

Adoption of New Accounting Pronouncements

Effective December 31, 2025, the Company adopted Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. This ASU enhances the transparency and decision usefulness of income tax disclosures. The amendments address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The adoption of the amended guidance resulted in expanded disclosures in Note. 13 Income Taxes in this report but did not have a significant impact on the Company's Consolidated Financial Statements.

New Accounting Pronouncements Not Yet Adopted

Effective January 1, 2026, the Company will be required to adopt ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification (ASC) 606, Contracts with Customers. The adoption of the amended guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

Effective January 1, 2027, the Company will be required to adopt ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands the scope of contracts that are excluded from derivative accounting to include certain non-exchange traded contracts, with limited exceptions. It also clarifies that the noncash consideration guidance in ASC 606, Contracts with Customers, applies to share-based noncash consideration received from a customer for the transfer of goods or services. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements and related disclosures.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective January 1, 2027, the Company will be required to adopt ASU 2025-09, Derivatives and Hedging (Topic 815): Targeted Improvements to Hedge Accounting. The amended guidance within this ASU is intended to simplify cash flow hedge accounting and enhance the hedging of variable price-components of nonfinancial forecasted transactions. Among other changes, the amendments eliminate the requirement for contractually specified price components in order to qualify for risk componentization for a cash flow hedge program for forecasted nonfinancial transactions. The Company is considering early adopting the amendments in the first quarter of 2026 in accordance with the transition guidance. The Company expects the amendments to better align hedge accounting with the Company’s commodity risk management activities and improving the operability of its commodity cash flow hedge program. The Company does not expect the adoption to have a material effect on its financial position or results of operations.

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

Effective January 1, 2029, the Company will be required to adopt ASU 2025-10, Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance under U.S. GAAP for the recognition, measurement, presentation, and disclosure of government grants received by business entities. Under this ASU, government grants are recognized when it is probable that the entity will comply with the grant’s conditions and will receive the grant. Grants related to income may be presented either as a separate line item or as a reduction of the related expenses. Grants related to assets may reduce the carrying amount of the related asset or be presented as deferred income. This ASU also requires disclosure of the nature and terms of grants, the accounting policies applied, and significant conditions. The amendments in this ASU can be applied on a modified prospective or retrospective basis upon adoption. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2.    Revenues

The following tables present revenue disaggregated by timing of recognition and reportable segments and subsegments for the years ended December 31, 2025, 2024, and 2023 (in millions).

	Year Ended December 31, 2025
	Topic 606 Revenue			Topic 815 (1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	3,797	$775	$4,572	$35,791	$40,363
Crushing	375	—	375	9,978	10,353
Refined Products and Other	3,545	—	3,545	7,310	10,855
Total Ag Services and Oilseeds	7,717	775	8,492	53,079	61,571
Carbohydrate Solutions
Starches and Sweeteners	5,748	—	5,748	2,234	7,982
Vantage Corn Processors	2,755	—	2,755	—	2,755
Total Carbohydrate Solutions	8,503	—	8,503	2,234	10,737
Nutrition
Human Nutrition	4,187	—	4,187	—	4,187
Animal Nutrition	3,325	—	3,325	—	3,325
Total Nutrition	7,512	—	7,512	—	7,512

Total Segment Revenues	23,732	775	24,507	55,313	79,820
Other Business	449	—	449	—	449
Total Revenues	$24,181	$775	$24,956	$55,313	$80,269

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Topic 606 Revenue			Topic 815 (1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	3,779	$923	$4,702	$39,381	$44,083
Crushing	462	—	462	11,374	11,836
Refined Products and Other	2,447	—	2,447	8,150	10,597
Total Ag Services and Oilseeds	6,688	923	7,611	58,905	66,516
Carbohydrate Solutions
Starches and Sweeteners	6,335	—	6,335	2,252	8,587
Vantage Corn Processors	2,647	—	2,647	—	2,647
Total Carbohydrate Solutions	8,982	—	8,982	2,252	11,234
Nutrition
Human Nutrition	3,944	—	3,944	—	3,944
Animal Nutrition	3,405	—	3,405	—	3,405
Total Nutrition	7,349	—	7,349	—	7,349

Total Segment Revenues	23,019	923	23,942	61,157	85,099
Other Business	431	—	431	—	431
Total Revenues	$23,450	$923	$24,373	$61,157	$85,530

	Year Ended December 31, 2023
	Topic 606 Revenue			Topic 815 (1)	Total
	Point in Time	Over Time	Total	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$4,110	$761	$4,871	$42,549	$47,420
Crushing	470	—	470	13,550	14,020
Refined Products and Other	2,295	—	2,295	9,691	11,986
Total Ag Services and Oilseeds	6,875	761	7,636	65,790	73,426
Carbohydrate Solutions
Starches and Sweeteners	7,431	—	7,431	2,454	9,885
Vantage Corn Processors	2,989	—	2,989	—	2,989
Total Carbohydrate Solutions	10,420	—	10,420	2,454	12,874
Nutrition
Human Nutrition	3,634	—	3,634	—	3,634
Animal Nutrition	3,577	—	3,577	—	3,577
Total Nutrition	7,211	—	7,211	—	7,211

Total Segment Revenues	24,506	761	25,267	68,244	93,511
Other Business	424	—	424	—	424
Total Revenues	$24,930	$761	$25,691	$68,244	$93,935

(1) Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts accounted for as derivatives and are outside the scope of Topic 606.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from commodity sales, service fees related to the transportation of goods, sales of products manufactured in its global processing facilities, and structured trade finance activities. Revenue from physically settled derivative sales contracts primarily relates to forward sales of commodities where such contracts meet the definition of a derivative under ASC 815. Revenue from such commodities contracts is recognized at a point in time, upon transferring control of the commodity to the customer, consistent with the recognition principles under Topic 606. Revenue for deferred price contracts that allow for pricing to be determined after title of the goods has passed to the customer is recognized when the price is determined. For transportation service contracts, the Company recognizes revenue over time as the transportation service is performed in accordance with the transfer of control guidance of Topic 606.

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

Other Business

Other Business includes the Company’s futures commission merchant business whose primary sources of revenue are commissions and brokerage income generated from trade execution and clearing settlement of futures contracts and options on futures contracts on behalf of its customers. Commissions and brokerage revenue are recognized on the date the transaction is executed.

Other Business also includes the Company’s captive insurance business, which provides captive insurance services to the Company's reportable segments.

Note 3.    Acquisitions

During the year ended December 31, 2025, the Company acquired Vandamme Hugaria Kft (“Vandamme”), a 700 metric ton/day non-genetically modified crush and extraction facility based in Hungary for an aggregate cash consideration of $125 million. This acquisition adds capabilities to the Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments.

The aggregate cash consideration, net of $28 million in cash acquired, was allocated as follows (in millions):

Vandamme
Working capital, net of cash acquired	$24
Property, plant, and equipment	27
Goodwill	26
Other intangible assets (1)	23
Deferred tax liabilities	(3)
Aggregate cash consideration, net of cash acquired	$97

(1) Primarily represents customer lists with an expected useful life of 13 years.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill recorded in connection with the acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business. This goodwill is not expected to be deductible for tax purposes.

The Company’s Consolidated Statements of Earnings for the year ended December 31, 2025 includes the post-acquisition results of the acquired business which were insignificant.

Note 4.    Fair Value Measurements

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024 (in millions).

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,549	$2,673	$6,222
Unrealized derivative gains:
Commodity contracts	—	310	512	822
Foreign exchange contracts	—	108	—	108
Interest rate contracts	—	17	—	17
Cash equivalents	280	—	—	280
Marketable securities	32	—	—	32
Segregated investments and restricted cash equivalents	1,771	—	—	1,771
Total Assets	$2,083	$3,984	$3,185	$9,252
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$300	$313	$613
Foreign exchange contracts	—	144	—	144
Inventory-related payables	—	714	16	730
Total Liabilities	$—	$1,158	$329	$1,487

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,930	$3,031	$6,961
Unrealized derivative gains:
Commodity contracts	—	404	427	831
Foreign currency contracts	—	272	—	272
Interest rate contracts	—	5	—	5
Cash equivalents	70	—	—	70
Marketable securities	246	—	—	246
Segregated investments and restricted cash equivalents	1,681	—	—	1,681
Total Assets	$1,997	$4,611	$3,458	$10,066
Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$355	$405	$760
Foreign currency contracts	—	212	—	212
Inventory-related payables	—	654	88	742
Total Liabilities	$—	$1,221	$493	$1,714

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

Segregated Investments and Restricted Cash Equivalents

The Company’s segregated investments and restricted cash equivalents are primarily comprised of U.S. Treasury securities purchased using ADM Investor Services customer funds and segregated to meet regulatory requirements. U.S. Treasury securities are valued using quoted market prices and are classified as Level 1.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Assets and Liabilities

The following tables present a rollforward of the activity of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024 (in millions).

	Assets				Liabilities
	December 31, 2025				December 31, 2025
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets		Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, January 1, 2025	$3,031	$427	$3,458		$88	$405	$493
Increase (decrease) in unrealized gains included in Cost of products sold	(1,021)	1,075	54		—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	—	13	852	865
Realized increases (decreases) included in Cost of products sold	28	—	28		(15)	—	(15)
Purchases	18,640	—	18,640		21	—	21
Sales	(17,761)	—	(17,761)		(91)	—	(91)
Settlements	—	(1,106)	(1,106)		—	(985)	(985)
Transfers into Level 3	1,616	241	1,857		—	72	72
Transfers out of Level 3	(1,860)	(125)	(1,985)		—	(31)	(31)
Closing balance, December 31, 2025	$2,673	$512	$3,185		$16	$313	$329

	Assets				Liabilities
	December 31, 2024				December 31, 2024
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets		Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, January 1, 2024	$2,713	$731	$3,444		$101	$457	$558
Increase (decrease) in unrealized gains included in Cost of products sold	697	1,010	1,707		—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	—	17	1,124	1,141
Realized increases (decreases) included in Cost of products sold	(51)	—	(51)		(29)	—	(29)
Purchases	16,296	—	16,296		79	—	79
Sales	(16,609)	—	(16,609)		(81)	—	(81)
Settlements	—	(1,369)	(1,369)		—	(1,142)	(1,142)
Transfers into Level 3	1,416	241	1,657		1	68	69
Transfers out of Level 3	(1,431)	(186)	(1,617)		—	(102)	(102)
Closing balance, December 31, 2024	$3,031	$427	$3,458		$88	$405	$493

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In some cases, the price components that result in differences between exchange-traded prices and local prices for inventories and physical commodity purchase and sale contracts are observable based upon available quotations for these pricing components, and in some cases, the differences are unobservable. These price components primarily include transportation costs and other basis adjustments required due to location, quality, or other contract terms. The changes in unobservable price components are determined by specific local supply and demand characteristics at each location and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these unobservable price components.

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of December 31, 2025 and 2024. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.

	Weighted Average % of Total Price
	December 31, 2025		December 31, 2024
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Related Payables
Basis	21.1%	9.0%	24.9%	31.3%
Transportation cost	22.4%	—%	10.8%	—%
Commodity Derivative Contracts
Basis	23.3%	23.6%	21.8%	23.4%
Transportation cost	25.7%	—%	10.8%	10.8%

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Derivatives Not Designated as Hedging Instruments

Derivatives, including exchange traded contracts and physical commodity purchase or sale contracts, and inventories of certain merchandisable agricultural products, which include amounts acquired under deferred pricing contracts, are stated at fair value. Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2025 and 2024 (in millions).

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$108	$54	$272	$102
Commodity Contracts	822	613	828	760
Total	$930	$667	$1,100	$862

Changes in the fair value of foreign currency-related derivatives are recognized in the Consolidated Statements of Earnings as a component of Revenues, Cost of products sold, and Other (income) - net, depending on the purpose of the contract.

Changes in the fair value of commodity contracts are recognized in the Consolidated Statements of Earnings as a component of Cost of products sold.

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the years ended December 31, 2025, 2024, and 2023 (in millions).

		Cost of		Other expense (income) - net
		products	Interest
	Revenues	sold	Expense		Total
For the Year Ended December 31, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(66)	$269	$—	$(144)
Commodity Contracts	—	478	—	—
Total gain (loss) recognized in earnings	$(66)	$747	$—	$(144)	$537

For the Year Ended December 31, 2024
Pre-tax gains (losses) on:
Foreign Currency Contracts	$29	$(388)	$—	$142
Commodity Contracts	—	391	—	—
Debt Conversion Option	—	—	—	—
Total gain (loss) recognized in earnings	$29	$3	$—	$142	$174

For the Year Ended December 31, 2023
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(33)	$322	$—	$43
Commodity Contracts	—	619	—	—
Debt Conversion Option	—	—	6	—
Total gain (loss) recognized in earnings	$(33)	$941	$6	$43	$957

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives Designated as Hedging Instruments

The Company had certain derivatives designated as cash flow, fair value, and net investment hedges as of December 31, 2025 and 2024.

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

The Company uses exchange-traded futures and options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 56 million bushels per month. During the past 12 months, the Company hedged between 12% and 30% of its monthly grind. At December 31, 2025, the Company had designated hedges representing between 7% to 26% of its anticipated monthly grind of corn for the next 12 months.

The Company uses exchange-traded futures and options contracts to hedge the purchase price of anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses exchange-traded futures and options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 94% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and soybean oil sales at the designated facilities. At December 31, 2025, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and oil sales at the designated facilities over the next 12 months.

The Company uses exchange-traded futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 38% and 59% of the anticipated monthly natural gas consumption at the designated facilities. At December 31, 2025, the Company had designated hedges representing between 8% and 32% of the anticipated monthly natural gas consumption over the next 12 months.

As of December 31, 2025 and 2024, the Company had after-tax gains (losses) of $13 million and $(13) million in AOCI, respectively, related to gains and losses from these programs. The Company expects to recognize $13 million of the 2025 after-tax gains in its Consolidated Statements of Earnings during the next 12 months.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and December 31, 2024, the Company had pre-tax gains of $17 million and $5 million, respectively, in Other current assets related to interest rate swaps with an aggregate notional amount of $500 million. A corresponding offset to the underlying debt is recorded for the same amount, with no net impact to earnings.

Net Investment Hedges

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in a foreign subsidiary against changes in foreign currency exchange rates.

The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $447 million and $394 million as of December 31, 2025 and 2024, respectively, and foreign exchange forwards with an aggregate notional amount of $2.6 billion and $2.1 billion as of each of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had net investment hedge related after-tax (losses) gains of $(171) million and $99 million in AOCI, respectively. The amount is deferred in AOCI until the underlying investments are divested.

The Company had previously designated its €650 million outstanding long-term debt and commercial paper borrowings as a hedge of its net investment in a foreign subsidiary. This long-term debt matured in September 2025 and was paid in full in the year ended December 31, 2025. As of December 31, 2025 and 2024, the Company had after-tax gains of $176 million and $251 million in AOCI, respectively, related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investments are divested.

Fair Value of Derivatives Designated as Hedging Instruments

The following table sets forth the fair value of derivatives designated as hedging instruments as of December 31, 2025 and 2024 (in millions).

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Commodity Contracts	$—	$—	$3	$—
Foreign Currency Contracts	—	90	—	110
Interest Rate Contracts	17	—	5	—
Total	$17	$90	$8	$110

The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedging instruments that have been recognized in Cost of products sold in the Consolidated Statements of Earnings for the years ended December 31, 2025, 2024, and 2023 (in millions).

	December 31,
	2025	2024	2023
Pre-tax losses on:
Commodity Contracts	$(4)	$(77)	$322

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.    Other Current Assets

The following table sets forth the items in other current assets (in millions):

	December 31, 2025	December 31, 2024
Unrealized gains on derivative contracts	$947	$1,108
Customer omnibus receivable	573	872
Margin deposits and grain accounts	575	516
Financing receivables - net	256	258
Insurance premiums receivable	106	76
Prepaid expenses	263	279
Tax receivables	583	539
Non-trade receivables	268	393
Other current assets	225	328
	$3,796	$4,369

Note 7.    Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables (in millions).

	December 31, 2025	December 31, 2024
Unrealized losses on derivative contracts	$757	$972
Accrued compensation	419	346
Income tax payable	83	167
Other taxes payable	181	138
Accrued interest payable	158	153
Insurance liabilities	165	172
Contract liabilities (1)	333	534
Other deferred income	191	156
Other accruals and payables	1,026	1,092
	$3,313	$3,730

(1) Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Revenues recognized in the year ended December 31, 2025 from contract liabilities as of December 31, 2024 were $529 million. Revenues recognized in the year ended December 31, 2024 from contract liabilities as of December 31, 2023 were $529 million.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8.    Investments in and Advances to Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence.

Wilmar Investment

The Company had a 22.5% share ownership in Wilmar International Limited (“Wilmar”) as of December 31, 2025 and 2024. The Company records its share of Wilmar’s financial results on a three-month lag basis, with the exception of transactions or events that occur during the intervening period that materially affect Wilmar’s financial position or results of operations. On November 19th, 2025, Wilmar completed the purchase of additional equity shares of AWL Agri Business Limited (formerly known as Adani Wilmar Limited) ("AWL") from Adani Commodities LLP, representing 13% of the existing paid-up equity share capital of AWL. As a result of Wilmar obtaining control of AWL by increasing shareholding to 57%, Wilmar announced it expects to record a remeasurement gain related to Wilmar's previously held equity interest in AWL to fair value. The Company recorded its proportionate share of this one-time non-cash gain of $254 million, in Equity in loss (earnings) of unconsolidated affiliates within the Consolidated Statements of Earnings, for the Ag Services and Oilseeds segment, presented as a specified item. In addition, during the year ended December 31, 2025, the Company recorded a charge related to its share of a penalty imposed on Wilmar by the September 25, 2025 decision of the Indonesian Supreme Court, on appeal by the Indonesian Attorney General’s Office. The Company recorded $163 million of losses in Equity in loss (earnings) of unconsolidated affiliates within the Consolidated Statements of Earnings, for the Ag Services and Oilseeds segment, presented as a specified item.

The Company’s investment in Wilmar had a carrying value of $4.0 billion as of December 31, 2025, and a market value of $3.4 billion based on the quoted Singapore Exchange market price, converted to U.S. dollars at the applicable exchange rate, at
December 31, 2025. In accordance with its accounting policy, as of December 31, 2025, the Company evaluated several factors in its determination of whether an other-than-temporary impairment of its investment in Wilmar had occurred as of that date. This included consideration of the severity and duration of the carrying value being above Wilmar's stock price, the recent performance of Wilmar’s stock price as quoted on the Singapore Exchange, including stock price performance subsequent to the balance sheet date, Wilmar's financial condition and near-term performance prospects, and latest consensus analyst forecasts. The Company considers its investment in Wilmar a significant and strategic relationship and has the intent and ability to retain its investment in Wilmar for a period of time sufficient to allow for any anticipated recovery in market value. Based on the evaluation of the factors above, the Company does not consider the investment to be other-than temporarily impaired at December 31, 2025. During the year ended December 31, 2024, the Company’s investment in Wilmar was written down to its fair value, resulting in a pre-tax impairment charge of $461 million recorded in asset impairment, exit, and restructuring costs within the Consolidated Statement of Earnings. The Company will continue to reassess its investment in Wilmar which may result in the recognition of an other-than-temporary impairment in the future.

Other Investments

As of December 31, 2025, the Company also holds equity method investments in Pacificor, LLC (32.2%), Olenex Holdings B.V. (37.5%), Hungrana Ltd (50.0%), SoyVen Holding B.V. (50.0%), Almidones Mexicanos S.A. de C.V. (50.0%), Vimison S.A. de C.V. (45.3%), Aston Foods and Food Ingredients (50.0%), Edible Oils Limited (50.0%), Stratas Foods LLC (50.0%), LSCP, LLC (22.1%), Red Star Yeast Company, LLC (40.0%), Plainsman Company, LLC (40.0%), Gradable, LLC (50.0%), Terminal de Grãos Ponta da Montanha S.A. (50.0%), Dusial S.A. (42.8%), Vitafort ZRT (34.3%), Novial SAS (26.2%) ADM Matsutani LLC (50.0%),and Matsutani Singapore Pte. Ltd. (50.0%).

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized Financial Information

The Company had 64 and 69 unconsolidated affiliates as of December 31, 2025 and 2024, respectively. The following tables summarize the aggregated balance sheets as of December 31, 2025 and 2024, and the aggregated statements of earnings of the Company’s unconsolidated affiliates for the years ended December 31, 2025, 2024, and 2023 (in millions).

	December 31,
	2025	2024
Current assets	$37,343	$33,065
Non-current assets	29,982	28,962
Current liabilities	(31,846)	(27,357)
Non-current liabilities	(9,068)	(8,772)
Non-controlling interests	(2,670)	(2,499)
Net assets	$23,741	$23,399

	Year Ended December 31
	2025	2024	2023
Revenues	$83,895	$77,251	$85,754
Gross profit	4,088	3,673	4,261
Net earnings	1,199	2,036	2,452

The Company’s share of the undistributed earnings of its unconsolidated affiliates as of December 31, 2025 was $6.3 billion.

Transactions and Balances with Investees

Net sales to unconsolidated affiliates during the years ended December 31, 2025, 2024, and 2023 were $6.0 billion, $6.7 billion, and $7.0 billion, respectively.

Accounts receivable due from unconsolidated affiliates as of December 31, 2025 and 2024 was $270 million and $342 million, respectively.

The Company provides credit facilities to six unconsolidated affiliates of $128 million. As of December 31, 2025, these facilities had an outstanding balance of $4 million, with interest rates ranging between 3.5% and 6.9%. The outstanding balance is included in Other current assets in the Company's Consolidated Balance Sheets.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable segment and Other Business for the years ended December 31, 2025 and 2024 are as follows (in millions):

	Ag Services & Oilseeds	Carbohydrate Solutions	Nutrition	Other Business	Total
Balance at December 31, 2023	$235	$224	$3,640	$4	$4,103
Acquisitions	—	—	557	—	$557
Currency translation adjustments and other	(17)	(8)	(127)	1	$(151)
Balance at December 31, 2024	218	216	4,070	5	4,509
Acquisitions	19	7	10	—	$36
Currency translation adjustments and other	13	15	197	(1)	$224
Balance at December 31, 2025	$250	$238	$4,277	$4	$4,769

As of each of December 31, 2025 and 2024, accumulated impairment for goodwill was $156 million.

During the year ended December 31, 2025, the Company evaluated goodwill for impairment using a qualitative assessment for six reporting units and using a quantitative assessment for the Animal Nutrition reporting unit within the Nutrition segment. The estimated fair value of the Animal Nutrition reporting unit was evaluated to be approximately 15% in excess of its carrying value and no impairment was recorded.

The Company used a combination of the income and market approaches when performing the quantitative assessment of goodwill for the Animal Nutrition reporting unit. The Company weighted the income approach with a probability weight of 75%, as it is based on the future business plans and growth estimates for the Company’s Animal Nutrition business and considers short-term and long-term cash flow expectations for the business. The market approach was weighted at 25%, as it represents an estimate of fair value based on market guideline companies for which future growth expectations are not precisely known.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

The following table sets forth the detail on other intangible assets.

				December 31, 2025			December 31, 2024
	Useful			Gross	Accumulated		Gross	Accumulated
	Life			Amount	Amortization	Net	Amount	Amortization	Net
	(In years)			(In millions)
Intangible assets with indefinite lives:
Trademarks/brands				$315	$—	$315	$290	$—	$290
Intangible assets with definite lives:
Trademarks/brands	8	to	20	93	(56)	37	86	(42)	44
Customer lists	7	to	30	1,827	(850)	977	1,687	(708)	979
Capitalized software and related costs	3	to	5	985	(694)	291	964	(612)	352
Land rights	20	to	65	97	(34)	63	89	(27)	62
Other intellectual property	6	to	15	196	(165)	31	187	(142)	45
Recipes and other	1	to	35	568	(371)	197	620	(339)	281
Intangible assets in process				65	—	65	207	—	207
Total				$4,146	$(2,170)	$1,976	$4,130	$(1,870)	$2,260

During the year ended December 31, 2025, the Company recorded an impairment charge of $179 million related to previously capitalized software, within Corporate. See Note 18. Asset Impairment, Exit, and Restructuring Costs for further information. Other changes in the gross amounts during the year ended December 31, 2025 were primarily related to additions to capitalized software and intangible assets in process of $56 million, acquisitions of $23 million, and foreign currency adjustments of $162 million.

Aggregate amortization expense was $249 million, $266 million, and $234 million for the years ended December 31, 2025, 2024, and 2023, respectively, of which $82 million, $89 million, and $72 million, respectively, were for amortization of capitalized software and related costs.

The estimated future annual amortization expense for each of the next five years for intangible assets recorded at December 31, 2025 is $250 million, $244 million, $224 million, $199 million, and $149 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10.    Debt Financing Arrangements

The Company’s long-term debt consisted of the following (in millions, except as noted):

Debt Instrument
Interest Rate	Face Amount	Due Date	December 31, 2025	December 31, 2024
1.000% Notes	€650 million	2025	$—	$672
2.500% Notes	$1 billion	2026	999	999
7.500% Debentures	$147 million	2027	147	147
6.750% Debentures	$103 million	2027	103	103
6.625% Debentures	$144 million	2029	144	144
3.250% Notes	$1 billion	2030	999	993
7.000% Debentures	$160 million	2031	165	161
2.900% Notes	$750 million	2032	746	745
5.935% Debentures	$336 million	2032	341	337
4.500% Notes	$500 million	2033	494	493
5.375% Debentures	$432 million	2035	427	426
6.450% Debentures	$103 million	2038	102	103
5.765% Debentures	$297 million	2041	297	297
4.535% Debentures	$383 million	2042	294	291
4.016% Debentures	$371 million	2043	269	266
3.750% Notes	$408 million	2047	403	403
4.500% Notes	$600 million	2049	590	589
2.700% Notes	$750 million	2051	733	732
6.950% Debentures	$157 million	2097	154	154
Other			205	199
Total long-term debt including current maturities			7,612	8,254
Current maturities			(1,006)	(674)
Total long-term debt			$6,606	$7,580

At December 31, 2025, the fair value of the Company’s long-term debt, excluding current portion, was $6.3 billion, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards), compared to a carrying value of $6.6 billion.

The Company’s credit facilities and certain debentures require the Company to comply with specified financial and non-financial covenants including maintenance of minimum tangible net worth as well as limitations related to incurring liens, secured debt, and certain other financing arrangements. The Company was in compliance with these covenants as of December 31, 2025.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate future maturities of long-term debt as of December 31, 2025 are as follows (in millions):

Amount
2026	$1,006
2027	266
2028	—
2029	145
2030	1,006
Thereafter	5,442
Total estimated future maturities	$7,865

At December 31, 2025, the Company had lines of credit, including the accounts receivable securitization programs described below, totaling $12.3 billion, of which $9.4 billion was unused.

The Company had outstanding standby letters of credit and surety bonds at December 31, 2025 and 2024, totaling $1.2 billion and $1.4 billion, respectively.

The Company has accounts receivable securitization programs (the “Programs”). The Programs provide the Company with up to $3.0 billion in funding resulting from the sale of accounts receivable. As of December 31, 2025, the Company utilized $2.1 billion of its facility under the Programs. See Note 19. Sale of Accounts Receivable for further information on the Programs.

The weighted average interest rates on short-term borrowings outstanding at December 31, 2025 and 2024, were 4.0% and 4.7%, respectively. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs, against which there was $715 million of commercial paper outstanding at December 31, 2025.

Credit Ratings

As of December 31, 2025, the three major credit rating agencies maintained the Company’s credit ratings at investment grade levels with a negative outlook.

Note 11.    Stock Compensation

Total compensation expense for Stock Option Grants, Restricted Stock Awards, and PSUs recognized during the years ended December 31, 2025, 2024, and 2023 was $83 million, $74 million, and $112 million, respectively. Changes in incentive compensation expense from period to period are primarily caused by the level of attainment of the PSU performance criteria described below.

Stock Option Grants

The Company’s employee stock compensation plans provide for the granting of options to employees to purchase common stock of the Company pursuant to the Company’s 2020 Incentive Compensation Plan. These options are issued at market value on the date of grant, vest incrementally over one year to five years, and expire ten years after the date of grant.

There were no options granted in 2025, 2024, and 2023. The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2025, was less than 1 year.

There were 595,000 and 1,047,000 shares (all of which were exercisable) under outstanding stock options as of December 31, 2025 and 2024, respectively, and 452,000 options were exercised during the year ended December 31, 2025.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Awards and PSUs

The Company’s 2020 Incentive Compensation Plan provides for the granting of Restricted Stock Awards at no cost to certain officers and key employees. Restricted Stock Awards are made in common stock or stock units with equivalent rights. Prior to the February 2023 grant, Restricted Stock Awards vested at the end of a restriction period of three years. Starting with the February 2023 grant, Restricted Stock Awards have a three-year graded vesting schedule and vest at 33.33% each year.

In addition, the Company’s 2020 Incentive Compensation Plan also provides for the granting of PSUs at no cost to certain officers and key employees. The awards for PSUs are made in common stock units and vest at the end of a vesting period of three years subject to the attainment of certain future service and Company performance criteria. During the years ended December 31, 2025, 2024, and 2023, 3.0 million, 2.6 million, and 1.7 million common stock or stock units, respectively, were granted as Restricted Stock Awards and PSUs. At December 31, 2025, there were 7.5 million shares available for future grants pursuant to the 2020 Incentive Compensation Plan.

The fair value of Restricted Stock Awards and PSUs is determined based on the market value of the Company’s shares on the grant date. The weighted-average grant-date fair values per share of awards granted during the years ended December 31, 2025, 2024, and 2023 were $45.82, $55.16, and $78.90, respectively.

A summary of Restricted Stock Awards and PSUs activity during 2025 is presented below (in thousands, except per share amounts):

	Restricted Stock Awards and PSUs	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2025	5,285	$68.77
Granted	3,002	$45.82
Vested	(2,456)	$72.26
Forfeited	(433)	$41.92
Non-vested at December 31, 2025	5,398	$54.66

The total grant-date fair value of Restricted Stock Awards and PSU's that vested during the year ended December 31, 2025 was $177 million.

At December 31, 2025, there was $72 million of total unrecognized compensation expense related to Restricted Stock Awards and PSUs. Amounts to be recognized as compensation expense during the years ended December 31, 2026, 2027, and 2028 are expected to be $46 million, $24 million, and $2 million, respectively.

Note 12.    Other (Income) Expense – Net

The following table sets forth the items in other (income) expense (in millions).

	Year Ended December 31
	2025	2024	2023
Gains on sale of assets	$(77)	$(27)	$(38)
Other – net	(73)	(224)	(138)
Total other (income) expense - net	$(150)	$(251)	$(176)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13.    Income Taxes

The following table sets forth the geographic split of earnings before income taxes (in millions).

	Year Ended December 31
	2025	2024	2023
United States	$(192)	$656	$1,844
Foreign	1,447	1,599	2,450
Total Earnings Before Income Taxes	$1,255	$2,255	$4,294

Significant components of income tax expense are as follows (in millions):

	Year Ended December 31
	2025	2024	2023
Current expense (benefit)
Federal	$(102)	$108	$291
State	19	8	47
Foreign	310	490	513
	$227	$606	$851
Deferred (benefit) expense
Federal	(46)	(99)	(52)
State	(27)	6	(10)
Foreign	28	(37)	39
	$(45)	$(130)	$(23)
Income tax expense	$182	$476	$828

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31, 2025	December 31, 2024
Deferred tax liabilities
Property, plant, and equipment	$758	$808
Intangibles	330	343
Right of use assets	313	317
Equity in earnings of affiliates	195	236
Debt exchange	47	49
Reserves and other accruals	28	133
Other	36	30
	$1,707	$1,916

Deferred tax assets
Pension and postretirement benefits	$85	$95
Inventories	12	12
Lease liabilities	320	323
Stock compensation	22	36
Foreign tax loss carryforwards	503	386
Foreign capital loss carryforwards	45	41
State tax attributes	32	23
US carryforwards	113	196
Other	81	111
Gross deferred tax assets	1,213	1,223
Valuation allowances	(292)	(223)
Net deferred tax assets	$921	$1,000

Net deferred tax liabilities	$786	$916

The net deferred tax liabilities are classified as follows:
Non-current assets	$349	$352
Non-current liabilities	(1,135)	(1,268)
	$(786)	$(916)

Net Operating Losses and Valuation Allowances

The Company had $503 million and $386 million of tax assets related to net operating loss carryforwards of certain international subsidiaries at December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately $436 million of these assets have no expiration date, and the remaining $67 million expire at various times through fiscal 2034. The annual usage of certain of these assets is limited to a percentage of taxable income of the respective foreign subsidiary for the year. The Company has recorded a valuation allowance of $233 million and $166 million against these tax assets at December 31, 2025 and 2024, respectively, due to the uncertainty of their realization.

The Company had $45 million and $41 million of tax assets related to foreign capital loss carryforwards as of December 31, 2025 and 2024, respectively. The Company recorded a valuation allowance of $45 million and $41 million against these tax assets as of December 31, 2025 and 2024, respectively, due to the uncertainty of their realization.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had $113 million of tax assets related to U.S. income tax attributes at December 31, 2025, of which $72 million will expire between 2029 and 2034, and the remaining $41 million will expire in 2044.

The Company had $32 million and $23 million of tax assets related to state income tax attributes (incentive credits and net operating loss carryforwards), net of federal tax benefit, at December 31, 2025 and 2024, respectively, a majority of which will expire between 2026 and 2030. Due to the uncertainty of realization, the Company recorded a valuation allowance of $14 million and $16 million related to state income tax assets net of federal tax benefit as of December 31, 2025 and 2024, respectively.

In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2025, the Company increased valuation allowances primarily related to net operating loss carryforwards.
The activity related to the income tax valuation allowance for the years ended December 31, 2025, 2024, and 2023 was as follows (in millions):

	Year Ended December 31
	2025	2024	2023
Opening balance, January 1	$223	$216	$209
Additions	92	40	58
Deductions	(23)	(33)	(51)
Ending balance, December 31	$292	$223	$216

Income Tax Rate Reconciliations

The table below provides additional details per the requirements of ASU 2023-09 for the year ended December 31, 2025. See Note 1. Summary of Significant Accounting Policies for additional details on the adoption of ASU 2023-09.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended December 31, 2025
		$	%
Provision for income taxes at U.S. federal statutory rate		$264	21.0%
State and local income tax, net of federal (national) income tax effect		(6)	(0.5)
Foreign Tax Effects:	Singapore - Non-taxable Equity Earning	(65)	(5.2)
	Singapore - Other	(21)	(1.7)
	Japan - Non-deductible Impairment	40	3.2
	Japan - Other	(15)	(1.2)
	Brazil - Valuation Allowance	53	4.2
	Brazil - Other	(2)	(0.1)
	Switzerland - Foreign Rate Differential	(35)	(2.8)
	Switzerland - Other	22	1.8
	Other Foreign Tax Effects	68	5.4
Tax Credits:	Tax benefit on U.S. railroad credits	(63)	(5.0)
	Other tax credits	(27)	(2.1)
Effects of cross-border tax laws	Amended 2017 tax return - transition tax	(24)	(2.0)
	Other	13	1.1
Change in unrecognized tax benefits		(17)	(1.4)
Other adjustments		(3)	(0.2)
Total tax expense and effective tax rate		$182	14.5%

The Company’s effective tax rate for 2025 was 14.5% compared to 21.1% for 2024. The change in the effective rate was driven primarily by tax treatment of non-recurring items and the Company's geographic mix of earnings.

The state and local income tax category reflects income taxes imposed at the state or local level in the jurisdiction of domicile. For the year ended December 31, 2025, state taxes in California, Pennsylvania and Indiana comprised the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2024	2023
U.S. Federal Statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.2	0.9
Foreign earnings taxed at rates other than the U.S. statutory rate	2.2	(0.3)
Foreign currency effects/remeasurement	(4.8)	0.5
Withholding Tax	1.8	0.1
Impairment of Investments	4.3	0.5
Change in Uncertain Tax Position	3.2	0.1
Tax benefit on U.S. biodiesel credits	(2.9)	(1.7)
Second-generation biofuel credit	(1.2)	—
U.S. railroad credits	(2.5)	(1.5)
U.S. tax on foreign earnings	0.6	1.2
Other	(0.8)	(1.5)
Effective income tax rate	21.1%	19.3%

The following table presents supplemental cash flow information related to income taxes paid (net of refunds received):

		Year Ended December 31
		2025
U.S. Federal		$48
US State and Local		15
Foreign:
	Argentina	30
	Canada	44
	Germany	21
	Mexico	58
	Philippines	26
	Switzerland	25
	Other	122
Total cash taxes paid, net of refunds received		$389

OBBBA

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including the energy tax credit policy. The legislation has multiple effective dates between 2025 and 2027. The OBBBA provisions that were effective for 2025 did not have a significant impact on the Consolidated Financial Statements for the year ended December 31, 2025. The Company is evaluating the impact of the adoption of OBBBA on future tax years as additional guidance is issued.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Matters

The Company is indefinitely reinvested with respect to its historical undistributed earnings of certain foreign subsidiaries and undistributed earnings for other foreign subs and corporate joint ventures at December 31, 2025. It is not practicable to determine the amount of unrecognized deferred tax liability related to any remaining undistributed earnings of foreign subsidiaries and corporate joint ventures.

The Company incurred U.S. taxable income of $210 million, $674 million, and $425 million related to Global Intangible Low-Taxed Income (GILTI) and deducted $0 million, $16 million, and $77 million related to Foreign Derived Intangible Income Deduction in fiscal years 2025, 2024, and 2023, respectively. The Company made an accounting policy election to treat GILTI as a period cost. The Company has recorded and will continue to record the impact of tax reform items as U.S. tax authorities issue Treasury Regulations and other guidance addressing tax reform-related changes. The additional guidance, along with the potential for additional global tax legislation changes, may affect significant deductions and income inclusions and could have a material adverse effect on the Company’s net income or cash flow.

Unrecognized Tax Benefits

The following table sets forth a rollforward of activity of unrecognized tax benefits for the year ended December 31, 2025 and 2024 (in millions).

	December 31,
	2025	2024
Opening balance, January 1	$185	$168
Net additions related to current year’s tax positions	9	12
Net additions related to prior years’ tax positions	—	57
Additions (adjustments) related to acquisitions	—	2
Reductions related to prior years’ tax positions	(13)	—
Reductions related to lapse of statute of limitations	(8)	(6)
Settlements with tax authorities	(35)	(48)
Ending balance, December 31	$138	$185

The additions and reductions in unrecognized tax benefits shown in the table included effects related to net income and shareholders’ equity. The changes in unrecognized tax benefits did not have a material effect on the Company’s net income or cash flow. At December 31, 2025 and 2024, the Company had accrued interest and penalties on unrecognized tax benefits of $61 million and $59 million, respectively.

The Company is subject to income taxation and routine examinations in many jurisdictions around the world and frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various jurisdictions. In its routine evaluations of the exposure associated with various tax filing positions, the Company recognizes a liability, when necessary, for estimated potential tax owed by the Company in accordance with applicable accounting standards. Given the long periods of time involved in resolving tax positions, the Company does not expect that the recognition of unrecognized tax benefits will have a material impact on the Company’s effective income tax rate in any given period. If the total amount of unrecognized tax benefits were recognized by the Company at one time, there would be a reduction of $138 million on the tax expense for that period.

The Company remains subject to federal examination in the U.S. for the calendar tax years 2017, and 2022 through 2025.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14.    Leases

The following table sets forth the amounts relating to the Company’s total lease cost and other information (in millions).

	Year Ended December 31
	2025	2024	2023
Lease cost:
Operating lease cost	$430	$410	$390
Short-term lease cost	105	135	126
Total lease cost	$535	$545	$516
Other information:
Operating lease liability principal payments	$415	$397	$374
Right-of-use assets obtained in exchange for new operating lease liabilities	$278	$437	$327
		December 31
		2025	2024
Weighted-average remaining lease term - operating leases (in years)		7	7
Weighted average discount rate - operating leases		4.8%	4.5%

The aggregate future lease payments for operating leases as of December 31, 2025 are as follows (in millions):

Undiscounted
Cash Flows
2026	$357
2027	294
2028	241
2029	175
2030	118
Thereafter	411
Total undiscounted minimum lease payments	1,596
Less: Interest (1)	(248)
Lease liability	$1,348

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

Defined contribution plans

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

Defined contribution plan expenses for U.S. and Canadian employees were $63 million, $76 million, $73 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company’s 401(k) plans held 5 million shares of Company common stock at December 31, 2025, with a market value of $301 million. Cash dividends received on shares of Company common stock by these plans during the year ended December 31, 2025 were $11 million.

Defined benefit plans

The following table sets forth the components of pension benefits expense for the years ended December 31, 2025, 2024, and 2023 (in millions).

	Pension Benefits
	Year Ended December 31
	2025	2024	2023

Defined benefit plans:
Service cost (1)	$48	$46	$41
Interest cost (1)	82	79	76
Expected return on plan assets	(83)	(89)	(83)
Settlement charges	(3)	2	—
Amortization of actuarial loss	5	5	3
Amortization of prior service (credit)	(19)	(20)	(20)
Net periodic defined benefit plan expense	30	23	17

Net actuarial (gain) loss	$(46)	$(38)	$46
Prior service cost	19	26	19
Total pre-tax comprehensive loss (income)	$(27)	$(12)	$65

(1) Service and interest costs are recorded within Cost of products sold and Selling, general, and administrative expenses, in the Consolidated Statements of Earnings, based on the functional responsibilities of employees.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth changes in the defined benefit obligation and the fair value of defined benefit plan assets for the Company's pension benefits for the years ended December 31, 2025 and 2024 (in millions).

	Pension Benefits
	December 31 2025	December 31 2024
Change in defined benefit obligations:
Benefit obligation, beginning	$1,673	$1,765
Service cost	48	46
Interest cost	82	79
Actuarial (gain)	(25)	(111)
Employee contributions	4	4
Benefits paid	(70)	(62)
Plan amendments	—	6
Foreign currency effects and Other	44	(54)
Benefit obligation, ending	$1,756	$1,673
Change in defined plan assets
Fair value of plan assets, beginning	$1,351	$1,415
Actual return on plan assets	105	7
Employer contributions	69	26
Employee contributions	4	4
Benefits paid	(70)	(62)
Foreign currency effects and Other	16	(39)
Fair value of plan assets, ending	$1,475	$1,351

Funded status	$(281)	$(322)

Amounts recognized in the Consolidated Balance Sheets
Other assets (non-current)	$78	$68
Accrued expenses and other payables	(20)	(19)
Other long-term liabilities	(339)	(371)
Net liabilities recognized in the Consolidated Balance Sheets	$(281)	$(322)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1.5 billion, $1.4 billion, and $1.1 billion, respectively, as of December 31, 2025, and $1.4 billion, $1.4 billion, and $1.0 billion, respectively, as of December 31, 2024.

Other Postretirement benefits

The Company recorded $8 million of postretirement benefits expenses for each of the years ended December 31, 2025, 2024, and 2023. The benefit obligation for the postretirement benefits plans totaled $99 million and $102 million as of December 31, 2025 and 2024, respectively.

Supplemental information

The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 5 to 27 years for the Company’s defined benefit pension plans and from 5 to 18 years for the Company’s postretirement benefit plans.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in AOCI for pension benefits at December 31, 2025, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $10 million and unrecognized actuarial loss of $188 million.

Included in AOCI for postretirement benefits at December 31, 2025, are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service cost of $1 million and unrecognized actuarial loss of $18 million.

Future Contributions and Expected Benefit Payments

Based on actuarial calculations, the Company expects to contribute $30 million to the pension plans and $12 million to the postretirement benefit plans during 2026. The Company may elect to make additional discretionary contributions during this period.

The following benefit payments, which reflect expected future service, are expected to be paid by the benefit plans (in millions):

Pension Benefits
2026	$90
2027	95
2028	101
2029	109
2030	115
2031-2035	652

Significant assumptions

The following table sets forth the principal assumptions used in developing net periodic benefit cost:

	Pension Benefits
	December 31 2025	December 31 2024
Discount rate for service cost	4.7%	4.5%
Expected return on plan assets	6.1%	6.0%
Rate of compensation increase	4.8%	4.8%
Interest crediting rate	4.6%	4.0%

The following table sets forth the principal assumptions used in developing the year-end actuarial present value of the projected benefit obligations:

	Pension Benefits
	December 31 2025	December 31 2024
Discount rate	5.1%	5.0%
Rate of compensation increase	4.6%	4.8%
Interest crediting rate	4.7%	4.6%

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For postretirement benefit measurement purposes, a 8.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2025. The rate was assumed to decrease gradually to 4.5% by 2035 and remain at that level thereafter.

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

Common Collective Trust (CCT) Funds:
The investments in CCTs are comprised of U.S. and international equity, fixed income, and other securities, including certain equity index funds. These investments are generally valued at the net asset value (NAV) provided by the administrators of the funds. To the extent a CCT’s NAV is determined and published daily and is the basis for current transactions, the investment is measured at fair value and classified within Level 1 of the fair value hierarchy. Other CCTs, whose NAV is not considered a readily determinable fair value, are measured using the NAV practical expedient and are therefore not included within the fair value hierarchy.

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

The following tables set forth, by level within the fair value hierarchy, the fair value of plan assets as of December 31, 2025 and 2024 (in millions).

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Common stock	$37	$—	$—	$37
Common collective trusts / Mutual funds	162	—	—	162
Corporate bonds	—	550	—	550
U.S. Treasury instruments	152	—	—	152
U.S. government agency, state and local government bonds	—	5	—	5
Other	38	19	—	57
Total assets	$389	$574	$—	$963
Common collective trust funds at NAV
U.S. equity				56
International equity				81
Fixed income				327
Other				48
Total assets at fair value				$1,475

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Common stock	$36	$—	$—	$36
Common collective trusts / Mutual funds	154	—	—	154
Corporate bonds	—	517	—	517
U.S. Treasury instruments	161	—	—	161
U.S. government agency, state and local government bonds	—	4	—	4
Other	13	18	—	31
Total assets	$364	$539	$—	$903
Common collective trust funds at NAV
U.S. equity				30
International equity				67
Fixed income				298
Other				53
Total assets at fair value				$1,351

There are no Plan assets classified as Level 3 in the fair value hierarchy; therefore there are no gains or losses associated with Level 3 assets.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the actual asset allocation for the Company’s global pension plan assets as of the measurement date.

	December 31 2025(1)(2)	December 31 2024(2)
Equity securities	23%	21%
Debt securities	66%	68%
Other	11%	11%
Total	100%	100%

(1)The Company’s U.S. pension plans contain approximately 68% of the Company’s global pension plan assets. The actual asset allocation for the Company’s U.S. pension plans as of the measurement date consists of 24% equity securities, 70% debt securities, and 6% other. The target asset allocation for the Company’s U.S. pension plans is approximately the same as the actual asset allocation. The actual asset allocation for the Company’s foreign pension plans as of the measurement date consists of 20% equity securities, 59% debt securities, and 21% other. The target asset allocation for the Company’s foreign pension plans is approximately the same as the actual asset allocation.

(2)The Company’s pension plans did not directly hold any shares of Company common stock as of the December 31, 2025 and 2024 measurement dates.

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

Note 16.    Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with no par value. No preferred stock has been issued.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Treasury Stock

At December 31, 2025 and 2024, the Company had approximately 235.5 million shares and 237.6 million shares, respectively, of its common shares in treasury. Treasury stock is recorded at cost as a reduction of equity.

Repurchase Program

On December 11, 2024, the Company's Board of Directors approved a second extension of its existing stock repurchase program through December 31, 2029 and the repurchase of up to an additional 100 million shares under the extended program. As of December 31, 2025, the Company had 115 million shares remaining under its share repurchase program until December 31, 2029.

Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component and the reclassifications out of AOCI for the years ended December 31, 2025, 2024, and 2023 (in millions).

	Foreign Currency Translation Adjustments	Deferred Gain (Loss) on Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(2,622)	$148	$(22)	$(13)	$(2,509)
Other comprehensive income (loss) before reclassifications	204	337	(46)	16	511
(Loss) from net investment hedges	(153)	—	—	—	(153)
Amounts reclassified from AOCI	—	(322)	(42)	—	(364)
Tax effect	32	(5)	2	(1)	28
Net of tax amount	83	10	(86)	15	22
Balance at December 31, 2023	(2,539)	158	(108)	2	(2,487)
Other comprehensive income (loss) before reclassifications	(607)	(118)	(27)	(16)	(768)
Gain on net investment hedges	192	—	—	—	192
Amounts reclassified from AOCI	—	77	42	—	119
Tax effect	(45)	9	(7)	(1)	(44)
Net of tax amount	(460)	(32)	8	(17)	(501)
Balance at December 31, 2024	(2,999)	126	(100)	(15)	(2,988)
Other comprehensive income (loss) before reclassifications	803	(11)	36	(4)	824
(Loss) on net investment hedges	(463)	—	—	—	(463)
Amounts reclassified from AOCI	—	4	(12)	—	(8)
Tax effect	110	—	(6)	—	104
Net of tax amount	450	(7)	18	(4)	457
Balance at December 31, 2025	$(2,549)	$119	$(82)	$(19)	$(2,531)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts reclassified from AOCI Year Ended December 31,			Affected line item in the Consolidated Statements of
Details about AOCI components	2025	2024	2023	Earnings
Deferred loss (gain) on hedging activities
	$4	$77	$(322)	Cost of products sold
	(1)	(20)	77	Income tax expense
	$3	$57	$(245)	Net earnings

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

The reportable segments have been identified based on financial data utilized by the Chief Operating Decision Maker (CODM), which is the Company’s Chief Executive Officer, who is also the Company’s Chair of the Board. The CODM uses segment operating profit as the measurement of segment profit or loss. Separate financial information for the Company’s three reportable segments is evaluated by the CODM on a monthly basis to allocate resources and assess performance. The CODM does not use total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included. Segment operating profit is based on net sales less identifiable operating expenses. Also included in segment operating profit is equity in (loss) earnings of affiliates based on the equity method of accounting. Specified items and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by the CODM exclusive of these items.

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, as well as the crushing and processing of oilseeds, including soybeans and soft seeds such as cottonseed, sunflower seed, canola, rapeseed, and flaxseed. The segment produces and markets vegetable oils and oilseed protein meals used by food, feed, energy, and industrial customers. Crude and partially refined vegetable oils are sold to third parties, including renewable diesel manufacturers, or further processed into salad oils, margarine, shortening, biodiesel, glycols, and other food and industrial products. Oilseed protein meals are primarily sold as ingredients for commercial livestock and poultry feeds. The segment is also a major supplier of peanuts and peanut‑derived ingredients and manufactures cotton cellulose pulp in North America for chemical, paper, and other industrial markets. In addition, its integrated grain sourcing, handling, and multimodal transportation network supports global import, export, and distribution activities and provides essential services to customers and the Company’s processing operations. The Company also engages in various structured trade finance activities to leverage its global trade flows. This segment also includes the Company’s share of the results of its equity investments in Wilmar, Pacificor, LLC, SoyVen Holding B.V., Olenex Holdings B.V., Edible Oils Limited, Stratas Foods LLC, Terminal de Grãos Ponta da Montanha S.A., Gradable, LLC, and Plainsman Company, LLC.

The Carbohydrate Solutions segment engages in corn and wheat wet and dry milling and related processing activities. The segment converts corn and wheat into products and ingredients used in food and beverage applications, including sweeteners, starches, syrups, glucose, wheat flour, and dextrose. Dextrose and starches are also utilized as feedstocks in downstream processes, including fermentation to produce alcohol and other food and animal feed ingredients. Ethanol is produced for use as an octane enhancer and oxygenate in gasoline. In addition, the segment produces distillers’ grains, corn gluten feed, and corn gluten meal for use as animal feed ingredients. Corn germ, a by‑product of wet milling, is further processed into vegetable oil and protein meal, and citric acids are produced for food and industrial applications. The Carbohydrate Solutions segment also advances carbon capture and sequestration and other emissions‑reduction initiatives, positioning the business to support lower‑carbon operations and the growing use of plant‑based alternatives to fossil‑derived materials. This segment also includes the Company’s share of the results of its equity investments in Hungrana Ltd., Almidones Mexicanos S.A. de CV, Aston Foods and Food Ingredients, Red Star Yeast Company, LLC, and LSCP, LLC.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Nutrition segment serves various end markets including food, beverages, and nutritional supplements for humans, and complete feed, feed premix and additives, pet food and pet treats for livestock, aquaculture, and pets. The segment engages in the creation, manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, flavors and colors derived from nature, flavor systems, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, and other specialty food and feed ingredients and systems. The Nutrition segment also includes activities related to the procurement, processing, and distribution of edible beans, the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. This segment also includes the Company’s share of the results of its equity investments in Vimison S.A. de C.V., Dusial S.A., Vitafort ZRT, Novial, ADM Matsutani LLC and Matsutani Singapore Pte. Ltd.

Other Business results include the Company’s financial business units related to futures commission and insurance activities. Corporate results principally include unallocated corporate expenses, interest cost net of interest income, and revaluation gains and losses on cost method investments and the share of the results of equity investments in early-stage start-up companies.

Intersegment sales have been recorded using principles consistent with Topic 606.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment Information for the Years ended December 31, 2025, 2024 and 2023

The following tables present data by segment (in millions).

	Year Ended December 31, 2025
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$61,571	$10,737	$7,512	$79,820
Other Business				449
Total revenues				$80,269

Less:
Cost of materials	56,128	6,679	4,644
Manufacturing costs	3,545	2,657	1,306
Selling, general, and administrative expenses	847	327	1,126
Other segment items (1)	(563)	(137)	19
Segment operating profit	$1,614	$1,211	$417	$3,242

Reconciliation of segment operating profit
Other Business				298
Corporate (2)				(2,049)
Specified items:
Gains on sales of assets and businesses				39
Asset impairment, restructuring, and net settlement contingencies				(435)
Gain on contract termination				69
ADM's share of equity method investment non-recurring (gains) and charges, net (3)				91
Earnings Before Income Taxes				$1,255

(1) Other segment items for each reportable segment include Equity in the earnings of affiliates, Interest and investment (income), Interest expense, and Other (income) - net.

(2) Includes a $179 million impairment charge related to previously capitalized software and a $254 million impairment related to certain investments, presented as specified items. See Note 18. Asset Impairment, Exit, and Restructuring Costs for further information.

(3) Represents the Company's share of Wilmar's non-recurring gains related to remeasurement of Wilmar's previously held equity interest in AWL to fair value, and the penalty imposed on Wilmar during the year ended December 31, 2025. See Note 8. Investments in and Advances to Affiliates for further information.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(1) Other segment items for each reportable segment include Equity in the earnings of affiliates, Interest and investment (income) expense, Interest expense, and Other (income) - net.

(2) Includes a $461 million impairment charge related to the Company's investment in Wilmar, within the Ag Services and Oilseeds segment.

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

(1) Other segment items for each reportable segment include Equity in the earnings of affiliates, Interest and investment (income) expense, Interest expense, and Other (income) - net.

(2) Includes charges related to the impairment of certain long-lived assets, goodwill, intangibles.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Year Ended December 31
	2025	2024	2023
Intersegment revenue
Ag Services and Oilseeds	$1,759	$1,716	$2,108
Carbohydrate Solutions	805	889	918
Nutrition	57	68	48
Total intersegment revenue	$2,621	$2,673	$3,074

Depreciation expense
Ag Services and Oilseeds	$413	$376	$350
Carbohydrate Solutions	315	305	304
Nutrition	158	151	132
Total segment depreciation expense	886	832	786
Other Business	9	9	10
Corporate	37	34	29
Total depreciation expense	$932	$875	$825

Amortization expense
Ag Services and Oilseeds	$12	$14	$17
Carbohydrate Solutions	5	6	8
Nutrition	156	158	136
Total segment amortization expense	173	178	161
Corporate	76	88	73
Total amortization expense	$249	$266	$234

Interest and investment income
Ag Services and Oilseeds	$54	$84	$54
Nutrition	(115)	—	(18)
Total segment interest and investment income	(61)	84	36
Other Business	395	463	499
Corporate	(216)	15	(36)
Total interest and investment income	$118	$562	$499

Equity in earnings of unconsolidated affiliates
Ag Services and Oilseeds	$521	$474	$459
Carbohydrate Solutions	104	127	76
Nutrition	29	29	21
Total segment equity in earnings of unconsolidated affiliates	654	630	556
Corporate	(6)	(9)	(5)
Total equity in earnings of unconsolidated affiliates	$648	$621	$551

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information for the Company for Years ended December 31, 2025, 2024 and 2023

The following geographic data include revenues from external customers attributed to the countries based on the location of the subsidiary making the sale (in millions).

	Year Ended
	December 31
	2025	2024	2023
Revenues
United States	$31,175	$33,550	$38,783
Switzerland	17,793	19,877	19,898
Cayman Islands	6,093	5,603	7,646
Brazil	3,358	3,353	3,361
Mexico	2,741	3,209	3,185
Canada	1,767	2,055	2,400
United Kingdom	2,115	2,186	2,219
Other Foreign	15,227	15,697	16,443
Total Revenues	$80,269	$85,530	$93,935

Long-lived assets represent the net book value of property, plant, and equipment and right-of-use (ROU) assets based on physical location (in millions).

	December 31
	2025	2024
Property, plant, and equipment, net
United States	$7,007	$6,965
Brazil	899	872
Other Foreign	3,273	3,000
Total property, plant, and equipment, net	$11,179	$10,837

ROU assets
United States	$1,063	$1,063
Other Foreign	259	295
Total ROU assets	$1,322	$1,358

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18.    Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs, presented as specified items (in millions).

	Year Ended December 31
	2025	2024	2023
Restructuring and exit costs (1)	$283	$26	$33
Impairment charge - goodwill and other intangible assets (2)	179	43	201
Impairment charge - other long-lived assets (3)	11	476	108
Total asset impairment, exit, and restructuring costs	$473	$545	$342

(1)On February 4, 2025, the Company announced targeted actions expected to deliver in excess of $500 million of cost savings by fiscal 2029. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. Charges associated with these actions, as well as similar initiatives in prior periods, are reflected as restructuring charges. The year ended December 31, 2025 included restructuring charges (primarily impairment of long-lived assets, impairment of intangible assets, and employee termination benefits) of $207 million, $46 million, $8 million, and $22 million within the Nutrition segment, the Ag Services and Oilseeds segment, the Carbohydrate Solutions segment, and Corporate, respectively. The year ended December 31, 2024 included restructuring charges of $3 million within the Nutrition segment and $23 million, within Corporate. The year ended December 31, 2023 included several individually insignificant restructuring charges of $18 million, $5 million, $4 million, and $6 million within the Nutrition segment, Ag Services and Oilseeds segment, Carbohydrate Solutions segment, and Corporate, respectively.
(2)The year ended December 31, 2025 included an impairment charge of $179 million, related to previously capitalized software, within Corporate. The year ended December 31, 2024 included impairments of discontinued Animal Nutrition trademarks of $43 million, within the Nutrition segment. The year ended December 31, 2023 included impairments related to goodwill of $137 million and customer list and discontinued Animal Nutrition trademarks totaling $64 million, within the Nutrition segment.

(3)The year ended December 31, 2025 included an impairment charge of $11 million related to a certain long-lived asset within the Nutrition segment. The year ended December 31, 2024 included $461 million impairment charge related to the Company’s investment in Wilmar, within the Ag Services and Oilseeds segment. The year ended December 31, 2023 included impairments related to certain long-lived assets of $10 million, $33 million, and $65 million, within the Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition segments, respectively.

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

As of December 31, 2025 and 2024, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s Consolidated Balance Sheets was $2.1 billion and $2.0 billion, respectively. Total receivables sold were $44.3 billion, $46.9 billion, and $54.8 billion for the years ended December 31, 2025, 2024, and 2023, respectively. Cash collections from customers on receivables sold were $44.7 billion, $47.0 billion, and $53.6 billion for the years ended December 31, 2025, 2024, and 2023, respectively. All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and the collection of the receivables is not subject to significant interest rate risk, given the short-term nature of the Company’s trade receivables. Receivables pledged as collateral to the Purchasers were $290 million and $693 million as of December 31, 2025 and 2024, respectively.
Transfers of receivables under the Programs resulted in an expense of $48 million, $95 million, and $56 million, for the years ended December 31, 2025, 2024, and 2023, respectively, which is classified as selling, general, and administrative expenses in the Consolidated Statements of Earnings.

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

In accordance with applicable accounting standards, the Company records a liability in its Consolidated Financial Statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss contingency is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the Consolidated Financial Statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded or disclosed. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC and several other ethanol producers (collectively, “UWGP”) filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP appealed the dismissal to the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”). On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. The case was transferred back to the Central District of Illinois, and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal, and on January 12, 2024, the appellate court vacated the dismissal and remanded the case to the district court for further proceedings. On March 8, 2024, GP filed an amended complaint, which ADM moved to dismiss. On December 3, 2024, the court issued a decision on ADM’s motion to dismiss GP’s amended complaint, denying one ground for dismissal and certifying a question of law to the Nebraska Supreme Court before deciding the other ground. On July 18, 2025, the Seventh Circuit affirmed the dismissal of UWGP’s amended complaint. Following that decision, the district court ordered that ADM may file a renewed motion to dismiss MRE’s amended complaint, which ADM filed on October 6, 2025. Separately, on September 26, 2025, UWGP filed a complaint against ADM in Wisconsin state court asserting one claim for tortious interference with contractual relations. ADM moved to dismiss UWGP's complaint in Wisconsin state court on November 24, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Archer-Daniels-Midland Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archer-Daniels-Midland Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Description of the Matter	As explained in Notes 1 and 4 to the consolidated financial statements, certain merchandisable agricultural commodity inventory and inventory-related payables are stated at market or fair value. Forward commodity purchase and sales contracts that qualify as derivative contracts are also stated at market or fair value. The merchandisable agricultural commodity inventory, inventory-related payables, and forward commodity purchase and sales contracts are considered level 2 and 3 fair value instruments. As of December 31, 2025, the market or fair values for certain merchandisable agricultural commodity inventories, inventory-related payables, forward commodity contracts in an asset position, and forward commodity contracts in a liability position were $6,222 million, $730 million, $822 million, and $613 million, respectively.

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

Animal Nutrition Goodwill Impairment Evaluation

Description of the Matter	At December 31, 2025, the Company’s total goodwill was $4.8 billion of which $1.0 billion was assigned to the Animal Nutrition reporting unit. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 9 of the consolidated financial statements, goodwill is tested at the reporting unit level for impairment at least annually on October 1, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company uses an income and market approach in its quantitative impairment tests and determined the fair value of the Animal Nutrition reporting unit exceeded its carrying value by approximately 15% at the assessment date.

Auditing the Company’s Animal Nutrition goodwill impairment charge was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate determined using a weighted income and market approach was sensitive to significant assumptions such as revenue growth rates and projected EBITDA margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions and the performance of the Animal Nutrition reporting unit.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process, including controls over management’s review of the assumptions described above.

To test the estimated fair value used in the Company’s Animal Nutrition reporting unit, we performed audit procedures that included, among others, assessing the methodologies used to determine the fair value of the reporting unit and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. As it pertains to revenue growth rates and projected EBITDA margins, we compared the significant assumptions used by management to historical results and current industry and economic trends, as applicable. We assessed the historical accuracy of management’s estimates. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company to determine the fair value of the reporting unit and testing of certain significant assumptions.

Investment in Wilmar Impairment Evaluation

Description of the Matter	As explained in Notes 1 and 8 to the consolidated financial statements, the Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable, recognizing an impairment loss when a decline in fair value is determined to be other-than-temporary. As of December 31, 2025, the Company’s equity method investment in Wilmar had a carrying value of $4.0 billion and a fair value of $3.4 billion, based on the market price quoted on the Singapore Exchange, converted to U.S. dollars at the applicable exchange rate.

Auditing the Company’s assessment of whether the decline in the fair value of its investment in Wilmar is other-than-temporary is complex due to the judgment involved in evaluating both the severity and duration of the decline in fair value and the ability of the investment to recover the carrying amount in the near-term.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment assessment of its investment in Wilmar.

To test whether the Company’s investment in Wilmar was other-than-temporarily impaired, our audit procedures included, among others, evaluating (i) the Company’s intent and ability to hold the investment until recovery in market value, (ii) financial condition and near-term prospects of Wilmar, (iii) the severity and duration of the decline in the investment’s fair value below its carrying amount, and (iv) the ability of the investment to recover its carrying amount in the near-term. For example, we evaluated the historical price performance of Wilmar’s stock (including such performance subsequent to the balance sheet date), analyzed trends in the magnitude of the difference between the investment’s fair value and its carrying amount over time, and considered analyst coverage of Wilmar’s stock to understand both company-specific and industry factors relevant to management’s impairment assessment. Finally, we evaluated the adequacy of the Company’s financial statement disclosures related to its impairment assessment of the investment in Wilmar.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1930.

Saint Louis, Missouri
February 17, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Archer-Daniels-Midland Company

Opinion on Internal Control Over Financial Reporting

We have audited Archer-Daniels-Midland Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Archer-Daniels-Midland Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vandamme Hugaria Kft (Vandamme) which are included in the 2025 consolidated financial statements of the Company and constituted 0.2% of total assets, after excluding goodwill and intangibles assets recorded, as of December 31, 2025, and 0.1% and 0.3% of revenues and net earnings attributable to controlling interests, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Vandamme.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Saint Louis, Missouri
February 17, 2026

ARCHER-DANIELS-MIDLAND COMPANY
PART II

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of December 31, 2025.
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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting did not include the internal controls of Vandamme Hugaria Kft (Vandamme), which was acquired in the year ended December 31, 2025. In accordance with the SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Vandamme is included in the Company’s Consolidated Financial Statements and constituted 0.2% of total assets, after excluding goodwill and intangibles assets recorded, as of December 31, 2025, and 0.1% and 0.3% of revenues and net earnings attributable to controlling interests, respectively, for the year ended December 31, 2025.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management assessed the design and operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting were effective as of December 31, 2025.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. That report is included herein and is incorporated in this Item 9A by reference.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed, during the fourth quarter of 2023, in connection with the Company’s investigation relating to intersegment sales, the Company identified a material weakness in its internal control over financial reporting related to the Company’s accounting practices and procedures for segment disclosures. The material weakness resulted from inadequate controls that allowed for certain intersegment sales to be reported at amounts that were not in accordance with ASC 606, Revenue from Contracts with Customers. Specifically, the Company did not have adequate controls in place around measurement of certain intersegment sales between the Company’s reporting segments. In addition, appropriate controls were not in place for the reporting of intersegment sales and for the application of disclosure requirements within ASC 280, Segment Reporting. The absence of adequate controls with respect to the reporting of intersegment sales impacted the completeness and accuracy of the Company’s segment disclosures and review controls over projected financial information utilized in goodwill and other long-lived asset impairment tests.

ARCHER-DANIELS-MIDLAND COMPANY
PART II
In response to the material weakness referred to above, under the oversight of the Audit Committee of the Company's Board of Directors, the Company implemented changes to its internal control over financial reporting, related to the Company’s accounting practices and procedures for intersegment sales and to enhance the reliability of its financial statements with respect to the pricing and reporting of such sales. Specifically, the Company (i) enhanced the Company’s procedures and accounting policies with respect to the measurement of intersegment sales and (ii) improved its documentation of the Company’s pricing guidelines for intersegment sales. In addition, the design and documentation of the execution of pricing and measurement controls for segment disclosure purposes and projected financial information used in impairment analyses were enhanced. Further, training for relevant personnel on the measurement of intersegment sales and application of relevant accounting guidance to intersegment sales and segment disclosures has been provided and continues to be an integral part of the Company’s on-going annual training program.

Based on evidence validating the operational effectiveness of the Company’s newly implemented controls, as previously disclosed, the Company concluded that the previously disclosed material weakness was fully remediated as of June 30, 2025. The operational effectiveness of these implemented controls has been tested effectively through the end of the fiscal year.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described above, during the year ended December 31, 2025, the Company completed the acquisition of Vandamme. As a result of the acquisition, the Company is in the process of reviewing the internal control structures of this business and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.

Item 9B.	OTHER INFORMATION

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012

In fiscal 2025, ADM International Sarl (“ADMI”), a wholly-owned subsidiary of the Company, engaged CCIC Singapore PTE. Ltd. (“CCIC Singapore”) to provide inspection and fumigation-related services for certain agricultural commodities delivered to China between March 2025 and May 2025.

On May 13, 2025, the U.S. Department of Treasury Office of Foreign Assets Control (“OFAC”) designated CCIC Singapore as a Specially Designated Global Terrorist organization. At the time of OFAC’s designation, ADMI had invoices payable to CCIC Singapore for the aforementioned services provided, aggregating to $38,971. No payments have been made by the Company to CCIC Singapore since the OFAC’s designation. Moreover, the Company has not entered into any new engagements with CCIC Singapore since the OFAC's designation, and it does not intend to enter into any further engagements with CCIC Singapore in the future.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ARCHER-DANIELS-MIDLAND COMPANY
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to executive officers of the Company appears in Part I. Item 1. Business under the heading "Information about Our Executive Officers."

The other information required by this Item is set forth in “Proposal No. 1 - Election of Directors for a One-Year Term,” “Code of Conduct,” “Information Concerning Committees and Meetings – Audit Committee,” “Report of the Audit Committee,” "Delinquent Section 16(a) Reports", if there are any such delinquencies to report, and "Insider Trading Policy" of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2026, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation and Succession Committee Report,” “Compensation and Succession Committee Interlocks and Insider Participation,” and “Director Compensation” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2026 and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in “Principal Holders of Voting Securities,” “Proposal No. 1 - Election of Directors for a One-Year Term,” “Executive Officer Stock Ownership,” and “Equity Compensation Plan Information at December 31, 2025” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2026 and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in “Review and Approval of Certain Relationships and Related Transactions” and “Independence of Directors” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2026 and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in “Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policies” of the definitive proxy statement for the Company’s annual meeting of stockholders to be filed on or before April 30, 2026 and is incorporated herein by reference.

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

the $350,000,000 – 7.500% Debentures due March 15, 2027,
the $200,000,000 – 6.750% Debentures due December 15, 2027,
the $300,000,000 – 6.625% Debentures due May 1, 2029,
the $400,000,000 – 7.000% Debentures due February 1, 2031,
the $500,000,000 – 5.935% Debentures due October 1, 2032,
the $600,000,000 – 5.375% Debentures due September 15, 2035, and
the $250,000,000 – 6.950% Debentures due December 15, 2097.
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

the $500,000,000 – 6.450% Debentures due January 15, 2038,
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

(10)
Copies of the Company’s equity compensation plans, deferred compensation plans and agreements with executive officers are incorporated herein by reference pursuant to Instruction (b)(10)(iii)(A) to Item 601 of Regulation S-K, each of which is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K, as follows:

(10.1)	The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees I, as amended.	Incorporated by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
(10.2)	The Archer-Daniels-Midland Company Deferred Compensation Plan for Selected Management Employees II, as amended and restated.	Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(10.3)	The Archer-Daniels-Midland Company Supplemental Retirement Plan, as amended and restated.	Incorporated by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
(10.4)	Second Amendment to ADM Supplemental Retirement Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(10.5)	The Archer-Daniels-Midland Company Amended and Restated Stock Unit Plan for Nonemployee Directors, as amended.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(10.6)	The Archer-Daniels-Midland Company 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on September 25, 2009.
(10.7)	Form of Stock Option Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.8)	Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

ARCHER-DANIELS-MIDLAND COMPANY
PART IV

(10.9)	Form of Stock Option Agreement for Named Executive Officers under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.10)	Form of Restricted Stock Unit Award Agreement for Named Executive Officers under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.11)	Form of Stock Option Agreement for International Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.12)	Form of Restricted Stock Unit Award Agreement for International Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(vi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.13)	Form of Performance Share Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(10.14)	Form of Performance Share Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan for grant to J. Luciano.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2011.
(10.15)	Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(10.16)	Form of Nonqualified Stock Option Award Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(10.17)	Form of Restricted Stock Unit Award Agreement for Executive Officers under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(10.18)	Form of Restricted Stock Unit Award Agreement for U.S. Employees under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(10.19)	Form of Restricted Stock Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
(10.20)	Form of Performance Share Unit Award Agreement under the Company’s 2009 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
(10.21)	ADM Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on May 15, 2018.
(10.22)	Archer-Daniels-Midland Company 2020 Incentive Compensation Plan.	Incorporated by reference to Annex B to the Company’s Definitive Proxy Statement filed on March 25, 2020.
(10.23)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

ARCHER-DANIELS-MIDLAND COMPANY
PART IV

(10.24)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(10.25)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(10.26)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
(10.27)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
(10.28)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
(10.29)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
(10.30)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
(10.31)	Form of Performance Share Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
(10.32)	Form of Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
(10.33)	Transition Agreement, dated as of April 19, 2024, by and between the Company and Vikram Luthar.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2024.
(10.34)	Offer Letter, by and between the Company and Monish Patolawala.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2024.
(19)	Insider Trading Policy.	Incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 20, 2025.
(21)	Subsidiaries of the Company.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(24)	Powers of Attorney.	Filed herewith.
(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

ARCHER-DANIELS-MIDLAND COMPANY
PART IV

(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 12, 2024.
(101)	Interactive Data File.	Filed herewith.
(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and incorporated by reference to Exhibit 101.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2026

ARCHER-DANIELS-MIDLAND COMPANY

By: /s/ M. Patolawala
M. Patolawala,
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2026, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. R. Luciano	/s/ T. Colbert*	/s/ D. R. McAtee II*
J. R. Luciano,	T. Colbert,	D. R. McAtee II,
Chair of the Board, Chief Executive Officer,	Director	Director
President, and Director
(Principal Executive Officer)	/s/ J. C. Collins, Jr.*	/s/ P. J. Moore*
	J. C. Collins, Jr.,	P. J. Moore,
/s/ M. Patolawala	Director	Director
M. Patolawala,
Chief Financial Officer	/s/ T. K. Crews*	/s/ D. A. Sandler*
(Principal Financial Officer)	T. K. Crews,	D. A. Sandler,
	Director	Director
/s/ C. A. Nichol
C. A. Nichol	/s/ E. de Brabander*	/s/ L. Z. Schlitz*
Vice President, Chief Accounting Officer	E. de Brabander,	L. Z. Schlitz,
(Principal Accounting Officer)	Director	Director

/s/ M. S. Burke*	/s/ S. F. Harrison*	/s/ K. R. Westbrook*
M. S. Burke,	S. F. Harrison,	K. R. Westbrook,
Director	Director	Director

*Regina B. Jones, Senior Vice President, Chief Legal Officer and Secretary, by signing her name hereto, does hereby sign this report on behalf of each of the above named directors of the Registrant, pursuant to the powers of attorney duly executed by such individual, copies of which are being filed with this report as exhibits.

By: /s/ R. B. Jones
R. B. Jones,
Attorney-in-Fact