Form 10-Q
period 2026-03-31
Archer-Daniels-Midland Co
filed 2026-05-05
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Common Stock, no par value – 481,956,527 shares
(April 30, 2026)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical or current fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “forecast,” “will,” “should,” “can have,” “likely,” “goals,” “objectives,” “priorities,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results of operations, growth opportunities, operational improvements, changes to the margin environment, future demand, policy changes, global trade clarity, and pending litigation and investigations are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from those expressed or implied in the forward-looking statements, including, without limitation, (1) operational risks related to equipment failure, natural disasters, epidemics, pandemics, adverse weather conditions, accidents, explosions, fires, war or acts of terrorism, cybersecurity incidents or other unexpected outages; (2) risks related to the availability and prices of agricultural commodities, agricultural commodity products, other raw materials and energy, including impacts from factors outside the Company’s control such as changes in market conditions, weather conditions, crop disease, plantings, climate change, competition and changes in global demand, as well as risks relating to global and regional economic downturns; (3) risks related to compliance with, and changes in, government programs, policies, laws, and regulations, including those related to trade, tariffs, sanctions, biofuels, sustainability, food safety and quality, the environment, tax, and financial markets; (4) risks related to international conflicts, acts of terrorism or war, sanctions, maritime piracy and other geopolitical events or economic disruptions, as well as other risks related to the disruption of global markets and trade flows; (5) risks and uncertainties relating to acquisitions, equity investments, joint ventures, integrations, divestitures, and other transactions; (6) risks relating to the Company’s execution of its strategic priorities, including achieving cost reductions and operational improvements, organic and inorganic growth and innovation in its products and services; (7) risks related to the Company’s technology systems and cybersecurity incidents; and (8) other risks, assumptions and uncertainties that are described in Item 1A, "Risk Factors" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as may be updated in subsequent Quarterly Reports on Form 10-Q. For these statements, the Company claims the protection of the safe harbor for forward-looking statements in the Private Securities Litigation Reform Act. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, the Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

ARCHER-DANIELS-MIDLAND COMPANY
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
Revenues	$20,490	$20,175
Cost of products sold	19,268	18,995
Gross Profit	1,222	1,180

Selling, general, and administrative expenses	961	932
Asset impairment, exit, and restructuring costs	12	38
Equity in (earnings) of unconsolidated affiliates	(89)	(144)
Interest and investment (income)	(125)	(138)
Interest expense	149	158
Other (income) – net	(70)	(19)
Earnings Before Income Taxes	384	353

Income tax expense	81	61
Net Earnings Including Non-controlling Interests	303	292

Net earnings (loss) attributable to non-controlling interests	5	(3)

Net Earnings Attributable to Archer-Daniels-Midland Company	$298	$295

Weighted average number of shares outstanding – basic	484	483
Weighted average number of shares outstanding – diluted	484	483
Basic earnings per common share	$0.62	$0.61
Diluted earnings per common share	$0.62	$0.61
Dividends per common share	$0.52	$0.51

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net Earnings Including Non-controlling Interests	$303	$292

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	72	(133)
Tax effect	(14)	38
Net of tax amount	58	(95)

Deferred (loss) on hedging activities	(52)	(5)
Tax effect	17	(1)
Net of tax amount	(35)	(6)

Pension and other postretirement benefit liabilities adjustment	(2)	(22)
Tax effect	1	6
Net of tax amount	(1)	(16)

Unrealized (loss) on investments	(4)	(3)
Tax effect	—	—
Net of tax amount	(4)	(3)

Total other comprehensive income (loss), net of tax	18	(120)

Total comprehensive income	321	172

Less: Comprehensive income (loss) attributable to non-controlling interests	3	(3)

Comprehensive income attributable to Archer-Daniels-Midland Company	$318	$175

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2026	December 31, 2025
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$591	$1,015
Short-term marketable securities	33	32
Segregated cash and investments	9,526	8,432
Trade receivables - net	3,705	3,021
Inventories	11,741	10,369
Other current assets	4,398	3,796
Total Current Assets	29,994	26,665
Non-Current Assets
Investments in affiliates	5,800	5,560
Goodwill	4,654	4,769
Intangible assets	1,906	1,976
Right of use assets	1,302	1,322
Other non-current assets	970	918
Property, plant, and equipment, net	10,972	11,179
Total Non-Current Assets	25,604	25,724
Total Assets	$55,598	$52,389

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,719	$798
Current maturities of long-term debt	1,153	1,006
Trade payables	5,457	5,195
Payables to brokerage customers	10,199	8,919
Accrued expenses and other payables	4,051	3,313
Current lease liabilities	300	303
Total Current Liabilities	22,879	19,534
Long-Term Liabilities
Long-term debt	6,457	6,606
Deferred income taxes	1,064	1,135
Non-current lease liabilities	1,028	1,045
Other	1,067	1,042
Total Long-Term Liabilities	9,616	9,828

Commitments and contingencies (See Note 16)

Temporary Equity - Redeemable non-controlling interest	292	287

Shareholders’ Equity
Common stock	3,296	3,281
Reinvested earnings	22,019	21,983
Accumulated other comprehensive income (loss)	(2,511)	(2,531)
Non-controlling interests	7	7
Total Shareholders’ Equity	22,811	22,740
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$55,598	$52,389
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Cash flows from operating activities
Net earnings including non-controlling interests	$303	$292
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	293	287
Deferred income taxes	(112)	(42)
Equity in earnings of unconsolidated affiliates, net of dividends	(10)	(28)
Stock compensation expense	64	50
(Gain) on asset contributions, sales and investment revaluation, net	(57)	(26)
Other – net	(39)	(94)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(64)	220
Trade receivables	(726)	(655)
Inventories	(1,447)	137
Other current assets	(552)	263
Trade payables	245	(423)
Payables to brokerage customers	1,312	(79)
Accrued expenses and other payables	940	(244)
Net cash provided by (used in) operating activities	150	(342)
Cash flows from investing activities
Capital expenditures	(194)	(291)
Net assets of businesses acquired	—	(90)
Proceeds from sales of assets, businesses and investments	26	10
Purchases of marketable securities	—	(11)
Proceeds from sales of marketable securities	4	248
Other – net	36	5
Net cash used in investing activities	(128)	(129)
Cash flows from financing activities
Net borrowings under lines of credit agreements	919	863
Cash dividends	(254)	(247)
Other – net	(53)	(29)
Net cash provided by financing activities	612	587
Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	(27)	16
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	607	132
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	5,505	3,924
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$6,112	$4,056

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Equity Attributable to Archer-Daniels-Midland Company
	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance, December 31, 2025	480	$3,281	$21,983	$(2,531)	$7	$22,740
Comprehensive income
Net earnings			298		—	298
Other comprehensive income				20	—	20
Cash dividends paid - $0.52 per share			(254)			(254)
Stock compensation expense	2	64				64
Stock option exercises, net of taxes	—	(52)			—	(52)
Other	—	3	(8)	—	—	(5)
Balance, March 31, 2026	482	$3,296	$22,019	$(2,511)	$7	$22,811

Balance, December 31, 2024	478	$3,223	$21,933	$(2,988)	$10	$22,178
Comprehensive income (loss)
Net earnings			295		(1)	294
Other comprehensive loss				(120)	—	(120)
Cash dividends paid - $0.51 per share			(247)			(247)
Stock compensation expense	2	50				50
Stock option exercises, net of taxes	—	(30)				(30)
Other	—	3	—	—	(1)	2
Balance, March 31, 2025	480	$3,246	$21,981	$(3,108)	$8	$22,127

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Basis of Presentation

The Consolidated Financial Statements of Archer-Daniels-Midland Company and its subsidiaries (“ADM” or the “Company”) included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for audited financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025.

Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

Principles of Consolidation

The Consolidated Financial Statements include the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company consolidates entities in which it has a controlling financial interest, including variable interest entities (“VIEs”), for which the Company is a primary beneficiary. Investments in affiliates, including certain VIEs, over which the Company has significant influence but does not control and for which the Company is not the primary beneficiary are accounted for under the equity method. Under the equity method, such investments are carried at cost and adjusted for the Company’s share of investees’ earnings or losses, dividends or other distributions, and where appropriate, for basis differences between the investment balance and the underlying net assets of the investee. The Company’s portion of the results of affiliates, including certain VIEs, are included using the most recent available financial statements, which are generally no more than 93 days prior to the Company’s period-end and are applied consistently from period to period.

Segregated Cash and Investments

The Company segregates certain cash, cash equivalents, and investment balances in accordance with regulatory requirements, commodity exchange requirements, and insurance arrangements. These balances include deposits received from customers of ADM Investor Services, the Company’s registered futures commission merchant and provider of commodity brokerage services, cash margins and securities pledged to commodity exchange clearinghouses or other brokers, and cash pledged as security under certain insurance arrangements. The payables to brokerage customers have a corresponding balance in segregated cash and investments and segregated customer omnibus receivable in other current assets.

Segregated cash and investments also include restricted cash collateral for the various insurance programs of the Company’s captive insurance business.

Reconciliation of Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as of March 31, 2026 and 2025 (in millions).

	March 31,
	2026	2025
Cash and cash equivalents	$591	$864
Restricted cash and restricted cash equivalents (included in segregated cash and investments)	5,521	3,192
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,112	$4,056

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

Changes to the allowance for estimated uncollectible accounts were as follows (in millions).

	Three Months Ended March 31,
	2026	2025
Opening balance, January 1	$160	$167
Provisions (reversals), net	8	2
Write-offs against allowance	(6)	(14)
Recoveries and other	—	3
Closing balance, March 31	$162	$158

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value. In addition, the Company values certain inventories using the first-in, first-out (“FIFO”) method at the lower of cost and net realizable value.

The following table sets forth the Company’s inventories as of March 31, 2026 and December 31, 2025 (in millions).

	March 31, 2026	December 31, 2025
Raw materials and supplies (1)	$1,666	$1,740
Finished goods	2,505	2,407
Market inventories	7,570	6,222
Total inventories	$11,741	$10,369

(1) Includes work in process inventories which were not material as of March 31, 2026 and December 31, 2025.

Cost Method Investments

Cost method investments represent investments in private companies and private equity funds to diversify the Company’s overall investment portfolio. These investments are generally in companies in the startup or development stages, and the markets for products these companies are developing are typically in the early stages. The Company’s evaluation of privately held investments is based on the fundamentals of the businesses invested in. The Company periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Cost method investments of $159 million and $143 million as of March 31, 2026 and December 31, 2025, respectively, were included in Other non-current assets in the Company’s Consolidated Balance Sheets.

Revaluation gains and losses are recorded in Interest and investment (income) expense in the Company’s Consolidated Statements of Earnings. As of March 31, 2026, the annual upward and downward adjustments were $12 million and $1 million, respectively. As of March 31, 2026, the cumulative amounts of upward and downward adjustments on cost method investments were $128 million and $449 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investments in Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence.

Wilmar Investment

The Company had a 22.5% share ownership in Wilmar International Limited (“Wilmar”) as of March 31, 2026 and December 31, 2025. The Company records its share of Wilmar’s financial results on a three-month lag basis, with the exception of transactions or events that occur during the intervening period that materially affect Wilmar’s financial position or results of operations. The Company’s investment in Wilmar had a carrying value of $4.1 billion as of March 31, 2026, and a market value of $4.2 billion based on the Level 1 quoted Singapore Exchange market price, converted to U.S. dollars at the applicable exchange rate, at March 31, 2026. The Company will continue to reassess its investment in Wilmar which may result in the recognition of an other-than-temporary impairment in the future.

Other Investments

As of March 31, 2026, the Company also holds equity method investments in Pacificor, LLC (32.2%), Akralos Holding Company LLC (49.0%), SoyVen Holding B.V. (50.0%), Olenex Holdings B.V. (37.5%), Hungrana Kft (50.0%), Almidones Mexicanos, S.A. de C.V. (50.0%), Vimison, S.A. de C.V. (45.3%), Aston Krahmalo-Produkty, LLC (50.0%), Edible Oils Limited (50.0%), Gradable, LLC (50.0%), LSCP, LLC (22.1%), Stratas Foods LLC (50.0%), Red Star Yeast Company, LLC (40.0%), Terminal de Grãos Ponta da Montanha S.A. (50.0%), Plainsman Company LLC (40.0%),Two Rivers Premium Oils, LLC (60.0%), Dusial S.A. (42.8%), ADM / Matsutani LLC (50.0%), Vitafort Zrt (34.3%), and Novial SAS (26.2%).

Property, Plant, and Equipment

The Company’s property, plant, and equipment consisted of the following as of March 31, 2026 and December 31, 2025 (in millions).

	March 31, 2026	December 31, 2025
Land	$600	$607
Buildings	6,376	6,440
Machinery and equipment	22,003	22,042
Construction in progress	995	1,110
	29,974	30,199
Accumulated depreciation	(19,002)	(19,020)
Property, Plant, and Equipment, Net	$10,972	$11,179

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

Changes to the Company's redeemable non-controlling interests for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Opening balance, January 1	$287	$253
Net income (loss)	5	(2)
Remeasurement	8	—
Currency translation adjustments and other	(8)	4
Closing balance, March 31	$292	$255

Note 2.    New Accounting Pronouncements

Adoption of New Accounting Pronouncements

Effective January 1, 2026, the Company adopted Accounting Standards Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification (ASC) 606, Contracts with Customers. The adoption of the guidance did not have a significant impact on the Company's Consolidated Financial Statements.

Effective January 1, 2026, the Company adopted ASU 2025-09, Derivatives and Hedging (Topic 815): Targeted Improvements to Hedge Accounting. The amended guidance within this ASU is intended to simplify cash flow hedge accounting and enhance the hedging of variable price-components of nonfinancial forecasted transactions. Among other changes, the amendments eliminate the requirement for contractually specified price components in order to qualify for risk componentization for a cash flow hedge program for forecasted nonfinancial transactions. The amendments better align hedge accounting with the Company’s commodity risk management activities and improved the operability of its commodity cash flow hedge program. The adoption did not have a significant effect on the Company’s Consolidated Financial Statements.

New Accounting Pronouncements Not Yet Adopted

Effective January 1, 2027, the Company will be required to adopt ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands the scope of contracts that are excluded from derivative accounting to include certain non-exchange traded contracts. It also clarifies that the revenue guidance in ASC 606, Contracts with Customers, initially applies to share-based noncash consideration received from a customer for the transfer of goods or services. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements and related disclosures.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Effective January 1, 2028, the Company will be required to adopt ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods and provides new guidance on how to evaluate whether the probable-to-completion recognition threshold has been met. The amendments in this ASU can be applied on a prospective basis or retrospective basis upon adoption. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements.

Effective January 1, 2029, the Company will be required to adopt ASU 2025-10, Accounting for Government Grants Received by Business Entities (Topic 832), which establishes authoritative guidance under U.S. GAAP for the recognition, measurement, presentation, and disclosure of government grants received by business entities. Under this ASU, government grants are recognized when it is probable that the entity will comply with the grant’s conditions and will receive the grant. Grants related to income may be presented either as a separate line item or as a reduction of the related expenses. Grants related to assets may reduce the carrying amount of the related asset or be presented as deferred income. This ASU also requires disclosure of the nature and terms of grants, the accounting policies applied, and significant conditions. The amendments in this ASU can be applied on a modified prospective or retrospective basis upon adoption. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 3.    Revenues

The following tables present revenue disaggregated by timing of recognition and reportable segments and subsegments for the three months ended March 31, 2026 and 2025 (in millions).

	Three Months Ended March 31, 2026
	Topic 606 Revenue			Topic 815	Total
	Point in Time	Over Time	Total	Revenue (1)	Revenues
Ag Services and Oilseeds
Ag Services	$981	$182	$1,163	$9,441	$10,604
Crushing	137	—	137	2,558	2,695
Refined Products and Other	872	—	872	1,830	2,702
Total Ag Services and Oilseeds	1,990	182	2,172	13,829	16,001
Carbohydrate Solutions
Starches and Sweeteners	1,409	—	1,409	522	1,931
Vantage Corn Processors	628	—	628	—	628
Total Carbohydrate Solutions	2,037	—	2,037	522	2,559
Nutrition
Human Nutrition	1,025	—	1,025	—	1,025
Animal Nutrition	780	—	780	—	780
Total Nutrition	1,805	—	1,805	—	1,805

Total Segment Revenues	5,832	182	6,014	14,351	20,365
Other Business	125	—	125	—	125
Total Revenues	$5,957	$182	$6,139	$14,351	$20,490

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

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from commodity sales, service fees related to the transportation of goods, sales of products manufactured in its global processing facilities, and structured trade finance activities. Revenue from physically settled derivative sales contracts primarily relates to forward sales of commodities where such contracts meet the definition of a derivative under ASC 815. Revenue from such commodities contracts is recognized at a point in time, upon transferring control of the commodity to the customer, consistent with the recognition principles under Topic 606. Revenue for deferred price contracts that allow for pricing to be determined after title of the goods has passed to the customer may be recognized when the price is determined. For transportation service contracts, the Company recognizes revenue over time as the transportation service is performed in accordance with the transfer of control guidance of Topic 606.

Carbohydrate Solutions

The Carbohydrate Solutions segment generates revenue from the sale of products manufactured at the Company’s corn and wheat milling facilities around the world. Revenue is recognized when control over products is transferred to the customer. The amount of revenue recognized is based on the consideration specified in the contract which could include freight and other costs depending on the specific shipping terms of each contract.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other Business

Other Business includes ADM Investor Services, the Company’s futures commission business, which primarily generates its revenue through commissions and brokerage income generated from executing orders and clearing futures contracts and options on futures contracts on behalf of its customers. Commissions and brokerage revenue are recognized on the date the transaction is executed.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in millions).

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$4,328	$3,242	$7,570
Unrealized derivative gains:
Commodity contracts	—	333	540	873
Foreign currency contracts	—	314	—	314
Interest rate contracts	—	13	—	13
Cash equivalents	65	—	—	65
Marketable securities	33	—	—	33
Segregated investments and restricted cash equivalents	1,583	—	—	1,583
Total Assets	$1,681	$4,988	$3,782	$10,451

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$568	$634	$1,202
Foreign currency contracts	—	166	—	166
Inventory-related payables	—	1,467	30	1,497
Total Liabilities	$—	$2,201	$664	$2,865

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,549	$2,673	$6,222
Unrealized derivative gains:
Commodity contracts	—	310	512	822
Foreign currency contracts	—	108	—	108
Interest rate contracts	—	17	—	17
Cash equivalents	280	—	—	280
Marketable securities	32	—	—	32
Segregated investments and restricted cash equivalents	1,771	—	—	1,771
Total Assets	$2,083	$3,984	$3,185	$9,252

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$300	$313	$613
Foreign currency contracts	—	144	—	144
Inventory-related payables	—	714	16	730
Total Liabilities	$—	$1,158	$329	$1,487

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Inventory is classified as Level 2, except in certain cases, where the basis adjustments are unobservable, and unobservable inputs have a significant impact (more than 10%) on the measurement of fair value. In such cases the inventory is classified as Level 3.

Changes in the fair value of inventories and inventory-related payables are recognized in the Consolidated Statements of Earnings as a component of Cost of products sold.

Unrealized Derivative Gains and Losses

Derivative contracts include exchange-traded commodity futures and options contracts, forward physical commodity purchase and sale contracts, and over-the-counter (“OTC”) instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies. Substantially all of the Company’s exchange-traded commodity futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.

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

Physical commodity purchase and sale contracts are classified as Level 2, except in certain cases, where the basis adjustments are unobservable, and unobservable inputs have a significant impact (more than 10%) on the measurement of fair value. In such cases the contract is classified as Level 3.

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

Level 3 Assets and Liabilities

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026 (in millions).

	Assets			Liabilities
	March 31, 2026			March 31, 2026
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, January 1, 2026	$2,673	$512	$3,185	$16	$313	$329
Increase in unrealized gains included in Cost of products sold	375	290	665	—	—	—
Increase in unrealized losses included in Cost of products sold	—	—	—	1	554	555
Realized (decreases) included in Cost of products sold	(246)	—	(246)	(2)	—	(2)
Purchases	4,550	—	4,550	15	—	15
Sales	(4,421)	—	(4,421)	(1)	—	(1)
Settlements	—	(249)	(249)	—	(222)	(222)
Transfers into Level 3	495	10	505	1	28	29
Transfers out of Level 3	(184)	(23)	(207)	—	(39)	(39)
Closing balance, March 31, 2026	$3,242	$540	$3,782	$30	$634	$664

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025 (in millions).

	Assets			Liabilities
	March 31, 2025			March 31, 2025
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, January 1, 2025	$3,031	$427	$3,458	$88	$405	$493
Increase in unrealized gains included in Cost of products sold	97	213	310	—	—	—
Increase (decrease) in unrealized losses included in Cost of products sold	—	—	—	(1)	194	193
Realized increases (decreases) included in Cost of products sold	55	—	55	(2)	—	(2)
Purchases	4,086	—	4,086	3	—	3
Sales	(4,578)	—	(4,578)	(36)	—	(36)
Settlements	—	(228)	(228)	—	(277)	(277)
Transfers into Level 3	571	113	684	—	35	35
Transfers out of Level 3	(159)	(17)	(176)	—	(5)	(5)
Closing balance, March 31, 2025	$3,103	$508	$3,611	$52	$352	$404

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

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of March 31, 2026 and December 31, 2025. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.

	Weighted Average % of Total Price
	March 31, 2026		December 31, 2025
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Inventory-Related Payables
Basis	19.4%	11.4%	21.1%	9.0%
Transportation cost	14.4%	—%	22.4%	—%

Commodity Derivative Contracts
Basis	20.0%	20.5%	23.3%	23.6%
Transportation cost	20.4%	23.3%	25.7%	—%

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Fair Value of Derivatives Not Designated as Hedging Instruments

Derivatives, including exchange-traded contracts and physical commodity purchase and sale contracts, and inventories of certain merchandisable agricultural products, which include amounts acquired under deferred pricing contracts, are stated at fair value. Inventory is not a derivative and therefore fair values of and changes in fair values of inventories are not included in the tables below.

The following table sets forth the fair value of derivatives not designated as hedging instruments as of March 31, 2026 and December 31, 2025 (in millions).

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$265	$137	$108	$54
Commodity Contracts	873	1,202	822	613
Total	$1,138	$1,339	$930	$667

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the three months ended March 31, 2026 and 2025 (in millions).

		Cost of	Other
		products	(income) -
	Revenues	sold	net	Total
Three Months Ended March 31, 2026
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(24)	$164	$18
Commodity Contracts	—	(874)	—
Total gains (loss) recognized in earnings	$(24)	$(710)	$18	$(716)

Three Months Ended March 31, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(25)	$150	$(68)
Commodity Contracts	—	112	—
Total gains (loss) recognized in earnings	$(25)	$262	$(68)	$169

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

Derivatives Designated As Hedging Instruments

The Company had certain derivatives designated as cash flow, fair value, and net investment hedges as of March 31, 2026 and December 31, 2025.

Cash Flow Hedges

For derivative instruments that are designated and qualify as highly-effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flow that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive income (“AOCI”) and as an operating activity in the Consolidated Statements of Cash Flows, and is reclassified into earnings in the same line item affected by the hedged transaction in the same period or periods during which the hedged transaction affects earnings. Hedge components excluded from the assessment of effectiveness, if any, and gains and losses related to discontinued hedges are recognized in the Consolidated Statements of Earnings during the relevant period.

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

The Company uses exchange-traded futures and options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 56 million bushels of corn per month. During the past 12 months, the Company hedged between 12% and 30% of its monthly grind. At March 31, 2026, the Company had designated hedges representing between 0% and 32% of its anticipated monthly grind of corn for the next 12 months.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses exchange-traded futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses exchange-traded futures and options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 22% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and soybean oil sales at the designated facilities. At March 31, 2026, the Company had designated hedges representing between 0% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and soybean oil sales at the designated facilities over the next 12 months.

The Company uses exchange-traded futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 24% and 73% of the anticipated monthly natural gas consumption at the designated facilities. At March 31, 2026, the Company had designated hedges representing between 13% and 74% of the anticipated monthly natural gas consumption over the next 12 months.

As of March 31, 2026 and December 31, 2025, the Company had after-tax (losses) gains of $(39) million and $13 million, respectively, in AOCI related to gains and losses from these programs. The Company expects to recognize $39 million of the March 31, 2026 after-tax losses in its Consolidated Statements of Earnings during the next 12 months.

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

As of March 31, 2026 and December 31, 2025, the Company had pre-tax gains of $13 million and $17 million, respectively, in Other current assets related to interest rate swaps with an aggregate notional amount of $500 million. A corresponding offset to the underlying debt is recorded for the same amount, with no net impact to earnings.

Net Investment Hedges

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in foreign subsidiaries against changes in foreign currency exchange rates.

The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $439 million and $447 million as of March 31, 2026 and December 31, 2025, respectively, and foreign exchange forwards with an aggregate notional amount of $2.5 billion and $2.6 billion as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had net investment hedge related after-tax foreign exchange (losses) gains of $(126) million and $(171) million, recorded within AOCI, respectively. These amounts are deferred in AOCI until the underlying investments are divested.

The Company had previously designated its €650 million outstanding long-term debt and commercial paper borrowings as a hedge of its net investment in a foreign subsidiary. This long-term debt matured in September 2025 and was paid in full in the year ended December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had after-tax gains of $176 million in AOCI related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investments are divested.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Derivatives Designated as Hedging Instruments

The following table sets forth the fair value of derivatives designated as hedging instruments as of March 31, 2026 and December 31, 2025 (in millions).

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$49	$29	$—	$90
Interest Rate Contracts	13	—	17	—
Total	$62	$29	$17	$90

The following table sets forth the pre-tax losses on derivatives designated as hedging instruments that have been recognized in Cost of products sold in the Consolidated Statements of Earnings for the three months ended March 31, 2026 and 2025 (in millions).

	Three Months Ended
	March 31,
	2026	2025
Pre-tax losses on:
Commodity Contracts	$4	$17

Note 6.    Other Current Assets

The following table sets forth the items in other current assets (in millions).

	March 31,	December 31,
	2026	2025
Unrealized gains on derivative contracts	$1,200	$947
Customer omnibus receivable	832	573
Margin deposits and grain accounts	729	575
Financing receivables - net	163	256
Insurance premiums receivable	29	106
Prepaid expenses	331	321
Tax receivables	489	583
Non-trade receivables	461	268
Other current assets	164	167
	$4,398	$3,796

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7.    Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables (in millions).

	March 31,	December 31,
	2026	2025
Unrealized losses on derivative contracts	$1,368	$757
Accrued compensation	311	419
Income tax payable	143	83
Other taxes payable	192	181
Insurance liabilities	80	165
Accrued interest payable	110	158
Other deferred income	156	191
Contract liabilities (1)	371	333
Other accruals and payables	1,320	1,026
	$4,051	$3,313
(1) Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Revenues recognized in the three months ended March 31, 2026 from contract liabilities as of December 31, 2025 were $222 million.

Note 8.    Debt and Financing Arrangements

At March 31, 2026 and December 31, 2025, the fair value of the Company’s long-term debt, excluding the current portion, was $6.1 billion and $6.3 billion, respectively, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards), compared to carrying values of $6.5 billion and $6.6 billion as of March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, the Company had lines of credit, including accounts receivable securitization programs, totaling $12.4 billion and $12.3 billion, respectively, of which $8.4 billion and $9.4 billion, respectively, was unused. See Note 15. Sale of Accounts Receivable for further information on the account receivable securitization programs.

The weighted average interest rates on short-term borrowings outstanding at March 31, 2026 and December 31, 2025, was 4.0%. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs. As of March 31, 2026 and December 31, 2025, there was $1.6 billion and $715 million of commercial paper outstanding, respectively.

Note 9.    Income Taxes

The Company’s effective tax rate was 21.1% for the three months ended March 31, 2026 compared to 17.3% for the three months ended March 31, 2025. The increase in the effective tax rate for the three months ended March 31, 2026 compared to the prior year quarter is primarily related to the impact of discrete tax items.

The One Big Beautiful Bill Act (“OBBBA”) of 2025 includes significant provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions including the energy tax credit policy. The Company has incorporated the effects of these provisions into its estimated annual effective tax rate for 2026.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 10.    Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value. No preferred stock has been issued.

Treasury stock

At March 31, 2026 and December 31, 2025, the Company had approximately 234.2 million shares and 235.5 million shares, respectively, of its common shares in treasury. Treasury stock is recorded at cost as a reduction of equity.

Repurchase Program

On December 11, 2024, the Company's Board of Directors approved a second extension of its existing stock repurchase program through December 31, 2029 and the repurchase of up to an additional 100 million shares under the extended program. As of March 31, 2026, the Company had 115 million shares remaining under its share repurchase program until December 31, 2029.

Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three months ended March 31, 2026 and 2025 (in millions).

	Three Months Ended March 31, 2026
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2026	$(2,549)	$119	$(82)	$(19)	$(2,531)
Other comprehensive income (loss) before reclassifications	13	(48)	—	(4)	(39)
Gain on net investment hedges	61	—	—	—	61
Amounts reclassified from AOCI	—	(4)	(2)	—	(6)
Tax effect	(14)	17	1	—	4
Net of tax amount	60	(35)	(1)	(4)	20
Balance at March 31, 2026	$(2,489)	$84	$(83)	$(23)	$(2,511)

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$(2,999)	$126	$(100)	$(15)	$(2,988)
Other comprehensive income (loss) before reclassifications	25	12	(20)	(3)	14
(Loss) on net investment hedges	(158)	—	—	—	(158)
Amounts reclassified from AOCI	—	(17)	(2)	—	(19)
Tax effect	38	(1)	6	—	43
Net of tax amount	(95)	(6)	(16)	(3)	(120)
Balance at March 31, 2025	$(3,094)	$120	$(116)	$(18)	$(3,108)

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the reclassifications out of AOCI related to deferred (gains) losses on cash flow hedging activities for the three months ended March 31, 2026 and 2025 (in millions).

Affected line item in the Consolidated Statements of Earnings	Three Months Ended
	March 31,
	2026	2025
Cost of products sold	$(4)	$(17)
Earnings before income tax	(4)	(17)
Income tax expense	1	4
Net earnings	$(3)	$(13)

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

Note 11.    Other Income – Net

The following table sets forth the items in Other income - net for the three months ended March 31, 2026 and 2025 (in millions).

	Three Months Ended
	March 31,
	2026	2025
Gains on sale of assets (1)	$(42)	$(8)
Other – net	(28)	(11)
Other Income – Net	$(70)	$(19)

(1) Includes gains related to the contribution of assets in relation to the launch of Two Rivers Premium Oils, LLC and Akralos Holding Company LLC for the three months ended March 31, 2026.

Note 12.    Segment Information

The Company’s operations are organized, managed, and classified into three reportable segments: Ag Services and Oilseeds (“AS&O”), Carbohydrate Solutions, and Nutrition.

Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified within either Corporate or Other Business.

The reportable segments have been identified based on financial data utilized by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, who is also the Company’s Chair of the Board. The CODM uses segment operating profit as the measurement of segment profit or loss. Separate financial information for the Company’s three reportable segments is evaluated by the CODM on a monthly basis to allocate resources and assess performance. The CODM does not use total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included. Segment operating profit is based on net sales less identifiable operating expenses. Also included in segment operating profit is equity in (loss) earnings of affiliates based on the equity method of accounting. Specified items and certain corporate items are not allocated to the Company’s individual business segments because operating performance of each business segment is evaluated by the CODM exclusive of these items.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Ag Services and Oilseeds segment includes global activities related to the origination, merchandising, transportation, and storage of agricultural raw materials, as well as the crushing and processing of oilseeds, including soybeans and soft seeds such as cottonseed, sunflower seed, canola, rapeseed, and flaxseed. The segment produces and markets vegetable oils and oilseed protein meals used by food, feed, energy, and industrial customers. Crude and partially refined vegetable oils are sold to third parties, including renewable diesel manufacturers, or further processed into salad oils, margarine, shortening, biodiesel, glycols, and other food and industrial products. Oilseed protein meals are primarily sold as ingredients for commercial livestock and poultry feeds. The segment is also a major supplier of peanuts and peanut‑derived ingredients and manufactures cotton cellulose pulp in North America for chemical, paper, and other industrial markets. In addition, its integrated grain sourcing, handling, and multimodal transportation network supports global import, export, and distribution activities and provides essential services to customers and the Company’s processing operations. The Company also engages in various structured trade finance activities to leverage its global trade flows. This segment also includes the Company’s share of the results of its equity investments in Wilmar, Pacificor, LLC, SoyVen Holding B.V., Olenex Holdings B.V., Edible Oils Limited, Stratas Foods LLC, Terminal de Grãos Ponta da Montanha S.A., Gradable, LLC, Two Rivers Premium Oils, LLC, and Plainsman Company LLC.

The Carbohydrate Solutions segment engages in corn and wheat wet and dry milling and related processing activities. The segment converts corn and wheat into products and ingredients used in food and beverage applications, including sweeteners, starches, syrups, glucose, wheat flour, and dextrose. Dextrose and starches are also utilized as feedstocks in downstream processes, including fermentation to produce alcohol and other food and animal feed ingredients. Ethanol is produced for use as an octane enhancer and oxygenate in gasoline. In addition, the segment produces distillers’ grains, corn gluten feed, and corn gluten meal for use as animal feed ingredients. Corn germ, a by‑product of wet milling, is further processed into vegetable oil and protein meal, and citric acids are produced for food and industrial applications. The Carbohydrate Solutions segment also advances carbon capture and storage and other emissions‑reduction initiatives, positioning the business to support lower‑carbon operations and the growing use of plant‑based alternatives to fossil‑derived materials. This segment also includes the Company’s share of the results of its equity investments in Hungrana Kft, Almidones Mexicanos, S.A. de CV, Aston Krahmalo-Produkty, LLC, Red Star Yeast Company, LLC, and LSCP, LLC.

The Nutrition segment serves various end markets including food, beverages, and nutritional supplements for humans, and complete feed, feed premix and additives, pet food and pet treats for livestock, aquaculture, and pets. The segment engages in the creation, manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, flavors and colors derived from nature, flavor systems, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, and other specialty food and feed ingredients and systems. The Nutrition segment also includes activities related to the procurement, processing, and distribution of edible beans, the processing and distribution of formula feeds and animal health and nutrition products and the manufacture of contract and private label pet treats and foods. This segment also includes the Company’s share of the results of its equity investments in Akralos Holding Company LLC, Vimison, S.A. de C.V., Dusial S.A., Vitafort Zrt., Novial SAS, and ADM / Matsutani LLC.

Other Business results include the results of ADM Investor Services and the Company’s captive insurance business. Corporate results principally include unallocated corporate expenses, interest, and revaluation results for investments in early-stage start-up companies.

Intersegment sales have been recorded using principles consistent with ASC 606, Revenue from Contracts with Customers.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Information for the Three Months ended March 31, 2026 and 2025

The following tables present data by reportable segment (in millions).

	Three Months Ended March 31, 2026
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$16,001	$2,559	$1,805	$20,365
Other Business				125
Total consolidated revenue				$20,490

Less:
Cost of materials	14,765	1,461	1,054
Manufacturing costs	894	692	330
Selling, general, and administrative expenses	210	91	292
Other segment items (1)	(141)	(41)	(6)
Segment operating profit	$273	$356	$135	$764

Reconciliation of segment operating profit
Other Business				53
Corporate				(423)
Specified items:
Gains on sales of assets and businesses				62
Impairment, exit, restructuring charges, and settlement contingencies				(17)
ADM's share of equity method investment non-recurring (charges)				(55)
Earnings Before Income Taxes				$384

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2025
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$15,675	$2,571	$1,817	$20,063
Other Business				112
Total consolidated revenue				$20,175

Less:
Cost of materials	14,339	1,602	1,139
Manufacturing costs	881	677	319
Selling, general, and administrative expenses	193	82	278
Other segment items (1)	(150)	(30)	(14)
Segment operating profit	$412	$240	$95	$747

Reconciliation of segment operating profit
Other Business				96
Corporate				(441)
Specified items:
Impairment, exit, restructuring charges, and settlement contingencies				(49)
Earnings Before Income Taxes				$353

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates and other income/expense.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)	Three Months Ended March 31,
	2026	2025
Intersegment sales
Ag Services and Oilseeds	$422	$421
Carbohydrate Solutions	198	199
Nutrition	15	19
Total intersegment sales	$635	$639

Depreciation expense
Ag Services and Oilseeds	$102	$100
Carbohydrate Solutions	79	75
Nutrition	42	37
Total segment depreciation expense	223	212
Other Business	2	2
Corporate	9	10
Total depreciation expense	$234	$224

Amortization expense
Ag Services and Oilseeds	$3	$3
Carbohydrate Solutions	1	1
Nutrition	39	39
Total segment amortization expense	43	43
Corporate	16	20
Total amortization expense	$59	$63

Interest and investment income
Ag Services and Oilseeds	$24	$21
Carbohydrate Solutions	1	—
Total segment interest and investment income	25	21
Other Business	94	97
Corporate	6	20
Total interest and investment income	$125	$138

Equity in (losses) earnings of unconsolidated affiliates
Ag Services and Oilseeds	$49	$110
Carbohydrate Solutions	34	29
Nutrition	4	7
Total segment equity in (losses) earnings of unconsolidated affiliates	87	146
Corporate	2	(2)
Total equity in (losses) earnings of unconsolidated affiliates	$89	$144

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13.    Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs, presented as specified items (in millions).

	Three Months Ended March 31,
	2026	2025
Total asset impairment, exit, and restructuring costs (1)	$12	$38

(1)On February 4, 2025, the Company announced targeted actions expected to deliver in excess of $500 million of aggregate cost savings in the next 3 to 5 years. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. Charges associated with these actions, as well as similar initiatives in prior periods, are reflected as restructuring charges. The three months ended March 31, 2026 included restructuring charges (primarily employee termination benefits) of $5 million, $4 million, $2 million and $1 million within Corporate, the Nutrition segment, the Ag Services and Oilseeds segment, and the Carbohydrate Solutions segment, respectively. The three months ended March 31, 2025 included restructuring charges (primarily employee termination benefits) of $23 million, $5 million, $4 million, and $4 million within the Ag Services and Oilseeds segment, the Carbohydrate Solutions segment, the Nutrition segment and Corporate, respectively.

Note 14.    Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”). Under the First Program, certain U.S. originated trade accounts receivable are sold to a wholly-owned, bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.7 billion for the accounts receivable transferred. The First Program terminates on May 15, 2026, unless extended.

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S. originated trade accounts receivable are sold to a wholly-owned, bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $1.3 billion (€1.1 billion) for the accounts receivables transferred. The Second Program terminates on May 19, 2026, unless extended.

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

As of March 31, 2026 and December 31, 2025, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s Consolidated Balance Sheets was $2.2 billion and $2.1 billion, respectively. Total receivables sold were $11.0 billion and $11.3 billion for the three months ended March 31, 2026 and 2025, respectively. Cash collections from customers on receivables sold were $10.7 billion and $11.3 billion for the three months ended March 31, 2026 and 2025, respectively. All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and the collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables. As of March 31, 2026 and December 31, 2025, receivables pledged as collateral to the Purchasers was $450 million and $290 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transfers of receivables under the Programs resulted in an expense of $10 million and $20 million for the three months ended March 31, 2026 and 2025, respectively, which are classified as Selling, general, and administrative expenses in the Consolidated Statements of Earnings.

The Company also has uncommitted Receivable Purchase Agreements (“RPAs”) with global financial institutions under which eligible trade accounts receivable may be sold at a discount. Accounts receivable sold under the RPAs are accounted for as sales. Discount fees in relation to the sale of trade accounts receivable under the RPAs are not significant.

Note 15.     Supplier Payable Programs

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

Changes to the outstanding payment obligations were as follows (in millions).

	Three Months Ended March 31,
	2026	2025
Opening balance, January 1	$301	$222
Obligations confirmed	295	275
Obligations paid	(205)	(221)
Closing balance, March 31	$391	$276

Note 16.    Legal Proceedings

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC and several other ethanol producers (collectively, “UWGP”) filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP appealed the dismissal to the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”). On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. The case was transferred back to the Central District of Illinois, and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal, and on January 12, 2024, the appellate court vacated the dismissal and remanded the case to the district court for further proceedings. On March 8, 2024, GP filed an amended complaint, which ADM moved to dismiss. On December 3, 2024, the court issued a decision on ADM’s motion to dismiss GP’s amended complaint, denying one ground for dismissal and certifying a question of law to the Nebraska Supreme Court before deciding the other ground. On July 18, 2025, the Seventh Circuit affirmed the dismissal of UWGP’s amended complaint. Following that decision, the district court ordered that ADM may file a renewed motion to dismiss MRE’s amended complaint, which ADM filed on October 6, 2025. Separately, on September 26, 2025, UWGP filed a complaint against ADM in Wisconsin state court asserting one claim for tortious interference with contractual relations. ADM moved to dismiss UWGP’s complaint in Wisconsin state court on November 24, 2025. On February 27, 2026, the Nebraska Supreme Court issued an opinion on the certified question regarding GP’s amended complaint, and the Illinois federal district court subsequently dismissed GP’s case with prejudice on March 12, 2026.

The Company denies liability and is vigorously defending itself in these actions. As these actions are in pretrial proceedings, the Company is unable at this time to predict the final outcome with any reasonable degree of certainty, but believes the outcome will not have a material adverse effect on its financial condition, results of operations, or cash flows.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Also, as previously disclosed, beginning on March 29, 2024, purported stockholders of the Company filed a number of related derivative lawsuits against certain current and former officers and directors of the Company, seeking unspecified damages. The initial actions were consolidated in the U.S. District Court for the District of Delaware (the “District of Delaware Consolidated Action”). Separately, on January 14, 2025, a purported stockholder served a litigation demand on the Company’s Board of Directors, demanding that legal proceedings be brought against certain current and former officers and directors of the Company. On March 28, 2025, this stockholder filed a derivative lawsuit in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against such current and former officers and directors of the Company (the “Litigation Demand Action”). Several other purported stockholders who did not make pre-suit demands filed additional derivative lawsuits in the Court of Chancery against certain current and former officers and directors of the Company, seeking unspecified damages; these actions have been consolidated in the Court of Chancery. The Litigation Demand Action was not included in the consolidation. On April 14, 2025, a purported stockholder filed a derivative lawsuit in the U.S. District Court for the Northern District of Illinois against certain current and former officers and directors of the Company, seeking unspecified damages; that action has been transferred to and consolidated with the District of Delaware Consolidated Action. On July 3, 2025, a purported stockholder filed a lawsuit to compel inspection of ADM’s books and records. The Company is unable to predict the final outcome of these proceedings with any reasonable degree of certainty, nor does it currently have sufficient information to estimate a reasonably possible loss or range of loss with respect to this matter.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited Consolidated Financial Statements, which can be found in Part I. Item 1. Consolidated Financial Statements.

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

See Part I. Item 1. Note 12. Segment Information of “Notes to Consolidated Financial Statements” for further details on the nature of our business and our reportable operating segments.

2026 Priorities

The Company established the following priorities for 2026 to help achieve its goal to continue to build and sustain long-term value creation for its shareholders and customers:

•Continuing to improve manufacturing costs - Driving manufacturing efficiencies and lower costs through process streamlining, further automation, and improved utilization rates.

•Reducing transaction costs through digitalization and Artificial Intelligence - Targeting reductions in the cost of executing transactions across our global footprint, including further digitizing workflows to reduce manual touchpoints, errors and cycle times, optimizing freight and logistics networks, and enhancing supply chain management.

•Investing in high-growth opportunities - Generating returns in the short-to-medium term and the long-term based on our value creation pathways of advanced nutrition, functional health, biosolutions, precision fermentation and decarbonization.

•Developing talent and capabilities - Ensuring our workforce has the skills and capabilities our business needs for today and for the future, including creating dedicated centers of capability in critical functional areas.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ADM is focused on scaling regenerative practices in partnership with farmers by supporting them with tools, insights, and financial incentives to help their operations thrive. ADM is innovating to meet growing demand for sustainably sourced, bio-based products, creating new market opportunities for farmers whose crops deliver health, transparency, and environmental benefits. The Company is modernizing its own operations to improve efficiency, enhance competitiveness, reduce emissions, and help build a more resilient supply chain.

Significant Portfolio Actions and Targeted Actions to Deliver Cost Savings

On February 4, 2025, the Company announced targeted actions expected to deliver in excess of $500 million of aggregate cost savings in 3 to 5 years. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. See Note 13. Asset Impairment, Exit, and Restructuring Costs of “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for additional information regarding restructuring related charges.

ADM’s recent significant portfolio actions and announcements included:

•The launch of Two Rivers Premium Oils, LLC, a cottonseed joint venture, in January 2026 with Planters Cotton Oil Mill Inc. (“Planters”), a premier cottonseed processor. Planters contributed its crush plant in Pine Bluff, Arkansas, as well as additional origination and storage facilities located in the region, to the joint venture. ADM contributed its Memphis, Tennessee, cottonseed facility.
•The launch of Akralos Holding Company LLC, an animal feed joint venture, in March 2026 with Alltech Inc., a global leader in agriculture, of a North American animal feed joint venture to offer an industry-leading range of products and solutions for livestock, equine, backyard and leisure animals. Alltech and ADM contributed feed mills across the U.S. and Canada, along with respective portions of premix supplies.

Renewable Fuel Standard and Clean Fuel Production Credit

In the three months ended March 31, 2026, the U.S. biofuel market continued to be affected by regulatory developments including issuance by:

•U.S. Environmental Protection Agency of final Renewable Volume Obligations (“RVO”) for 2026 and 2027 under the U.S. Renewable Fuel Standard that increased certain renewable fuel blending requirements.
•U.S. Treasury and IRS of proposed regulations relating to policy incentives under Section 45Z of the Internal Revenue Code (“Section 45Z credits”), the Clean Fuel Production Credit, enacted under the Inflation Reduction Act of 2022, amended by the One Big Beautiful Bill Act of 2025. Section 45Z policy incentives provides for credits for clean transportation fuels produced and sold between January 1, 2025 and December 31, 2029.

These developments have provided additional visibility into renewable fuel demand and incentive frameworks and are expected to affect renewable fuel blending economics, clean fuel credit values, and demand for certain agricultural feedstocks, which may benefit the Company’s ethanol and biofuel operations, as well as crush and grind margins. However, renewable fuel markets remain subject to ongoing regulatory, legislative, and implementation risks, including the timing and substance of final Section 45Z regulations, future policy actions, changes in credit values and shifts in blending economics which could continue to drive volatility in the Company’s results of operations.

Tariff Uncertainty

On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs by the executive branch. While the decision invalidated the presidential administration’s tariffs imposed under IEEPA, it did not establish a refund mechanism, which was subsequently set up by the U.S. Customs and Border Protection (“CBP”) in April 2026. The Company is monitoring the refund process and related risks, and expects tariff related risks will not have significant impact on the Company’s financial position, results of operations, or cash flows.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Performance Indicators

The Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. As a result, changes in agricultural commodity prices have relatively equal impacts on both Revenues and Cost of products sold. Mark-to-market and timing impacts represent changes in agricultural commodity pricing and foreign currency market factors and are not necessarily reflective of the operating performance of our business. Mark-to-market and timing impacts represent the estimated net unrealized gain and loss impacts of market factor changes on the valuation of certain of our merchandisable commodity inventories (including certain commodity inventories valued at the lower of cost or market), forward cash purchase and sales contracts, and futures and foreign currency contracts. The final mark-to-market and timing impacts will be realized when the underlying inventory, forward cash purchase and sales contracts, and futures and foreign currency contracts are settled.

The Company's Nutrition segment primarily utilizes agricultural commodities (or products derived from agricultural commodities) as raw materials. However, in these operations, agricultural commodity market price changes do not necessarily strongly correlate to changes in cost of products sold. As a result, changes in revenues may correspond to changes in margins.

The Company has consolidated subsidiaries in approximately 75 countries. For the majority of the Company’s subsidiaries located outside the United States, the local currency is the functional currency except for certain significant subsidiaries in Switzerland where the Euro is the functional currency, and Brazil and Argentina where the U.S. dollar is the functional currency. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the weighted average exchange rates for the applicable periods. For the majority of the Company’s business activities in Brazil and Argentina, the functional currency is the U.S. dollar; however, certain transactions, including taxes, occur in local currency and require remeasurement to the functional currency. Changes in revenues are expected to be correlated to changes in expenses reported by the Company caused by fluctuations in the exchange rates of foreign currencies, primarily the Euro, British pound, Canadian dollar, and Brazilian real, as compared to the U.S. dollar.

The Company measures its performance using key financial metrics including net earnings, adjusted diluted earnings per share (“EPS”), margins, segment operating profit, total segment operating profit, earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA. Some of these metrics are not defined by generally accepted accounting principles in the United States (“GAAP”) and should be considered in addition to, and not in lieu of, GAAP financial measures. For further information, see the “Non-GAAP Financial Measures” section below.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Market Factors Influencing Operations and Results in the Three Months Ended March 31, 2026

The Company is subject to a variety of market factors which affect the Company's operating results, including those discussed below related to the three months ended March 31, 2026.

In the Ag Services and Oilseeds segment, geopolitical uncertainty, logistical and weather challenges combined with confirmation of U.S biofuel policy contributed to crush margin expansion in both soy and canola. North America benefited from higher urea prices, strong domestic demand from crush producers and continued sales to China. Transportation benefited from higher freight rates, which more than offset volume constraints. Global Trade was impacted by freight supply concerns, logistical dislocations and increased bunker costs. In the Crushing and Refined Products and Other (“RPO”) subsegments, confirmation of the U.S. biofuel policy and higher heating oil values expanded cash margins.

In the Carbohydrate Solutions segment, North America ethanol stocks tightened relative to last year as plants and supply chains slowed initially due to adverse weather conditions, combined with strong export demand and positive Renewable Volume Obligations (“RVO”) clarity. Geopolitical issues contributed to ethanol being priced competitive to higher competing oxygenates. North America liquid sweetener demand remained soft while starch demand showed early signs of recovery after a slow start to 2026. EMEA Starches and Sweeteners were pressured by demand softness across the food and industrial segments.

In the Nutrition segment, the Flavors market continued to grow with energy and ready to drink beverages continuing to perform strongly. The Dietary Supplements market also continued to grow and presents potential expansion opportunities as customer acceptance of postbiotics allows sales in a larger variety of segments (food and beverage). While shifts in customer sentiment and inflation continue to pose challenges, clean label and healthier categories are outpacing the broader industry. For Animal Nutrition, stabilizing commodity prices continued to support feed ration commodities, as well as additive markets.

Processed volumes by certain products for the three months ended March 31, 2026 and 2025 were as follows (in thousand metric tons).

	Three Months Ended
	March 31,
	2026	2025	Change
Oilseeds	9,299	9,091	208
Corn	4,542	4,581	(39)

The Company generally operates its production facilities, on an overall basis, at or near capacity, adjusting facilities individually, as needed, to react to the current margin environment and seasonal local supply and demand conditions. The increase in processed oilseeds volumes in the current year quarter was primarily related to improved North America and South America crush volumes due to improved utilization.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Earnings before income taxes was $384 million compared to $353 million in the prior year quarter. Results in the current year quarter were primarily driven by improved operating performance in the Carbohydrate Solutions segment and the Nutrition segment, partially offset by net negative mark-to-market and timing impacts, within the Ag Services and Oilseeds segment.

Total segment operating profit (a non-GAAP measure) increased $17 million from $747 million to $764 million driven by higher results in the Carbohydrate Solutions segment and the Nutrition segment, partially offset by lower results in the Ag Services and Oilseeds segment. Total segment operating profit (a non-GAAP measure) in the three months ended March 31, 2026 excluded net gains on the sale and contribution of assets of $62 million, the Company's share of Wilmar International Limited (“Wilmar”) non-recurring charges of $55 million, and $17 million of portfolio optimization and impairment charges. Total segment operating profit (a non-GAAP measure) in the three months ended March 31, 2025 excluded restructuring and net settlement contingencies of $49 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues for the three months ended March 31, 2026 and 2025, were as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025	Change
Ag Services and Oilseeds
Ag Services	$10,604	$10,536	$68
Crushing	2,695	2,639	56
Refined Products and Other	2,702	2,500	202
Total Ag Services and Oilseeds	16,001	15,675	326

Carbohydrate Solutions
Starches and Sweeteners	1,931	1,937	(6)
Vantage Corn Processors	628	634	(6)
Total Carbohydrate Solutions	2,559	2,571	(12)

Nutrition
Human Nutrition	1,025	998	27
Animal Nutrition	780	819	(39)
Total Nutrition	1,805	1,817	(12)

Total Segment Revenues	20,365	20,063	302

Other Business	125	112	13

Total Revenues	$20,490	$20,175	$315

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

Revenues increased $315 million to $20.5 billion, driven by higher sales prices ($743 million), partially offset by lower sales volumes ($428 million). Higher sales prices of soybeans, oils and biodiesel were partially offset by lower sales prices of corn. Lower sales volumes of corn, oils, and biodiesel were partially offset by higher sales volumes of sorghum and meal. Ag Services and Oilseeds revenues increased 2% to $16.0 billion, driven by higher sales prices ($625 million), partially offset by lower sales volumes ($299 million). Carbohydrate Solutions revenues of $2.6 billion were consistent year over year. Nutrition revenues decreased 1% to $1.8 billion.

Cost of products sold increased $273 million to $19.3 billion, primarily driven by commodity prices and higher manufacturing expenses.

Gross profit increased $42 million to $1.2 billion, primarily driven by an increase in margins of $112 million in Carbohydrate Solutions and $62 million in Nutrition, partially offset by a decrease in margins of $119 million in Ag Services and Oilseeds.

Selling, general, and administrative (SG&A) expenses increased $29 million to $961 million, primarily driven by higher employee compensation costs, partially offset by lower third party service costs.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset impairment, exit, and restructuring costs decreased $26 million to $12 million. Charges in the current and prior year quarter primarily consisted of restructuring charges. See Note 13. Asset Impairment, Exit, and Restructuring Costs within “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for further information.

Equity in earnings of unconsolidated affiliates decreased $55 million to $89 million driven by lower earnings from the Company’s investments in Wilmar and Olenex Holdings B.V., partially offset by higher earnings from the Company’s investment in LSCP, LLLP and SoyVen Holding B.V.

Interest and investment income decreased $13 million to $125 million, primarily driven by lower tax-related income and credits in Corporate.

Interest expense decreased $9 million to $149 million, driven by lower interest rates and balances on the Company’s commercial paper programs.

Other income — net increased $51 million to $70 million, primarily driven by gains on sale and contribution of assets. See Note 11. Other Income - Net within “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for further information.

Income tax expense increased $20 million to $81 million. The Company’s effective tax rate for the quarter ended March 31, 2026 was 21.1% compared to 17.3% for the quarter ended March 31, 2025. The increase in the effective tax rate for the three months ended March 31, 2026 compared to the prior year quarter is driven by the impact of discrete tax items.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment operating profit for the three months ended March 31, 2026 and 2025 was as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025	Change
Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$200	$159	$41
Crushing	(79)	47	(126)
Refined Products and Other	86	134	(48)
Wilmar	66	72	(6)
Total Ag Services and Oilseeds	$273	$412	$(139)

Carbohydrate Solutions
Starches and Sweeteners	$229	$207	$22
Vantage Corn Processors	127	33	94
Total Carbohydrate Solutions	$356	$240	$116

Nutrition
Human Nutrition	$104	$75	$29
Animal Nutrition	31	20	11
Total Nutrition	$135	$95	$40

In the Ag Services and Oilseeds segment, segment operating profit decreased 34%. Current period results included net negative mark-to-market and timing impacts of approximately $275 million, of which approximately 10%, 70%, and 20% were attributable to our Ag Services, Crushing, and Refined Products and Other subsegment operating profit results, respectively. The Ag Services subsegment operating profit increased 26% compared to the prior year quarter supported by higher export activity from North America, which included increased soybean and sorghum trade with China and strong corn exports. Results also reflected a favorable comparison to the prior year quarter, which was impacted by certain non-recurring export duties. The Crushing subsegment operating profit was lower by $126 million compared to the prior year quarter, driven by negative mark-to-market timing impacts, partially offset by improvement in plant processed volumes in the first quarter of 2026. Additionally, soybean meal sales remained strong throughout the quarter. The RPO subsegment operating profit decreased 36% when compared to the prior year quarter, driven by negative mark-to-market and timing which stemmed from the strengthening margin environment. Wilmar earnings decreased by $6 million to $66 million in the current year quarter.

In the Carbohydrate Solutions segment, segment operating profit increased 48% compared to the prior year quarter. The Starches and Sweeteners subsegment operating profit was higher compared to the prior year quarter, primarily due to higher ethanol margins related to ADM’s corn wet-milling ethanol operations, which were partially offset by lower global liquid sweeteners and starches volumes and margins. The Vantage Corn Processors subsegment operating profit increased $94 million compared to the prior year quarter driven by strengthening ethanol margins, supported by effective risk management and policy incentives.

In the Nutrition segment, segment operating profit increased 42% due to improved performance in both Human and Animal Nutrition subsegments. Human Nutrition subsegment operating profit was higher compared to prior year quarter, as a result of higher Flavors sales, including foreign exchange gains, and the continued recovery of the Decatur East plant. Animal Nutrition subsegment operating profit was higher compared to the prior year quarter driven by portfolio actions and increased focus on higher-margin product lines, on-going cost optimization efforts, and foreign exchange gains.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Business and Corporate Results

Other Business contribution of operating profit decreased from $96 million to $53 million. Captive insurance results were lower driven by higher claim settlements. ADM Investor Services results were higher due to increased volumes and higher customer balances.

Corporate results for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025	Change
Interest expense - net	(105)	(100)	(5)
Unallocated corporate function costs	(344)	(352)	8
Impairment, exit, restructuring charges, and settlement contingencies	(5)	(5)	—
Other income - net	31	16	15
Total Corporate	$(423)	$(441)	$18

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

Management believes that adjusted net earnings, adjusted diluted EPS, EBITDA, adjusted EBITDA, and total segment operating profit are useful measures of the Company’s performance because they provide investors additional information about the Company’s operations allowing better evaluation of underlying business performance and better period-to-period comparability. Adjusted net earnings, adjusted diluted EPS, EBITDA, adjusted EBITDA, and total segment operating profit are not intended to replace or be an alternative to net earnings, diluted EPS, earnings before income taxes and cash flows from operating activities, the most directly comparable amounts reported under GAAP.

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the three months ended March 31, 2026 and 2025.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2026		2025
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	484		483
Net earnings and reported EPS (diluted)	$298	$0.62	$295	$0.61
Adjustments: (1)
(Gain) on sale of assets and businesses (net of tax of $15 million in 2026)	(47)	(0.10)	—	—
Impairment, exit, restructuring charges, and settlement contingencies (net of tax of $6 million in 2026 and $11 million in 2025)	29	0.06	43	0.09
ADM's share of equity method investment non-recurring charges	55	0.11	—	—
Certain discrete tax adjustments	10	0.02	—	—
Total adjustments	47	0.09	43	0.09
Adjusted net earnings and adjusted diluted EPS	$345	$0.71	$338	$0.70
(1) Tax effected using the U.S. and other applicable tax rates.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the three months ended March 31, 2026 and 2025 (in millions).

	Three Months Ended
	March 31,
	2026	2025
Net Earnings	$298	$295
Net gain (loss) attributable to non-controlling interests	5	(3)
Income tax expense	81	61
Earnings Before Income Taxes	384	353
Interest expense (1)	111	116
Depreciation and amortization (2)	289	284
EBITDA	784	753
(Gain) on sales of assets and businesses	(62)	—
Impairment, exit, restructuring charges and settlement contingencies	35	54
ADM's share of equity method investment non-recurring charges	55	—
Adjusted EBITDA	$812	$807
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $4 million and $3 million of accelerated depreciation recorded within restructuring charges as a specified item for the three months ended March 31, 2026 and March 31, 2025, respectively.

The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the three months ended March 31, 2026 and 2025 (in millions).

	Three Months Ended
	March 31,
	2026	2025
Earnings Before Income Taxes	$384	$353
Other Business (earnings)	(53)	(96)
Corporate	423	441
Specified Items:
(Gain) on sale of assets and businesses	(62)	—
Impairment, exit, restructuring charges and settlement contingencies	17	49
ADM's share of equity method investment non-recurring charges	55	—
Total Segment Operating Profit	$764	$747

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

At March 31, 2026, the Company’s capital resources included shareholders’ equity of $22.8 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.4 billion, of which $8.4 billion was unused. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs. At March 31, 2026, there was $1.6 billion of commercial paper outstanding.

As of March 31, 2026, the Company had $591 million of cash and cash equivalents, $315 million of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.1 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

As of March 31, 2026, the Company had total available liquidity of $9.0 billion comprised of cash and cash equivalents and unused lines of credit. The Company believes that cash flows from operations, cash and cash equivalents on hand, and unused lines of credit will be sufficient to meet its ongoing liquidity requirements for at least the next twelve months.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Cash Flows

Net cash provided by operating activities was $150 million for the three months ended March 31, 2026. Net cash used in operating activities was $342 million for the three months ended March 31, 2025.

The increase in cash provided by operating activities in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by changes in net working capital. Changes in net working capital were primarily driven by payables to brokerage customers, accrued expenses and other payables and trade payables, partially offset by changes in inventory and other current assets.

Changes in Payables to brokerage customers resulted in a cash inflow of $1.3 billion in the current year quarter compared to an outflow of $79 million in the prior year quarter. The inflow in the current year quarter is driven by increased customer trading and margin requirements in the Company’s futures commission and brokerage business.
Changes in Accrued expenses and other payables resulted in a cash inflow of $940 million in the current year quarter compared to an outflow of $244 million in the prior year quarter. The inflow in the current year quarter is driven by changing market conditions impacting the valuation of derivative contracts.

Changes in Trade payables resulted in a cash inflow of $245 million in the current year quarter compared to an outflow of $423 million in the prior year quarter, primarily driven by higher commodity pricing in the current year quarter.

Changes in Inventories resulted in a cash outflow of $1.4 billion in the current year quarter compared to an inflow of $137 million in the prior-year quarter, primarily reflecting higher commodity pricing in the current year quarter.

Changes in Other current assets resulted in a cash outflow of $552 million in the current year quarter compared to an inflow of $263 million in the prior-year quarter, primarily reflecting increased cash and securities deposited with clearing houses and brokers, for increased customer margin requirements, within the Company’s futures commission and brokerage business and changing market conditions impacting valuation of derivative contracts.

Investing Cash Flows

Net cash used in investing activities was $128 million and $129 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Net cash used in investing activities for the three months ended March 31, 2026 included additions to property, plant, and equipment of $194 million, partially offset by proceeds from the sale of assets and cash inflows from certain affiliates.

Net cash used in investing activities for the three months ended March 31, 2025 included additions to property, plant and equipment of $291 million and a business acquisition, net of cash acquired, of $90 million, partially offset by proceeds from sales of marketable securities of $248 million.

Financing Cash Flows

Net cash provided by financing activities was $612 million and $587 million for the three months ended March 31, 2026 and 2025, respectively.

Net cash provided by financing activities for the three months ended March 31, 2026 and March 31, 2025 included net borrowings under short-term credit agreements of $919 million and $863 million, respectively.

Dividends paid for the three months ended March 31, 2026 and March 31, 2025 were $254 million and $247 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program

No share repurchases were made in the three months ended March 31, 2026. As of March 31, 2026, the Company had 115 million remaining shares under its share repurchase program until December 31, 2029.

Accounts Receivable Securitization Programs

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $3.0 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14. Sale of Accounts Receivable within “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for further information). As of March 31, 2026, the Company had $750 million unused capacity of its facility under the Programs.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of March 31, 2026 and December 31, 2025 were $16.3 billion and $13.8 billion, respectively. As of March 31, 2026, the Company expects to make payments related to purchase obligations of $14.7 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the three months ended March 31, 2026.

Critical Accounting Estimates

There were no material changes in the Company’s critical accounting estimates during the three months ended March 31, 2026. For a description of the Company’s critical accounting estimates and assumptions used in the preparation of the Company’s financial statements, see Part II. Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II. Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in: commodity market prices as they relate to the Company’s net commodity position, foreign currency exchange rates, equity price and interest rates.

For detailed information regarding the Company’s market risk sensitive instruments and positions, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ARCHER-DANIELS-MIDLAND COMPANY
CONTROLS AND PROCEDURES
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For information regarding certain legal proceedings involving the Company, see Part I. Item 1. Note 16. Legal Proceedings of “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended March 31, 2026 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Under the Company’s current stock repurchase program, subject to applicable law, share repurchases may be made from time to time in open market transactions or privately negotiated transactions.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
January 1, 2026 to January 31, 2026	3,538	$65.62	—	114,764,049
February 1, 2026 to February 28, 2026	716,612	68.12	—	114,764,049
March 1, 2026 to March 31, 2026	46,876	70.51	—	114,764,049
Total	767,026	$68.25		114,764,049

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

ITEM 5.    OTHER INFORMATION

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

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

ARCHER-DANIELS-MIDLAND COMPANY
(Registrant)

Dated:	May 5, 2026	/s/ M. Patolawala
M. Patolawala
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)