Form 10-Q
period 2026-06-30
Archer-Daniels-Midland Co
filed 2026-08-04
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Common Stock, no par value – 481,959,583 shares
(July 30, 2026)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical or current fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “forecast,” “will,” “should,” “can have,” “likely,” “goals,” “objectives,” “priorities,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results of operations and underlying assumptions, growth opportunities, operational execution and improvements, progress on the Company’s strategic priorities, changes to the margin environment, earnings improvements, future demand, future investments, policy changes, capital allocation priorities and actions, the biofuels environment, global trade and tariff conditions, energy prices, and global market volatility are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from those expressed or implied in the forward-looking statements, including, without limitation, (1) operational risks related to equipment failure, natural disasters, epidemics, pandemics, adverse weather conditions, accidents, explosions, fires, war or acts of terrorism, cybersecurity incidents or other unexpected outages; (2) risks related to the availability and prices of agricultural commodities, agricultural commodity products, other raw materials and energy, including impacts from factors outside the Company’s control such as changes in market conditions, weather conditions, crop disease, plantings, climate change, competition and changes in global demand, as well as risks relating to global and regional economic downturns; (3) risks related to compliance with, and changes in, government programs, policies, laws, and regulations, including those related to trade, tariffs, sanctions, biofuels, sustainability, food safety and quality, the environment, tax, and financial markets; (4) risks related to international conflicts, acts of terrorism or war, sanctions, maritime piracy and other geopolitical events or economic disruptions, as well as other risks related to the disruption of global markets and trade flows; (5) risks and uncertainties relating to acquisitions, equity investments, joint ventures, integrations, divestitures, and other transactions; (6) risks relating to the Company’s execution of its strategic priorities, including achieving cost reductions and operational improvements, organic and inorganic growth and innovation in its products and services; (7) risks related to the Company’s technology systems and cybersecurity incidents; and (8) other risks, assumptions and uncertainties that are described in Item 1A, "Risk Factors" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as may be updated in subsequent Quarterly Reports on Form 10-Q. For these statements, the Company claims the protection of the safe harbor for forward-looking statements in the Private Securities Litigation Reform Act. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, the Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

ARCHER-DANIELS-MIDLAND COMPANY
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Revenues	$22,681	$21,166	$43,171	$41,341
Cost of products sold	20,746	19,796	40,014	38,791
Gross Profit	1,935	1,370	3,157	2,550

Selling, general, and administrative expenses	1,026	911	1,987	1,843
Asset impairment, exit, and restructuring costs	13	137	25	175
Equity in (earnings) of unconsolidated affiliates	(142)	(134)	(231)	(278)
Interest and investment (income) expense	(116)	70	(241)	(68)
Interest expense	148	159	297	317
Other (income) – net	(82)	(52)	(152)	(71)
Earnings Before Income Taxes	1,088	279	1,472	632

Income tax expense	176	62	257	123
Net Earnings Including Non-controlling Interests	912	217	1,215	509

Net earnings (loss) attributable to non-controlling interests	4	(2)	9	(5)

Net Earnings Attributable to Archer-Daniels-Midland Company	$908	$219	$1,206	$514

Weighted average number of shares outstanding – basic	485	484	485	483
Weighted average number of shares outstanding – diluted	485	484	485	484
Basic earnings per common share	$1.87	$0.45	$2.49	$1.06
Diluted earnings per common share	$1.87	$0.45	$2.49	$1.06
Dividends per common share	$0.52	$0.51	$1.04	$1.02

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net Earnings Including Non-controlling Interests	$912	$217	$1,215	$509

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	79	282	151	149
Tax effect	(6)	75	(20)	113
Net of tax amount	73	357	131	262

Deferred (loss) on hedging activities	(25)	(59)	(77)	(64)
Tax effect	(5)	13	12	12
Net of tax amount	(30)	(46)	(65)	(52)

Pension and other postretirement benefit liabilities adjustment	(2)	8	(4)	(14)
Tax effect	—	(2)	1	4
Net of tax amount	(2)	6	(3)	(10)

Unrealized gain (loss) on investments	3	(1)	(1)	(4)
Tax effect	1	—	1	—
Net of tax amount	4	(1)	—	(4)

Total other comprehensive income, net of tax	45	316	63	196

Total comprehensive income	957	533	1,278	705

Less: Comprehensive income (loss) attributable to non-controlling interests	5	(2)	8	(5)

Comprehensive income attributable to Archer-Daniels-Midland Company	$952	$535	$1,270	$710

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2026	December 31, 2025
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$1,060	$1,015
Short-term marketable securities	33	32
Segregated cash and investments	8,516	8,432
Trade receivables, net	3,348	3,021
Inventories	10,586	10,369
Other current assets	4,256	3,796
Total Current Assets	27,799	26,665
Non-Current Assets
Investments in affiliates	5,901	5,560
Goodwill	4,653	4,769
Intangible assets	1,845	1,976
Right of use assets	1,303	1,322
Other non-current assets	1,047	918
Property, plant, and equipment, net	10,979	11,179
Total Non-Current Assets	25,728	25,724
Total Assets	$53,527	$52,389

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$407	$798
Current maturities of long-term debt	1,153	1,006
Trade payables	4,990	5,195
Payables to brokerage customers	9,175	8,919
Accrued expenses and other payables	3,982	3,313
Current lease liabilities	305	303
Total Current Liabilities	20,012	19,534
Long-Term Liabilities
Long-term debt	6,451	6,606
Deferred income taxes	1,104	1,135
Non-current lease liabilities	1,026	1,045
Other	1,062	1,042
Total Long-Term Liabilities	9,643	9,828

Commitments and contingencies (See Note 16)

Temporary Equity - Redeemable non-controlling interest	292	287

Shareholders’ Equity
Common stock	3,369	3,281
Reinvested earnings	22,671	21,983
Accumulated other comprehensive income (loss)	(2,467)	(2,531)
Non-controlling interests	7	7
Total Shareholders’ Equity	23,580	22,740
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$53,527	$52,389
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(In millions)
Cash flows from operating activities
Net earnings including non-controlling interests	$1,215	$509
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	586	578
Asset impairment charges	5	105
Deferred income taxes	(112)	(59)
Equity in earnings of unconsolidated affiliates, net of dividends	(8)	(18)
Stock compensation expense	138	72
(Gain) loss on asset contributions, sales and investment revaluation, net	(85)	150
Other – net	20	(104)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	(177)	1,261
Trade receivables	(379)	197
Inventories	(298)	2,152
Other current assets	(549)	(41)
Trade payables	(185)	(1,157)
Payables to brokerage customers	276	708
Accrued expenses and other payables	852	(397)
Net cash provided by operating activities	1,299	3,956
Cash flows from investing activities
Capital expenditures	(466)	(596)
Net assets of businesses acquired	—	(95)
Proceeds from sales of assets, businesses and investments	56	41
Purchases of marketable securities	—	(11)
Proceeds from sales of marketable securities	6	267
Other – net	31	3
Net cash used in investing activities	(373)	(391)
Cash flows from financing activities
Long-term debt payments	(5)	—
Net repayments under lines of credit agreements	(389)	(1,057)
Cash dividends	(510)	(495)
Acquisition of non-controlling interest	—	(4)
Other – net	(51)	(23)
Net cash used in financing activities	(955)	(1,579)
Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	(19)	34
(Decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(48)	2,020
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	5,505	3,924
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$5,457	$5,944

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Equity Attributable to Archer-Daniels-Midland Company
	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance, March 31, 2026	482	$3,296	$22,019	$(2,511)	$7	$22,811
Comprehensive income
Net earnings			908		1	909
Other comprehensive income				44	—	44
Cash dividends paid - $0.52 per share			(256)			(256)
Share repurchases	—		—			—
Stock compensation expense	—	74				74
Stock option exercises, net of taxes	—	(1)			—	(1)
Other	—	—	—		(1)	(1)
Balance, June 30, 2026	482	$3,369	$22,671	$(2,467)	$7	$23,580

Balance, December 31, 2025	480	$3,281	$21,983	$(2,531)	$7	$22,740
Comprehensive income
Net earnings			1,206		1	1,207
Other comprehensive income				64	—	64
Cash dividends paid - $1.04 per share			(510)			(510)
Stock compensation expense	2	138				138
Stock option exercises, net of taxes	—	(53)			—	(53)
Other	—	3	(8)		(1)	(6)
Balance, June 30, 2026	482	$3,369	$22,671	$(2,467)	$7	$23,580

Balance, March 31, 2025	480	$3,246	$21,981	$(3,108)	$8	$22,127
Comprehensive income
Net earnings			219		(1)	218
Other comprehensive income				316	—	316
Cash dividends paid - $0.51 per share			(248)			(248)
Share repurchases	—	—	—			—
Stock compensation expense	—	22				22
Stock option exercises, net of taxes	—	2			—	2
Other	—	—	—	—	1	1
Balance, June 30, 2025	480	$3,270	$21,952	$(2,792)	$8	$22,438

Balance, December 31, 2024	478	$3,223	$21,933	$(2,988)	$10	$22,178
Comprehensive income
Net earnings			514		(2)	512
Other comprehensive income				196	—	196
Cash dividends paid - $1.02 per share			(495)			(495)
Stock compensation expense	2	72				72
Stock option exercises, net of taxes	—	(28)				(28)
Other	—	3	—	—	—	3
Balance, June 30, 2025	480	$3,270	$21,952	$(2,792)	$8	$22,438
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies

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

Segregated Cash and Investments

The Company segregates certain cash, cash equivalents, and investment balances in accordance with regulatory requirements, commodity clearinghouse requirements, and insurance arrangements.

Within ADM Investor Services, the Company’s registered futures commission merchant and provider of commodity brokerage services, deposits received from customers, cash margins and securities pledged to commodity exchange clearinghouses or other brokers, and cash pledged as security under certain insurance arrangements are classified as segregated balances. To the extent these segregated balances are comprised of cash and cash equivalents, they are considered restricted cash and restricted cash equivalents on the Consolidated Statements of Cash Flows. The payables to brokerage customers have a corresponding balance in segregated cash and investments and segregated customer omnibus receivable in other current assets.

Segregated cash and investments also include restricted cash collateral for the various insurance programs of the Company’s captive insurance business.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as of June 30, 2026 and 2025 (in millions).

	June 30,
	2026	2025
Cash and cash equivalents	$1,060	$1,057
Restricted cash and restricted cash equivalents (included in segregated cash and investments)	4,397	4,887
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,457	$5,944

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

Changes to the allowance for estimated uncollectible accounts were as follows (in millions).

	Three Months Ended June 30,
	2026	2025
Opening balance, April 1	$162	$158
Provisions (reversals), net	8	5
Write-offs against allowance	(14)	(13)
Recoveries and other	—	3
Closing balance, June 30	$156	$153

	Six Months Ended June 30,
	2026	2025
Opening balance, January 1	$160	$167
Provisions (reversals), net	16	7
Write-offs against allowance	(20)	(26)
Recoveries and other	—	5
Closing balance, June 30	$156	$153

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value. In addition, the Company values certain inventories using the first-in, first-out (“FIFO”) method at the lower of cost and net realizable value.

The following table sets forth the Company’s inventories as of June 30, 2026 and December 31, 2025 (in millions).

	June 30, 2026	December 31, 2025
Raw materials and supplies (1)	$1,594	$1,740
Finished goods	2,408	2,407
Market inventories	6,584	6,222
Total inventories	$10,586	$10,369

(1) Includes work in process inventories which were not material.

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

Cost method investments of $163 million and $143 million as of June 30, 2026 and December 31, 2025, respectively, were included in Other non-current assets in the Company’s Consolidated Balance Sheets.

Revaluation gains and losses are recorded in Interest and investment (income) expense in the Company’s Consolidated Statements of Earnings. As of June 30, 2026, the annual upward and downward adjustments were $12 million and $1 million, respectively. As of June 30, 2026, the cumulative amounts of upward and downward adjustments on cost method investments were $126 million and $449 million, respectively.

Investments in Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence.

Wilmar Investment

The Company had a 22.5% share ownership in Wilmar International Limited (“Wilmar”) as of June 30, 2026 and December 31, 2025. The Company records its share of Wilmar’s financial results on a three-month lag basis, with the exception of transactions or events that occur during the intervening period that materially affect Wilmar’s financial position or results of operations. The Company’s investment in Wilmar had a carrying value of $4.1 billion as of June 30, 2026, and a market value of $3.9 billion based on the Level 1 quoted Singapore Exchange market price, converted to U.S. dollars at the applicable exchange rate, at June 30, 2026.

In accordance with its accounting policy, as of June 30, 2026, the Company evaluated several factors in its determination of whether an other-than-temporary impairment of its investment in Wilmar had occurred as of that date. This included consideration of the severity and duration of the carrying value being above Wilmar's stock price, the recent performance of Wilmar’s stock price as quoted on the Singapore Exchange, including stock price performance subsequent to the balance sheet date, Wilmar's financial condition and near-term performance prospects, and latest consensus analyst forecasts. The Company considers its investment in Wilmar a significant and strategic relationship and has the intent and ability to retain its investment in Wilmar for a period of time sufficient to allow for any anticipated recovery in market value. Based on the evaluation of the factors above, the Company does not consider the investment to be other-than temporarily impaired at June 30, 2026. The Company will continue to reassess its investment in Wilmar, which may result in the recognition of an other-than-temporary impairment in the future.

Other Investments

As of June 30, 2026, the Company also holds equity method investments in Pacificor, LLC (32.2%), Akralos Holding Company LLC (49.0%), SoyVen Holding B.V. (50.0%), Olenex Holdings B.V. (37.5%), Hungrana Kft (50.0%), Almidones Mexicanos, S.A. de C.V. (50.0%), Vimison, S.A. de C.V. (45.3%), Aston Krahmalo-Produkty, LLC (50.0%), Edible Oils Limited (50.0%), Gradable, LLC (50.0%), LSCP, LLC (22.1%), Stratas Foods LLC (50.0%), Red Star Yeast Company, LLC (40.0%), Terminal de Grãos Ponta da Montanha S.A. (50.0%), Plainsman Company LLC (40.0%), Two Rivers Premium Oils, LLC (60.0%), Dusial S.A. (42.8%), ADM / Matsutani LLC (50.0%), Vitafort Zrt (34.3%), and Novial SAS (26.2%).

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property, Plant, and Equipment

The Company’s property, plant, and equipment consisted of the following as of June 30, 2026 and December 31, 2025 (in millions).

	June 30, 2026	December 31, 2025
Land	$604	$607
Buildings	6,384	6,440
Machinery and equipment	22,066	22,042
Construction in progress	1,043	1,110
	30,097	30,199
Accumulated depreciation	(19,118)	(19,020)
Property, Plant, and Equipment, Net	$10,979	$11,179

Redeemable Non-controlling Interests

The Company presents any redeemable non-controlling interests in temporary equity within the Consolidated Balance Sheets at redemption value with period changes recorded in reinvested earnings. The Company reports the portion of its earnings or loss for redeemable non-controlling interests as Net earnings (loss) attributable to non-controlling interests in the Consolidated Statements of Earnings.

Changes to the Company's redeemable non-controlling interests for the three and six months ended June 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended June 30,
	2026	2025
Opening balance, April 1	$292	$255
Net income (loss) attributable to redeemable non-controlling interests	3	(1)
Currency translation adjustments and other	(3)	(5)
Closing balance, June 30	$292	$249

	Six Months Ended June 30,
	2026	2025
Opening balance, January 1	$287	$253
Net income (loss) attributable to redeemable non-controlling interests	8	(3)
Currency translation adjustments and other	(3)	(1)
Closing balance, June 30	$292	$249

Clean Fuel Production Credits

The Inflation Reduction Act of 2022 introduced the Clean Fuel Production Credit (“Section 45Z”) for qualifying fuel produced and sold between January 1, 2025 and December 31, 2029.

The Company elected to account for Section 45Z credits as government grants in the period qualifying fuel is produced and sold, and when it becomes probable that the Company will meet the eligibility requirements to earn and receive the credit. Section 45Z credits are initially measured at estimated fair value reflecting the credit value upon monetization. Subsequently, changes in assumptions impacting the credit value are accounted for prospectively as changes in accounting estimates. Unmonetized Section 45Z credits are recorded within Other current assets on the Consolidated Balance Sheets, while the recognized benefit and related transaction costs are recorded within Cost of products sold in the Consolidated Statements of Earnings.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Effective January 1, 2028, the Company will be required to adopt ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which amends the existing framework for identifying and disclosing qualitative information about how it obtained and intends to use its environmental credits, accounting policies used, and significant estimates and judgments used in applying the guidance. The amendments in this ASU also require separate presentation of environmental credit assets from environmental credit obligations on the balance sheet. The amendments in this ASU are required to be applied retrospectively. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements.

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

Note 3.    Revenues

The following tables present revenue disaggregated by category and reportable segments and subsegments for the three and six months ended June 30, 2026 and 2025 (in millions).

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Topic 606	Topic 815	Total	Topic 606	Topic 815	Total
	Revenue	Revenue	Revenues	Revenue	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$1,113	$10,423	$11,536	$1,024	$9,872	$10,896
Crushing	132	2,950	3,082	86	2,543	2,629
Refined Products and Other	953	2,345	3,298	895	1,849	2,744
Total Ag Services and Oilseeds	2,198	15,718	17,916	2,005	14,264	16,269
Carbohydrate Solutions
Starches and Sweeteners	1,503	577	2,080	1,539	561	2,100
Vantage Corn Processors	677	—	677	692	—	692
Total Carbohydrate Solutions	2,180	577	2,757	2,231	561	2,792
Nutrition
Human Nutrition	1,118	—	1,118	1,161	—	1,161
Animal Nutrition	784	—	784	832	—	832
Total Nutrition	1,902	—	1,902	1,993	—	1,993

Total Segment Revenues	6,280	16,295	22,575	6,229	14,825	21,054
Other Business	106	—	106	112	—	112
Total Revenues	$6,386	$16,295	$22,681	$6,341	$14,825	$21,166

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Topic 606	Topic 815	Total	Topic 606	Topic 815	Total
	Revenue	Revenue	Revenues	Revenue	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$2,275	$19,864	$22,139	$2,272	$19,160	$21,432
Crushing	269	5,508	5,777	185	5,082	5,267
Refined Products and Other	1,827	4,174	6,001	1,747	3,498	5,245
Total Ag Services and Oilseeds	4,371	29,546	33,917	4,204	27,740	31,944
Carbohydrate Solutions
Starches and Sweeteners	2,912	1,098	4,010	2,923	1,114	4,037
Vantage Corn Processors	1,306	—	1,306	1,325	—	1,325
Total Carbohydrate Solutions	4,218	1,098	5,316	4,248	1,114	5,362
Nutrition
Human Nutrition	2,142	—	2,142	2,159	—	2,159
Animal Nutrition	1,565	—	1,565	1,651	—	1,651
Total Nutrition	3,707	—	3,707	3,810	—	3,810

Total Segment Revenues	12,296	30,644	42,940	12,262	28,854	41,116
Other Business	231	—	231	225	—	225
Total Revenues	$12,527	$30,644	$43,171	$12,487	$28,854	$41,341

Topic 815 revenue relates to the physical delivery or the settlement of the Company’s sales contracts that are accounted for as derivatives and are outside the scope of Topic 606. Physically settled derivative sales contracts primarily relate to forward commodity sales that meet the definition of a derivative under Topic 815.

Ag Services and Oilseeds

The Ag Services and Oilseeds segment generates revenue from commodity sales, service fees related to the transportation of goods, sales of products manufactured in its global processing facilities, and structured trade finance activities. Revenue from commodities contracts is recognized at a point in time, upon transferring control of the commodity to the customer, consistent with the recognition principles under Topic 606. Revenue for deferred price contracts that allow for pricing to be determined after title of the goods has passed to the customer may be recognized when the price is determined.

Carbohydrate Solutions

The Carbohydrate Solutions segment generates revenue from the sale of products manufactured at the Company’s corn and wheat milling facilities around the world. Revenue is recognized when control over products is transferred to the customer, consistent with the recognition principles under Topic 606. The amount of revenue recognized is based on the consideration specified in the contract which could include freight and other costs depending on the specific shipping terms of each contract.

Nutrition

The Nutrition segment generates revenue from the sale of ingredients and solutions including plant-based proteins, natural flavors, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, edible beans, formula feeds, animal health and nutrition products, pet food and treats, and other specialty food and feed ingredients. Revenue is recognized when control over products is transferred to the customer, consistent with the recognition principles under Topic 606. The amount of revenue recognized is based on the consideration specified in the contract which could include freight and other costs depending on the specific shipping terms of each contract.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in millions).

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,222	$3,362	$6,584
Unrealized derivative gains:
Commodity contracts	—	343	598	941
Foreign currency contracts	—	266	—	266
Interest rate contracts	—	6	—	6
Cash equivalents	192	—	—	192
Marketable securities	33	—	—	33
Segregated investments and restricted cash equivalents	2,592	—	—	2,592
Total Assets	$2,817	$3,837	$3,960	$10,614

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$501	$488	$989
Foreign currency contracts	—	145	—	145
Inventory-related payables	—	867	40	907
Total Liabilities	$—	$1,513	$528	$2,041

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,549	$2,673	$6,222
Unrealized derivative gains:
Commodity contracts	—	310	512	822
Foreign currency contracts	—	108	—	108
Interest rate contracts	—	17	—	17
Cash equivalents	280	—	—	280
Marketable securities	32	—	—	32
Segregated investments and restricted cash equivalents	1,771	—	—	1,771
Total Assets	$2,083	$3,984	$3,185	$9,252

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$300	$313	$613
Foreign currency contracts	—	144	—	144
Inventory-related payables	—	714	16	730
Total Liabilities	$—	$1,158	$329	$1,487

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

Unrealized Derivative Gains and Losses

Derivative contracts include exchange-traded commodity futures and options contracts, physical commodity purchase and sale contracts, and over-the-counter (“OTC”) instruments related primarily to agricultural commodities, energy, interest rates, and foreign currencies. Substantially all of the Company’s exchange-traded commodity futures and options contracts are cash-settled on a daily basis and, therefore, are not included in these tables.

Fair value for commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. Market valuations for the Company’s physical commodity purchase and sale contracts are adjusted for location (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using inputs from competitor and broker quotations or market transactions and are considered observable. Basis adjustments are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these basis adjustments. Physical commodity purchase and sale contracts are classified as Level 2, except in certain cases, where the basis adjustments are unobservable, and unobservable inputs have a significant impact (more than 10%) on the measurement of fair value. In such cases the contract is classified as Level 3.

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

Level 3 Assets and Liabilities

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2026 (in millions).

	Assets			Liabilities
	June 30, 2026			June 30, 2026
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, April 1, 2026	$3,242	$540	$3,782	$30	$634	$664
Increase (decrease) in unrealized gains included in Cost of products sold	(1,162)	322	(840)	—	—	—
Increase in unrealized losses included in Cost of products sold	—	—	—	2	305	307
Realized (decreases) included in Cost of products sold	(1,015)	—	(1,015)	(1)	—	(1)
Purchases	5,266	—	5,266	14	—	14
Sales	(3,032)	—	(3,032)	(5)	—	(5)
Settlements	—	(277)	(277)	—	(401)	(401)
Transfers into Level 3	554	16	570	—	17	17
Transfers out of Level 3	(491)	(3)	(494)	—	(67)	(67)
Closing balance, June 30, 2026	$3,362	$598	$3,960	$40	$488	$528

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2025 (in millions).

	Assets			Liabilities
	June 30, 2025			June 30, 2025
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, April 1, 2025	$3,103	$508	$3,611	$52	$352	$404
Increase (decrease) in unrealized gains included in Cost of products sold	(1,030)	353	(677)	—	—	—
Increase in unrealized losses included in Cost of products sold	—	—	—	5	261	266
Realized (decreases) included in Cost of products sold	(46)	—	(46)	(1)	—	(1)
Purchases	4,620	—	4,620	4	—	4
Sales	(3,868)	—	(3,868)	(19)	—	(19)
Settlements	—	(221)	(221)	—	(237)	(237)
Transfers into Level 3	548	36	584	—	19	19
Transfers out of Level 3	(620)	(80)	(700)	—	(10)	(10)
Closing balance, June 30, 2025	$2,707	$596	$3,303	$41	$385	$426

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2026 (in millions).

	Assets			Liabilities
	June 30, 2026			June 30, 2026
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, January 1, 2026	$2,673	$512	$3,185	$16	$313	$329
Increase (decrease) in unrealized gains included in Cost of products sold	(787)	612	(175)	—	—	—
Increase in unrealized losses included in Cost of products sold	—	—	—	3	859	862
Realized (decreases) included in Cost of products sold	(1,260)	—	(1,260)	(4)	—	(4)
Purchases	9,816	—	9,816	29	—	29
Sales	(7,454)	—	(7,454)	(6)	—	(6)
Settlements	—	(526)	(526)	—	(623)	(623)
Transfers into Level 3	1,049	26	1,075	2	45	47
Transfers out of Level 3	(675)	(26)	(701)	—	(106)	(106)
Closing balance, June 30, 2026	$3,362	$598	$3,960	$40	$488	$528

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of June 30, 2026 and December 31, 2025. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.

	Weighted Average % of Total Price
	June 30, 2026		December 31, 2025
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Inventory-Related Payables
Basis	21.9%	15.3%	21.1%	9.0%
Transportation cost	16.3%	—%	22.4%	—%

Commodity Derivative Contracts
Basis	19.9%	25.9%	23.3%	23.6%
Transportation cost	20.8%	22.1%	25.7%	—%

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

The Company uses exchange-traded and OTC commodity instruments to manage its net position of merchandisable agricultural product inventories and cash purchase and sales contracts to reduce price risk caused by market fluctuations in agricultural commodities and foreign currencies.

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of June 30, 2026 and December 31, 2025 (in millions).

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$216	$143	$108	$54
Commodity Contracts	941	989	822	613
Total	$1,157	$1,132	$930	$667

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the three and six months ended June 30, 2026 and 2025 (in millions).

		Cost of	Other
		products	(income) -
	Revenues	sold	net	Total
Three Months Ended June 30, 2026
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(13)	$61	$34
Commodity Contracts	—	574	—
Total gains (loss) recognized in earnings	$(13)	$635	$34	$656

Three Months Ended June 30, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(22)	$81	$(90)
Commodity Contracts	—	327	—
Total gains (loss) recognized in earnings	$(22)	$408	$(90)	$296

		Cost of	Other
		products	(income) -
	Revenues	sold	net	Total
Six Months Ended June 30, 2026
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(37)	$225	$51
Commodity Contracts	—	(300)	—
Total gains (loss) recognized in earnings	$(37)	$(75)	$51	$(61)

Six Months Ended June 30, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(46)	$231	$(158)
Commodity Contracts	—	440	—
Total gains (loss) recognized in earnings	$(46)	$671	$(158)	$467

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

Derivatives Designated As Hedging Instruments

The Company had certain derivatives designated as cash flow, fair value, and net investment hedges as of June 30, 2026 and December 31, 2025.

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

The Company uses exchange-traded futures and options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 56 million bushels of corn per month. During the past 12 months, the Company hedged between 11% and 32% of its monthly grind. At June 30, 2026, the Company had designated hedges representing between 0% and 26% of its anticipated monthly grind of corn for the next 12 months.

The Company uses exchange-traded futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses exchange-traded futures and options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 22% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and soybean oil sales at the designated facilities. At June 30, 2026, the Company had designated hedges representing between 0% and 99% of the anticipated monthly soybean crush for soybean purchases and soybean meal and soybean oil sales at the designated facilities over the next 12 months.

The Company uses exchange-traded futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 24% and 74% of the anticipated monthly natural gas consumption at the designated facilities. At June 30, 2026, the Company had designated hedges representing between 16% and 58% of the anticipated monthly natural gas consumption over the next 12 months.

As of June 30, 2026 and December 31, 2025, the Company had after-tax (losses) gains of $(22) million and $13 million, respectively, in AOCI related to gains and losses from these programs. The Company expects to recognize $22 million of the June 30, 2026 after-tax losses in its Consolidated Statements of Earnings during the next 12 months.

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

As of June 30, 2026 and December 31, 2025, the Company had pre-tax gains of $6 million and $17 million, respectively, in Other current assets related to interest rate swaps with an aggregate notional amount of $500 million. A corresponding offset to the underlying debt is recorded for the same amount, with no net impact to earnings.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Investment Hedges

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in foreign subsidiaries against changes in foreign currency exchange rates.

The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $435 million and $447 million as of June 30, 2026 and December 31, 2025, respectively, and foreign exchange forwards with an aggregate notional amount of $2.5 billion and $2.6 billion as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had net investment hedge related after-tax foreign exchange (losses) of $(110) million and $(171) million, recorded within AOCI, respectively. These amounts are deferred in AOCI until the underlying investments are divested.

The Company had previously designated its €650 million outstanding long-term debt and commercial paper borrowings as a hedge of its net investment in a foreign subsidiary. This long-term debt matured in September 2025 and was paid in full in the year ended December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company had after-tax gains of $176 million in AOCI related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investments are divested.

Fair Value of Derivatives Designated as Hedging Instruments

The following table sets forth the fair value of derivatives designated as hedging instruments as of June 30, 2026 and December 31, 2025 (in millions).

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$50	$2	$—	$90
Interest Rate Contracts	6	—	17	—
Total	$56	$2	$17	$90

The following table sets forth the pre-tax gain (loss) on derivatives designated as hedging instruments that have been recognized in Cost of products sold in the Consolidated Statements of Earnings for the three and six months ended June 30, 2026 and 2025 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Pre-tax gain (loss) on:
Commodity Contracts	$(111)	$(11)	$(107)	$6

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.    Other Current Assets

The following table sets forth the items in other current assets (in millions).

	June 30,	December 31,
	2026	2025
Unrealized gains on derivative contracts	$1,213	$947
Customer omnibus receivable	763	573
Margin deposits and grain accounts	609	575
Financing receivables - net	158	256
Insurance premiums receivable	33	106
Prepaid expenses	340	321
Tax receivables	479	583
Non-trade receivables	313	268
Other current assets	348	167
	$4,256	$3,796

Note 7.    Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables (in millions).

	June 30,	December 31,
	2026	2025
Unrealized losses on derivative contracts	$1,134	$757
Accrued compensation	409	419
Income tax payable	224	83
Other taxes payable	189	181
Insurance liabilities	92	165
Accrued interest payable	152	158
Other deferred income	135	191
Contract liabilities (1)	180	333
Other accruals and payables	1,467	1,026
	$3,982	$3,313
(1) Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Revenues recognized in the three and six months ended June 30, 2026 from contract liabilities as of December 31, 2025 were $87 million and $309 million, respectively. Revenues recognized in the three and six months ended June 30, 2025 from contract liabilities as of December 31, 2024 were $201 million and $480 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8.    Debt and Financing Arrangements

At June 30, 2026 and December 31, 2025, the fair value of the Company’s long-term debt, excluding the current portion, was $6.1 billion and $6.3 billion, respectively, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards), compared to carrying values of $6.5 billion and $6.6 billion as of June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, the Company had lines of credit, including accounts receivable securitization programs, totaling $12.6 billion and $12.3 billion, respectively, of which $10.0 billion and $9.4 billion, respectively, was unused. See Note 14. Sale of Accounts Receivable for further information on the account receivable securitization programs.

The weighted average interest rates on short-term borrowings outstanding at June 30, 2026 and December 31, 2025, were 4.4% and 4.0%, respectively. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs. As of June 30, 2026 and December 31, 2025, there was $30 million and $715 million of commercial paper outstanding, respectively.

Note 9.    Income Taxes

The Company’s effective tax rate was 16.2% and 17.5% for the three and six months ended June 30, 2026, respectively, compared to 22.2% and 19.5% for the three and six months ended June 30, 2025, respectively. The decrease in the effective tax rates is primarily driven by non-taxable benefits associated with Section 45Z, recognized during the three and six months ended June 30, 2026, as well as the tax effects of certain impairment charges recognized during the corresponding periods of 2025.

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

Treasury stock

At June 30, 2026 and December 31, 2025, the Company had approximately 234.1 million shares and 235.5 million shares, respectively, of its common shares in treasury. Treasury stock is recorded at cost, as a reduction of equity.

Repurchase Program

On December 11, 2024, the Company's Board of Directors approved a second extension of its existing stock repurchase program through December 31, 2029 and the repurchase of up to an additional 100 million shares under the extended program. As of June 30, 2026, the Company had 115 million shares remaining under its share repurchase program until December 31, 2029.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and six months ended June 30, 2026 and 2025 (in millions).

	Three Months Ended June 30, 2026
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2026	$(2,489)	$84	$(83)	$(23)	$(2,511)
Other comprehensive income (loss) before reclassifications	56	(136)	—	3	(77)
Gain on net investment hedges	22	—	—	—	22
Amounts reclassified from AOCI	—	111	(2)	—	109
Tax effect	(6)	(5)	—	1	(10)
Net of tax amount	72	(30)	(2)	4	44
Balance at June 30, 2026	$(2,417)	$54	$(85)	$(19)	$(2,467)

	Six Months Ended June 30, 2026
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2026	$(2,549)	$119	$(82)	$(19)	$(2,531)
Other comprehensive income (loss) before reclassifications	69	(184)	—	(1)	(116)
Gain on net investment hedges	83	—	—	—	83
Amounts reclassified from AOCI	—	107	(4)	—	103
Tax effect	(20)	12	1	1	(6)
Net of tax amount	132	(65)	(3)	—	64
Balance at June 30, 2026	$(2,417)	$54	$(85)	$(19)	$(2,467)

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

The following table sets forth the reclassifications out of AOCI related to deferred (gains) losses on cash flow hedging activities for the three and six months ended June 30, 2026 and 2025 (in millions).

Affected line item in the Consolidated Statements of Earnings	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of products sold	$111	$11	$107	$(6)
Earnings before income tax	111	11	107	(6)
Income tax expense	(27)	(3)	(26)	1
Net earnings	$84	$8	$81	$(5)

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11.    Other (Income) – Net

The following table sets forth the items in Other (income) - net for the three and six months ended June 30, 2026 and 2025 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gains on sale of assets	$(27)	$(19)	$(69)	$(27)
Other – net	(55)	(33)	(83)	(44)
	$(82)	$(52)	$(152)	$(71)

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Carbohydrate Solutions segment engages in corn and wheat wet and dry milling and related processing activities. The segment converts corn and wheat into products and ingredients used in food and beverage applications, including sweeteners, starches, syrups, glucose, wheat flour, and dextrose. Dextrose and starches are also utilized as feedstocks in downstream processes, including fermentation to produce alcohol and other food and animal feed ingredients. Ethanol is produced for use in transportation fuel and industrial applications, and the associated production process also generates corn oil, distillers’ grains and other co-products for food, feed, and industrial markets. In addition, the segment produces distillers’ grains, corn gluten feed, and corn gluten meal for use as animal feed ingredients. Corn germ, a by‑product of wet milling, is further processed into vegetable oil and protein meal, and citric acids are produced for food and industrial applications. The Carbohydrate Solutions segment also advances carbon capture and storage and other emissions‑reduction initiatives, positioning the business to support lower‑carbon operations and the growing use of plant‑based alternatives to fossil‑derived materials. This segment also includes the Company’s share of the results of its equity investments in Hungrana Kft, Almidones Mexicanos, S.A. de CV, Aston Krahmalo-Produkty, LLC, Red Star Yeast Company, LLC, and LSCP, LLC.

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

Other Business results include the results of ADM Investor Services and the Company’s captive insurance business, which provides captive insurance services to the Company's reportable segments. Corporate results principally include unallocated corporate expenses, interest, and revaluation results for investments in early-stage start-up companies.

Intersegment sales have been recorded using principles consistent with ASC 606, Revenue from Contracts with Customers.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Information for the Three and Six Months Ended June 30, 2026 and 2025

The following tables present data by reportable segment (in millions).

	Three Months Ended June 30, 2026
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$17,916	$2,757	$1,902	$22,575
Other Business				106
Total consolidated revenue				$22,681

Less:
Cost of materials	16,031	1,591	1,115
Manufacturing costs	940	691	326
Selling, general, and administrative expenses	229	96	300
Other segment items (1)	(151)	(32)	(11)
Segment operating profit	$867	$411	$172	$1,450

Reconciliation of segment operating profit
Other Business				80
Corporate				(460)
Specified items:
Gains on sales of assets and businesses				21
Impairment, exit, restructuring charges, and settlement contingencies				(3)
Earnings Before Income Taxes				$1,088

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2026
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$33,917	$5,316	$3,707	$42,940
Other Business				231
Total consolidated revenue				$43,171

Less:
Cost of materials	30,793	3,052	2,169
Manufacturing costs	1,834	1,383	655
Selling, general, and administrative expenses	439	186	592
Other segment items (1)	(289)	(72)	(16)
Segment operating profit	$1,140	$767	$307	$2,214

Reconciliation of segment operating profit
Other Business				133
Corporate				(883)
Specified items:
Gains on sales of assets and businesses				83
Impairment, exit, restructuring charges, and settlement contingencies				(20)
ADM's share of equity method investment non-recurring (charges)				(55)
Earnings Before Income Taxes				$1,472

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2025
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$16,269	$2,792	$1,993	$21,054
Other Business				112
Total consolidated revenue				$21,166

Less:
Cost of materials	14,940	1,745	1,214
Manufacturing costs	867	647	326
Selling, general, and administrative expenses	223	83	284
Other segment items (1)	(140)	(20)	55
Segment operating profit	$379	$337	$114	$830

Reconciliation of segment operating profit
Other Business				94
Corporate				(498)
Specified items:
Gains on sales of assets and businesses				8
Impairment, exit, restructuring charges, and settlement contingencies				(224)
Gain on contract termination				69
Earnings Before Income Taxes				$279

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates and other income/expense.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2025
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$31,944	$5,362	$3,810	$41,116
Other Business				225
Total consolidated revenue				$41,341

Less:
Cost of materials	29,280	3,347	2,354
Manufacturing costs	1,747	1,325	645
Selling, general, and administrative expenses	415	165	562
Other segment items (1)	(289)	(51)	39
Segment operating profit	$791	$576	$210	$1,577

Reconciliation of segment operating profit
Other Business				190
Corporate				(939)
Specified items:
Gains on sales of assets and businesses				8
Impairment, exit, restructuring charges, and settlement contingencies				(273)
Gain on contract termination				69
Earnings Before Income Taxes				$632

(1) Other segment items for each reportable segment include:
Ag Services and Oilseeds: Equity in the earnings of affiliates; interest and investment income/expense; and other income/expense.

Carbohydrate Solutions: Equity in the earnings of affiliates and other income/expense.

Nutrition: Equity in the earnings of affiliates and other income/expense.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Intersegment sales
Ag Services and Oilseeds	$488	$506	$910	$927
Carbohydrate Solutions	194	207	392	406
Nutrition	13	14	28	33
Total intersegment sales	$695	$727	$1,330	$1,366

Depreciation expense
Ag Services and Oilseeds	$103	$104	$204	$203
Carbohydrate Solutions	76	75	155	150
Nutrition	41	38	83	75
Total segment depreciation expense	220	217	442	428
Other Business	3	2	6	5
Corporate	10	9	19	19
Total depreciation expense	$233	$228	$467	$452

Amortization expense
Ag Services and Oilseeds	$3	$3	$6	$6
Carbohydrate Solutions	1	1	2	2
Nutrition	38	39	77	78
Total segment amortization expense	42	43	85	86
Corporate	18	20	34	40
Total amortization expense	$60	$63	$119	$126

Interest and investment (income) expense
Ag Services and Oilseeds	$10	$9	$34	$31
Carbohydrate Solutions	—	—	1	—
Nutrition	—	(88)	—	(88)
Total segment interest and investment (income) expense	10	(79)	35	(57)
Other Business	99	100	193	197
Corporate	7	(91)	13	(72)
Total interest and investment (income) expense	$116	$(70)	$241	$68

Equity in earnings of unconsolidated affiliates
Ag Services and Oilseeds	$102	$109	$151	$219
Carbohydrate Solutions	31	21	65	50
Nutrition	8	5	13	12
Total segment equity in earnings of unconsolidated affiliates	141	135	229	281
Corporate	1	(1)	2	(3)
Total equity in earnings of unconsolidated affiliates	$142	$134	$231	$278

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13.    Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs, presented as specified items (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring and exit costs (1)	$10	$126	$22	$164
Impairment charge - other long-lived assets	3	11	3	11
Total asset impairment, exit, and restructuring costs	$13	$137	$25	$175

(1)On February 4, 2025, the Company announced targeted actions expected to deliver in excess of $500 million of aggregate cost savings in 3 to 5 years, which commenced in 2025. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. Charges associated with these actions, as well as similar initiatives in prior periods, are reflected as restructuring charges, which primarily include severance charges and impairment of long-lived assets and intangible assets.

Note 14.    Sale of Accounts Receivable

The Company has an accounts receivable securitization program (the “First Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “First Purchasers”). Under the First Program, certain U.S. originated trade accounts receivable are sold to a wholly-owned, bankruptcy-remote entity, ADM Receivables, LLC (“ADM Receivables”). ADM Receivables transfers certain of the purchased accounts receivable to each of the First Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Receivables receives a cash payment of up to $1.7 billion for the accounts receivable transferred. The First Program terminates on May 14, 2027, unless extended.

The Company also has an accounts receivable securitization program (the “Second Program”) with certain commercial paper conduit purchasers and committed purchasers (collectively, the “Second Purchasers”). Under the Second Program, certain non-U.S. originated trade accounts receivable are sold to a wholly-owned, bankruptcy-remote entity, ADM Ireland Receivables Company (“ADM Ireland Receivables”). ADM Ireland Receivables transfers certain of the purchased accounts receivable to each of the Second Purchasers together with a security interest in all of its right, title, and interest in the remaining purchased accounts receivable. In exchange, ADM Ireland Receivables receives a cash payment of up to $1.3 billion (€1.1 billion) for the accounts receivables transferred. The Second Program terminates on November 18, 2026, unless extended.

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

As of June 30, 2026 and December 31, 2025, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s Consolidated Balance Sheets was $2.2 billion and $2.1 billion, respectively. Total receivables sold were $24.2 billion and $22.7 billion for the six months ended June 30, 2026 and 2025, respectively. Cash collections from customers on receivables sold were $23.7 billion and $22.7 billion for the six months ended June 30, 2026 and 2025, respectively. All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and the collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables. As of June 30, 2026 and December 31, 2025, receivables pledged as collateral to the Purchasers was $669 million and $290 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transfers of receivables under the Programs resulted in an expense of $9 million and $19 million for the three and six months ended June 30, 2026, respectively, and $16 million and $36 million for the three and six months ended June 30, 2025, respectively, which are classified as Selling, general, and administrative expenses in the Consolidated Statements of Earnings.

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

Changes to the outstanding payment obligations were as follows (in millions).

	Six Months Ended June 30,
	2026	2025
Opening balance, January 1	$301	$222
Obligations confirmed	579	434
Obligations paid	(453)	(371)
Closing balance, June 30	$427	$285

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC and several other ethanol producers (collectively, “UWGP”) filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP appealed the dismissal to the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”). On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. The case was transferred back to the Central District of Illinois, and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal, and on January 12, 2024, the appellate court vacated the dismissal and remanded the case to the district court for further proceedings. On March 8, 2024, GP filed an amended complaint, which ADM moved to dismiss. On December 3, 2024, the court issued a decision on ADM’s motion to dismiss GP’s amended complaint, denying one ground for dismissal and certifying a question of law to the Nebraska Supreme Court before deciding the other ground. On July 18, 2025, the Seventh Circuit affirmed the dismissal of UWGP’s amended complaint. Following that decision, the district court ordered that ADM may file a renewed motion to dismiss MRE’s amended complaint, which ADM filed on October 6, 2025. Separately, on September 26, 2025, UWGP filed a complaint against ADM in Wisconsin state court asserting one claim for tortious interference with contractual relations. ADM moved to dismiss UWGP’s complaint in Wisconsin state court on November 24, 2025. On February 27, 2026, the Nebraska Supreme Court issued an opinion on the certified question regarding GP’s amended complaint, and the Illinois federal district court subsequently dismissed GP’s case with prejudice on March 12, 2026. On April 28, 2026, the Wisconsin state court granted ADM’s motion and dismissed UWGP’s case with prejudice. UWGP appealed the dismissal to the Wisconsin Court of Appeals on May 19, 2026.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Also, as previously disclosed, beginning on March 29, 2024, purported stockholders of the Company filed a number of related derivative lawsuits against certain current and former officers and directors of the Company, seeking unspecified damages. The initial actions were consolidated in the U.S. District Court for the District of Delaware (the “District of Delaware Consolidated Action”). On April 14, 2025, a purported stockholder filed a derivative lawsuit in the U.S. District Court for the Northern District of Illinois against certain current and former officers and directors of the Company, seeking unspecified damages; that action has been transferred to and consolidated with the District of Delaware Consolidated Action. Separately, on January 14, 2025, a purported stockholder served a litigation demand on the Company’s Board of Directors, demanding that legal proceedings be brought against certain current and former officers and directors of the Company. On March 28, 2025, this stockholder filed a derivative lawsuit in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against such current and former officers and directors of the Company (the “Litigation Demand Action”). Several other purported stockholders who did not make pre-suit demands filed additional derivative lawsuits in the Court of Chancery against certain current and former officers and directors of the Company, seeking unspecified damages; these actions have been consolidated in the Court of Chancery. The Litigation Demand Action was not included in the consolidation. On July 3, 2025, a purported stockholder filed a lawsuit to compel inspection of ADM’s books and records. Plaintiff voluntarily dismissed the books and records action on May 1, 2026. The Company is unable to predict the final outcome of this proceeding with any reasonable degree of certainty, nor does it currently have sufficient information to estimate a reasonably possible loss or range of loss with respect to this matter.

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

Significant Portfolio Actions and Targeted Actions to Deliver Cost Savings

On February 4, 2025, the Company announced targeted actions expected to deliver in excess of $500 million of aggregate cost savings in 3 to 5 years, which commenced in 2025. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. See Note 13. Asset Impairment, Exit, and Restructuring Costs of “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for additional information regarding restructuring related charges.

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

Renewable Fuel Standard and Clean Fuel Production Credit

The Company continues to monitor regulatory and other developments in the U.S. biofuel market.

In February 2026, the U.S. Treasury and IRS proposed regulations relating to policy incentives under Section 45Z of the Internal Revenue Code (“Section 45Z”). In March 2026, the U.S. Environmental Protection Agency’s announcement of the final Renewable Volume Obligations (“RVO”) for 2026 and 2027 under the U.S. Renewable Fuel Standard increased certain renewable fuel blending requirements.

In the three months ended March 31, 2026, these regulatory announcements provided additional visibility into renewable fuel demand and incentive frameworks and positively impacted renewable fuel blending economics, clean fuel credit values, and demand for certain agricultural feedstocks. The impact on the U.S. biofuel market continued in the three months ended June 30, 2026, and continued to benefit the Company’s ethanol and biofuel operations, as well as crush and grind margins. However, renewable fuel markets remain subject to ongoing regulatory, legislative, and implementation risks, including the timing and substance of final Section 45Z regulations, future policy actions, changes in credit values and shifts in blending economics which could continue to drive volatility in the Company’s results of operations.

Tariff Uncertainty

On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs by the executive branch. While the decision invalidated the presidential administration’s tariffs imposed under IEEPA, it did not establish a refund mechanism, which was subsequently set up by the U.S. Customs and Border Protection (“CBP”) in April 2026. The CBP initiated the refund process in the three months ended June 30, 2026. The Company is monitoring the refund process and related tariff risks, including potential new tariffs and the expected United States-Mexico-Canada Agreement (“USMCA”) review process. However, based on the information currently available to it, the Company does not expect tariff-related risks to have a significant impact on the Company’s financial position, results of operations, or cash flows.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Performance Indicators

The Company’s Ag Services and Oilseeds and Carbohydrate Solutions segments are principally agricultural commodity-based businesses where changes in selling prices move in relationship to changes in prices of the commodity-based agricultural raw materials. As a result, changes in agricultural commodity prices have relatively equal impacts on both Revenues and Cost of products sold. Mark-to-market and timing impacts represent changes in agricultural commodity pricing and foreign currency market factors and are not necessarily reflective of the operating performance of our business. Mark-to-market and timing impacts represent the estimated net unrealized gain and loss impacts of market factor changes on the valuation of certain of our merchandisable commodity inventories (including certain commodity inventories valued at the lower of cost or market), cash purchase and sales contracts, and futures and foreign currency contracts. The final mark-to-market and timing impacts will be realized when the underlying inventory, cash purchase and sales contracts, and futures and foreign currency contracts are settled.

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

Market Factors Influencing Operations and Results in the Three and Six Months Ended June 30, 2026

The Company is subject to a variety of market factors which affect the Company's operating results, including those discussed below related to the three and six months ended June 30, 2026.

In the Ag Services and Oilseeds segment, geopolitical uncertainty, including global conflicts, logistical and weather challenges, combined with confirmation of U.S. biofuel policy contributed to crush margin expansion in both soy and canola. North America benefited from strong domestic demand from crush producers, resulting from the RVO announcement combined with higher global energy prices, continued sales to China as well as strong execution in fertilizer. Transportation benefited from higher freight rates due to strong corn demand, which more than offset volume constraints. Global Trade was impacted by freight supply concerns, logistical dislocations, including congestion at the Panama Canal, and increased bunker costs. Higher heating oil values contributed to improved U.S. biodiesel margins and, as a result, soybean oil demand. Higher soybean meal export demand provided additional support to the crushing complex.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the Carbohydrate Solutions segment, lower North America corn prices and sustained strength in international energy prices allowed ethanol values from the US to be competitive around the world. After seasonal downtime in the first half of the quarter, the industry responded to the market signals with high capacity utilization. North America liquid sweetener demand remained soft while starch demand continues to show signs of recovery. Europe, the Middle East, and Africa (“EMEA”) Starches and Sweeteners were pressured by demand softness across the food and industrial segments.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Results of Operations

Earnings before income taxes was $1.1 billion compared to $279 million in the prior year quarter. Results in the current year quarter were primarily driven by improved operational execution amid a dynamic pricing environment. The increase in earnings before income taxes reflected impairment, exit, and restructuring costs and revaluation losses of $324 million in the prior year quarter.

Total segment operating profit (a non-GAAP measure) increased $620 million, from $830 million to $1.5 billion, driven by higher results across all three reportable segments. Total segment operating profit (a non-GAAP measure) in the three months ended June 30, 2026 excluded gains on the sale of assets of $21 million and asset impairment, exit and restructuring costs, and net settlement contingencies of $3 million. Total segment operating profit (a non-GAAP measure) in the three months ended June 30, 2025 excluded asset impairment, exit and restructuring costs, and net settlement contingencies of $224 million, a gain on contract termination of $69 million, and gains on sales of assets of $8 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

Processed volumes by certain products for the three months ended June 30, 2026 and 2025 were as follows (in thousand metric tons).

	Three Months Ended
	June 30,
	2026	2025	Change
Oilseeds	9,477	9,051	426
Corn	4,736	4,614	122

The increase in processed oilseeds volumes in the current year quarter was primarily related to improved North America and South America crush volumes due to improved utilization, partially offset by planned downtime in EMEA. The processed corn volumes were consistent year over year.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues for the three months ended June 30, 2026 and 2025, were as follows (in millions):

	Three Months Ended
	June 30,
	2026	2025	Change
Ag Services and Oilseeds
Ag Services	$11,536	$10,896	$640
Crushing	3,082	2,629	453
Refined Products and Other	3,298	2,744	554
Total Ag Services and Oilseeds	17,916	16,269	1,647

Carbohydrate Solutions
Starches and Sweeteners	2,080	2,100	(20)
Vantage Corn Processors	677	692	(15)
Total Carbohydrate Solutions	2,757	2,792	(35)

Nutrition
Human Nutrition	1,118	1,161	(43)
Animal Nutrition	784	832	(48)
Total Nutrition	1,902	1,993	(91)

Total Segment Revenues	22,575	21,054	1,521

Other Business	106	112	(6)

Total Revenues	$22,681	$21,166	$1,515

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

Revenues increased $1.5 billion to $22.7 billion, driven by Ag Services and Oilseeds segment revenues reflecting higher sales prices of oils, soybeans, and biodiesel ($2.0 billion), partially offset by lower sales volumes of corn and soybeans ($356 million). Carbohydrate Solutions segment revenues were consistent compared to the prior year quarter. Nutrition segment revenues decreased primarily due to lower sales volumes ($95 million) reflecting portfolio actions and the formation of the Akralos Holding Company LLC joint venture, partially offset by higher sales prices. The prior year quarter also benefitted from a contract cancellation ($55 million).

Cost of products sold increased $950 million to $20.7 billion, primarily driven by higher commodity and freight costs. Manufacturing expenses increased $109 million to $2.0 billion, driven by an increase in energy costs in North America, increased maintenance expenses, and higher employee compensation costs.

Gross profit increased $565 million, or 41%, to $1.9 billion, primarily driven by an increase of $495 million and $76 million in Ag Services and Oilseeds and Carbohydrate Solutions segments, respectively.

Selling, general, and administrative (SG&A) expenses increased $115 million to $1.0 billion, primarily driven by higher employee compensation costs, partially offset by lower third-party service costs.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset impairment, exit, and restructuring costs decreased $124 million to $13 million, driven by restructuring charges of $137 million in the prior year quarter, primarily within the Nutrition segment.

Equity in earnings of unconsolidated affiliates increased $8 million to $142 million driven by higher earnings from the Company’s investments in SoyVen Holding B.V., Hungrana Kft, and Terminal de Grãos Ponta da Montanha S.A, partially offset by lower earnings from the Company’s investment in Wilmar International Limited (“Wilmar”).

Interest and investment income increased $186 million to $116 million, driven by $187 million of revaluation losses in the prior year quarter, within Corporate and the Nutrition segment.

Interest expense decreased $11 million to $148 million, due to a decrease in financing costs, driven by lower outstanding debt and interest rates.

Other income — net increased $30 million to $82 million, primarily driven by higher foreign exchange gains and gains on sale of assets.

Income tax expense increased $114 million to $176 million. The Company’s effective tax rate for the quarter ended June 30, 2026 was 16.2% compared to 22.2% for the quarter ended June 30, 2025. The decrease in the effective tax rate for the three months ended June 30, 2026 compared to the prior year quarter is primarily driven by non-taxable benefits associated with Section 45Z, as well as the tax effects of certain impairment charges recognized during the corresponding quarter of 2025.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment operating profit for the three months ended June 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended
	June 30,
	2026	2025	Change
Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$293	$113	$180
Crushing	363	33	330
Refined Products and Other	151	156	(5)
Wilmar	60	77	(17)
Total Ag Services and Oilseeds	$867	$379	$488

Carbohydrate Solutions
Starches and Sweeteners	$326	$304	$22
Vantage Corn Processors	85	33	52
Total Carbohydrate Solutions	$411	$337	$74

Nutrition
Human Nutrition	$139	$92	$47
Animal Nutrition	33	22	11
Total Nutrition	$172	$114	$58

In the Ag Services and Oilseeds segment, segment operating profit increased by $488 million. Current quarter results included net positive mark-to-market and timing impacts of approximately $100 million, primarily attributable to the Crushing subsegment. The Ag Services subsegment operating profit was higher compared to the prior year quarter. Global Trade results improved due to increased ocean freight and trading margins. South America results improved in the current year quarter, due to the Barcarena, Brazil, grain export terminal returning to full operations, leading to increased soybean exports which were supported by higher farmer selling. Transportation results improved, driven by increased freight rates. The Crushing subsegment operating profit was higher compared to the prior year quarter, reflecting margin improvement across the business, particularly in North America, where results were supported by the favorable RVO announcement, higher soybean meal sales, and higher crush volumes. The current year quarter also benefitted from $20 million of insurance proceeds related to Decatur East. The Refined Products and Other (“RPO”) subsegment operating profit was lower when compared to the prior year quarter driven by net negative mark-to-market and timing impacts and lower margins in South America, partially offset by margin expansion in North America and EMEA driven by improved refining margins as a result of the RVO announcement and global energy volatility. Wilmar earnings decreased in the current year quarter.

In the Carbohydrate Solutions segment, segment operating profit increased 22% compared to the prior year quarter. The Starches and Sweeteners subsegment operating profit was higher compared to the prior year quarter, primarily due to higher ethanol margins supported by policy incentives related to ADM’s corn wet-milling operations, which were partially offset by lower global liquid sweeteners volumes and margins and increased manufacturing costs. Global Wheat Milling results were relatively flat compared to the prior year quarter, as volumes remained relatively stable against a more competitive pricing backdrop. The Vantage Corn Processors subsegment operating profit increased $52 million compared to the prior year quarter, driven by stronger ethanol margins supported by policy incentives and effective risk management.

In the Nutrition segment, segment operating profit increased 51% due to improved performance in both the Human and Animal Nutrition subsegments. Human Nutrition subsegment operating profit was higher compared to the prior year quarter, as a result of higher Flavors sales and margins, foreign exchange gains, and the continued recovery of the Decatur East plant. Animal Nutrition subsegment operating profit was higher compared to the prior year quarter driven by portfolio actions and on-going cost optimization efforts.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Business and Corporate Results

Other Business contribution of operating profit decreased from $94 million to $80 million. Captive insurance results were lower compared to prior year quarter. ADM Investor Services results were consistent year over year.

Corporate results for the three months ended June 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended
	June 30,
	2026	2025	Change
Interest expense - net	(103)	(112)	9
Unallocated corporate function costs (1)	(374)	(294)	(80)
Revaluation losses, including impairment and restructuring charges (2)	(2)	(99)	97
Other income - net	19	7	12
Total Corporate	$(460)	$(498)	$38
(1)Unallocated corporate function costs increased, primarily driven by higher employee compensation costs, partially offset by lower legal expenses and lower financing costs related to the Company’s accounts receivable securitization program.
(2)Revaluation losses, including impairment and restructuring charges decreased, driven by prior year quarter revaluation losses on certain investments.

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

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the three months ended June 30, 2026 and 2025.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,
	2026		2025
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	485		484
Net earnings and reported EPS (diluted)	$908	$1.87	$219	$0.45
Adjustments: (1)
(Gain) on sale of assets and businesses (net of tax of $2 million in 2026 and $2 million in 2025)	(19)	(0.04)	(6)	(0.01)
Impairment, exit, restructuring charges, and settlement contingencies (net of tax expense of $1 million in 2026 and tax credit of $32 million in 2025)	6	0.01	291	0.60
(Gain) on contract termination (net of tax of $17 million in 2025)	—	—	(52)	(0.11)
Total adjustments	(13)	(0.03)	233	0.48
Adjusted net earnings and adjusted diluted EPS	$895	$1.84	$452	$0.93
(1) Tax effected using the U.S. and other applicable tax rates.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the three months ended June 30, 2026 and 2025 (in millions).

	Three Months Ended
	June 30,
	2026	2025
Net Earnings	$908	$219
Net gain (loss) attributable to non-controlling interests	4	(2)
Income tax expense	176	62
Earnings Before Income Taxes	1,088	279
Interest expense (1)	107	116
Depreciation and amortization (2)	292	286
EBITDA	1,487	681
(Gain) on sales of assets and businesses	(21)	(8)
Impairment, exit, restructuring charges and settlement contingencies	5	323
(Gain) on contract termination	—	(69)
Railroad maintenance expenses	1	4
Adjusted EBITDA	$1,472	$931
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $1 million and $5 million of accelerated depreciation recorded within restructuring charges as a specified item for the three months ended June 30, 2026 and June 30, 2025, respectively.

The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the three months ended June 30, 2026 and 2025 (in millions).

	Three Months Ended
	June 30,
	2026	2025
Earnings Before Income Taxes	$1,088	$279
Other Business (earnings)	(80)	(94)
Corporate	460	498
Specified Items:
(Gain) on sale of assets and businesses	(21)	(8)
Impairment, exit, restructuring charges and settlement contingencies	3	224
(Gain) on contract termination	—	(69)
Total Segment Operating Profit	$1,450	$830

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Results of Operations

Earnings before income taxes increased $840 million, from $632 million to $1.5 billion. Results in the current year period were primarily driven by improved operational execution amid a dynamic pricing environment. The increase in earnings before income taxes reflected impairment, exit, and restructuring costs and revaluation losses of $362 million in the prior year period.

Total segment operating profit (a non-GAAP measure) increased $637 million, from $1.6 billion to $2.2 billion, driven by higher results across all three reportable segments. Total segment operating profit (a non-GAAP measure) in the six months ended June 30, 2026 excluded net gains on the sale and contribution of assets of $83 million, the Company's share of Wilmar International Limited (“Wilmar”) non-recurring charges of $55 million, and $20 million of asset impairment, exit and restructuring costs, and net settlement contingencies. Total segment operating profit (a non-GAAP measure) in the six months ended June 30, 2025 excluded impairment, exit, restructuring, and net settlement contingencies of $273 million, a gain on contract termination of $69 million, and gains of sales of assets of $8 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

Processed volumes by product for the six months ended June 30, 2026 and 2025 were as follows (in thousand metric tons).

	Six Months Ended
	June 30,
	2026	2025	Change
Oilseeds	18,776	18,142	634
Corn	9,278	9,195	83

The increase in processed oilseeds volumes in the current year period was primarily related to improved North America and South America crush volumes due to improved utilization, partially offset by downtime in EMEA. The processed corn volumes were consistent year over year.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues for the six months ended June 30, 2026 and 2025 were as follows (in millions):

	Six Months Ended
	June 30,
	2026	2025	Change
Ag Services and Oilseeds
Ag Services	$22,139	$21,432	$707
Crushing	5,777	5,267	510
Refined Products and Other	6,001	5,245	756
Total Ag Services and Oilseeds	33,917	31,944	1,973

Carbohydrate Solutions
Starches and Sweeteners	4,010	4,037	(27)
Vantage Corn Processors	1,306	1,325	(19)
Total Carbohydrate Solutions	5,316	5,362	(46)

Nutrition
Human Nutrition	2,142	2,159	(17)
Animal Nutrition	1,565	1,651	(86)
Total Nutrition	3,707	3,810	(103)

Total Segment Revenues	42,940	41,116	1,824

Other Business	231	225	6

Total Revenues	$43,171	$41,341	$1,830

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

Revenues increased $1.8 billion to $43.2 billion, driven by Ag Services and Oilseeds segment revenues reflecting higher sales prices of oils, soybeans, and biodiesel ($2.9 billion), partially offset by lower sales volumes of corn, biodiesel, and soybeans ($918 million). Carbohydrate Solutions revenues were consistent compared to the prior year period. Nutrition revenues decreased, driven by lower sales volumes ($192 million) reflecting portfolio actions and the formation of the Akralos Holding Company LLC joint venture, partially offset by higher sales prices ($144 million). The prior year period also benefitted from a contract cancellation ($55 million).

Cost of products sold increased $1.2 billion to $40.0 billion, primarily driven by higher average commodity costs and increased freight costs. Manufacturing expenses increased $150 million to $4.0 billion driven by higher energy costs in North America, higher employee compensation costs, and higher maintenance expenses.

Gross profit increased $607 million, or 24%, to $3.2 billion, driven by an increase of $376 million, $188 million, and $70 million for the Ag Services and Oilseeds, Carbohydrate Solutions, and Nutrition segments, respectively.

Selling, general, and administrative expenses increased $144 million to $2.0 billion, primarily driven by higher employee compensation costs, partially offset by lower third-party service costs.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset impairment, exit, and restructuring costs decreased $150 million to $25 million, driven by restructuring charges of $175 million in the prior year period, primarily within the Nutrition segment.

Equity in earnings of unconsolidated affiliates decreased $47 million to $231 million driven by lower earnings from the Company’s investment in Wilmar International Limited (“Wilmar”), partially offset by higher earnings from the Company’s investments in SoyVen Holding B.V. and LSCP, LLC.

Interest and investment income increased $173 million to $241 million, driven by $187 million of revaluation losses in the prior year period within Corporate and the Nutrition segment.

Interest expense decreased $20 million to $297 million, due to a decrease in financing costs, driven by lower outstanding debt and interest rates.

Other income — net increased $81 million to $152 million, primarily driven by higher gains on sale of assets, higher foreign exchange gains, and lower provisions for contingent losses.
Income tax expense increased $134 million to $257 million. The Company’s effective tax rate for the six months ended June 30, 2026 was 17.5% compared to 19.5% for the six months ended June 30, 2025. The decrease in the effective tax rate for the six months ended June 30, 2026 compared to the prior year period is primarily driven by non-taxable benefits associated with Section 45Z, as well as the tax effects of certain impairment charges recognized during the corresponding period of 2025.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment operating profit for the six months ended June 30, 2026 and 2025 was as follows (in millions):

	Six Months Ended
	June 30,
	2026	2025	Change
Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$493	$272	$221
Crushing	284	79	205
Refined Products and Other	237	291	(54)
Wilmar	126	149	(23)
Total Ag Services and Oilseeds	$1,140	$791	$349

Carbohydrate Solutions
Starches and Sweeteners	$555	$511	$44
Vantage Corn Processors	212	65	147
Total Carbohydrate Solutions	$767	$576	$191

Nutrition
Human Nutrition	$243	$168	$75
Animal Nutrition	64	42	22
Total Nutrition	$307	$210	$97

In the Ag Services and Oilseeds segment, segment operating profit increased $349 million. Current period results included net negative mark-to-market and timing impacts of approximately $200 million, attributable to the RPO and Crushing subsegments. The Ag Services subsegment operating profit increased compared to the prior year period. Global Trade results improved due to increased margins across destination marketing and trading businesses. North America results improved due to increased export activity with China and the impact of the reversal of certain export duties. South America results improved in the current year period, due to the Barcarena, Brazil, grain export terminal returning to full operations. Transportation results improved, driven by increased freight rates. The Crushing subsegment operating profit was higher compared to the prior period, reflecting margin improvement across the business, particularly in North America where results were supported by the favorable RVO announcement, improved soybean meal sales, the receipt of $20 million of insurance proceeds related to Decatur East, and increased crush volumes. The RPO subsegment operating profit decreased when compared to the prior year period, driven by net negative mark-to market and timing impacts, partially offset by higher margins in North America and EMEA as a result of the RVO announcement and global energy volatility. Wilmar earnings decreased in the current year period.

In the Carbohydrate Solutions segment, segment operating profit increased 33% compared to the prior year period. The Starches and Sweeteners subsegment operating profit was higher compared to the prior year period. In North America, results were driven by improved ethanol margins supported by policy incentives related to ADM’s corn wet-milling operations, which were partially offset by lower liquid sweeteners results and increased manufacturing costs. In EMEA, results were driven by lower volumes and margins due to the competitive pricing environment. Global Wheat Milling experienced lower margins in the current year. The Vantage Corn Processors subsegment operating profit increased $147 million compared to the prior year period, driven by improved margins supported by effective risk management and policy incentives, partially offset by increased manufacturing costs.

In the Nutrition segment, segment operating profit increased 46% due to improved performance in both the Human and Animal Nutrition subsegments. Human Nutrition subsegment operating profit was higher compared to the prior year period, as a result of higher Flavors sales and margins, including foreign exchange gains, and the continued recovery of the Decatur East plant. Animal Nutrition subsegment operating profit was higher compared to the prior year period driven by portfolio actions and increased focus on higher-margin product lines, on-going cost optimization efforts, and foreign exchange gains.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Business and Corporate Results

Other Business contribution of operating profit decreased 30%, from $190 million to $133 million. Captive insurance results were lower compared to prior year period. ADM Investor Services results were consistent year over year.

Corporate results for the six months ended June 30, 2026 and 2025 were as follows (in millions):

	Six Months Ended
	June 30,
	2026	2025	Change
Interest expense — net	$(208)	$(212)	4
Unallocated corporate function costs (1)	(718)	(647)	(71)
Revaluation losses, including impairment and restructuring charges (2)	(7)	(104)	97
Other income — net	50	24	26
Total Corporate	$(883)	$(939)	$56

(1)Unallocated corporate function costs increased, primarily driven by higher incentive compensation adjustments, partially offset by lower legal expenses and lower financing costs related to the Company’s accounts receivable securitization program.
(2)Revaluation losses, including impairment and restructuring charges decreased, driven by prior year period revaluation and impairment losses on certain investments.

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

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the six months ended June 30, 2026 and 2025.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2026		2025
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	485		484
Net earnings and reported EPS (diluted)	$1,206	$2.49	$514	$1.06
Adjustments: (1)
(Gain) on sale of assets and businesses (net of tax of $17 million in 2026 and $2 million in 2025)	(66)	(0.13)	(6)	(0.01)
Impairment, exit, restructuring charges, and settlement contingencies (net of tax of $5 million in 2026 and $43 million in 2025)	35	0.07	334	0.69
ADM's share of equity method investment non-recurring charges	55	0.11	—	—
(Gain) on contract termination (net of tax of $17 million in 2025)	—	—	(52)	(0.11)
Certain discrete tax adjustments	10	0.02	—	—
Total adjustments	34	0.07	276	0.57
Adjusted net earnings and adjusted diluted EPS	$1,240	$2.56	$790	$1.63
(1) Tax effected using the U.S. and other applicable tax rates.

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the six months ended June 30, 2026 and 2025 (in millions).

	Six Months Ended
	June 30,
	2026	2025
Net Earnings Attributable to Archer-Daniels-Midland Company	$1,206	$514
Net gain (losses) attributable to non-controlling interests	9	(5)
Income tax expense	257	123
Earnings Before Income Taxes	1,472	632
Interest expense (1)	218	232
Depreciation and amortization (2)	581	570
EBITDA	2,271	1,434
(Gain) on sales of assets and businesses	(83)	(8)
Impairment, exit, restructuring charges and settlement contingencies	40	377
ADM's share of equity method investment non-recurring charges	55	—
(Gain) on contract termination	—	(69)
Railroad maintenance expenses	1	4
Adjusted EBITDA	$2,284	$1,738
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $5 million and $8 million of accelerated depreciation recorded within restructuring charges as a specified item for the six months ended June 30, 2026 and 2025, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the six months ended June 30, 2026 and 2025 (in millions).

	Six Months Ended
	June 30,
	2026	2025
Earnings Before Income Taxes	$1,472	$632
Other Business (earnings)	(133)	(190)
Corporate	883	939
Specified Items:
(Gain) on sale of assets and businesses	(83)	(8)
Impairment, exit, restructuring charges and settlement contingencies	20	273
(Gain) on contract termination	—	(69)
ADM's share of equity method investment non-recurring charges	55	—
Total Segment Operating Profit	$2,214	$1,577

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

At June 30, 2026, the Company’s capital resources included shareholders’ equity of $23.6 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.6 billion, of which $10.0 billion was unused. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs. At June 30, 2026, there was $30 million of commercial paper outstanding.

As of June 30, 2026, the Company had $1.1 billion of cash and cash equivalents, $374 million of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $5.6 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

As of June 30, 2026, the Company had total available liquidity of $11.1 billion comprised of cash and cash equivalents and unused lines of credit. The Company believes that cash flows from operations, cash and cash equivalents on hand, and unused lines of credit will be sufficient to meet its ongoing liquidity requirements for at least the next twelve months.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Cash Flows

Net cash provided by operating activities was $1.3 billion and $4.0 billion for the six months ended June 30, 2026 and 2025, respectively.

The decrease in cash provided by operating activities in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by changes in net working capital, partially offset by higher earnings. Negative changes in net working capital were driven by inventories, segregated investments, trade receivables, other current assets and payables to brokerage customers, partially offset by positive changes in accrued expenses and other payables and trade payables.

Changes in Inventories resulted in a cash outflow of $298 million in the current year period compared to an inflow of $2.2 billion in the prior year period, primarily reflecting higher commodity prices and volumes.

Changes in Trade payables resulted in a cash outflow of $185 million in the current year period compared to an outflow of $1.2 billion in the prior year period, primarily reflecting market driven inventory levels and improved working capital management.

Changes in Trade receivables resulted in a cash outflow of $379 million in the current year period compared to an inflow of $197 million in the prior year period, primarily reflecting higher sales driven by commodity prices.

Changes in Segregated investments resulted in a cash outflow of $177 million in the current year period compared to an inflow of $1.3 billion in the prior year period, primarily reflecting changes to the investment mix of customer funds due to changes in yields and collateral pledge requirements within the Company’s futures commission and brokerage business.

Changes in Payables to brokerage customers resulted in a cash inflow of $276 million in the current year period compared to an inflow of $708 million in the prior year period, primarily reflecting changes in customer balances to support additional trading and margin required within the Company’s futures commission and brokerage business.

Changes in Other current assets resulted in a cash outflow of $549 million in the current year period compared to an outflow of $41 million in the prior year period, primarily reflecting changing market conditions impacting valuation of derivative contracts and unmonetized Section 45Z credits.

Changes in Accrued expenses and other payables resulted in a cash inflow of $852 million in the current year period compared to an outflow of $397 million in the prior year period, primarily reflecting changing market conditions impacting valuation of derivative contracts and and tax payables.

Investing Cash Flows

Net cash used in investing activities was $373 million and $391 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Net cash used in investing activities for the six months ended June 30, 2026 included additions to property, plant, and equipment of $466 million, partially offset by proceeds from the sale of assets of $56 million.

Net cash used in investing activities for the six months ended June 30, 2025 included additions to property, plant, and equipment of $596 million and a business acquisition, net of cash acquired, of $95 million, partially offset by proceeds from sales of marketable securities of $267 million.

Financing Cash Flows

Net cash used in financing activities was $955 million and $1.6 billion for the six months ended June 30, 2026 and 2025, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash used in financing activities for the six months ended June 30, 2026 and June 30, 2025 included net repayments under short-term credit agreements of $389 million and $1.1 billion, respectively.

Dividends paid for the six months ended June 30, 2026 and June 30, 2025 were $510 million and $495 million, respectively.

Stock Repurchase Program

No share repurchases were made in the three and six months ended June 30, 2026. As of June 30, 2026, the Company had $115 million remaining shares under its share repurchase program until December 31, 2029.

Accounts Receivable Securitization Programs

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $3.0 billion in funding against accounts receivable transferred into the Programs and expands the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14. Sale of Accounts Receivable within “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for further information). As of June 30, 2026, the Company had $722 million unused capacity of its facility under the Programs.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of June 30, 2026 and December 31, 2025 were $16.2 billion and $13.8 billion, respectively. As of June 30, 2026, the Company expects to make payments related to purchase obligations of $13.5 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the three months ended June 30, 2026.

Critical Accounting Estimates

There were no material changes in the Company’s critical accounting estimates during the three months ended June 30, 2026. For a description of the Company’s critical accounting estimates and assumptions used in the preparation of the Company’s financial statements, see Part II. Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II. Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

ARCHER-DANIELS-MIDLAND COMPANY
CONTROLS AND PROCEDURES
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For information regarding certain legal proceedings involving the Company, see Part I. Item 1. Note 16. Legal Proceedings of “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

Pursuant to the Securities and Exchange Commission (“SEC”) regulations, for proceedings under environmental laws to which a government authority is a party and we reasonably believe such proceedings will result in monetary sanctions, we have adopted a disclosure threshold of $1 million.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended June 30, 2026 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Under the Company’s current stock repurchase program, subject to applicable law, share repurchases may be made from time to time in open market transactions or privately negotiated transactions.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
April 1, 2026 to April 30, 2026	2,994	$72.27	—	114,764,049
May 1, 2026 to May 31, 2026	799	80.63	—	114,764,049
June 1, 2026 to June 30, 2026	733	79.46	—	114,764,049
Total	4,526	$74.91		114,764,049

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

ITEM 5.    OTHER INFORMATION

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of ADM’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.	Description	SEC Document Reference
(3.1)	Composite Certificate of Incorporation, as amended.	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001.
(3.2)	Bylaws, as amended through November 2, 2022.	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023).
(10.1)	Archer-Daniels-Midland Company 2020 Incentive Compensation Plan, as amended on May 7, 2026	Filed herewith.
(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(101)	Inline XBRL file set for the Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” and for the information under Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.	Filed herewith.
(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY
(Registrant)

Dated:	August 4, 2026	/s/ M. Patolawala
M. Patolawala
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)