Form 10-Q
period 2026-09-30
Archer-Daniels-Midland Co
filed 2026-11-03
CIK 7084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Common Stock, no par value – 475,919,192 shares
(October 30, 2026)

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical or current fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “outlook,” “forecast,” “will,” “should,” “can have,” “likely,” “goals,” “objectives,” “priorities,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements the Company makes relating to its future results of operations and underlying assumptions, growth opportunities, operational execution and improvements, progress on the Company’s strategic priorities, changes to the margin environment, earnings improvements, future demand, future investments, policy changes, capital allocation priorities and actions, the biofuels environment, global trade and tariff conditions, energy prices, and global market volatility are forward-looking statements. All forward-looking statements are subject to significant risks, uncertainties and changes in circumstances that could cause actual results and outcomes to differ materially from those expressed or implied in the forward-looking statements, including, without limitation, (1) operational risks related to equipment failure, natural disasters, epidemics, pandemics, adverse weather conditions, accidents, explosions, fires, war or acts of terrorism, physical security events, labor disruptions, utility disruptions, or other unexpected outages; (2) risks related to the availability and prices of agricultural commodities, agricultural commodity products, other raw materials and energy, including impacts from factors outside the Company’s control such as changes in market conditions, weather conditions, crop disease, plantings, climate change, competition and changes in global demand, as well as risks relating to global and regional economic downturns; (3) risks related to compliance with, and changes in, government programs, policies, laws, and regulations, including those related to trade, tariffs, sanctions, biofuels, clean fuel and environmental credits, sustainability, food safety and quality, the environment, tax, and financial markets; (4) risks related to international conflicts, acts of terrorism or war, sanctions, maritime piracy and other geopolitical events or economic disruptions, including transportation, shipping, port, rail and logistics disruptions, as well as other risks related to the disruption of global markets and trade flows; (5) risks and uncertainties relating to acquisitions, equity investments, joint ventures, integrations, divestitures, and other transactions; (6) risks relating to the Company’s execution of its strategic priorities, including achieving cost reductions and operational improvements, organic and inorganic growth and innovation in its products and services; (7) risks related to the Company’s technology systems and cybersecurity incidents; and (8) other risks, assumptions and uncertainties that are described in Item 1A, "Risk Factors" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as may be updated in subsequent Quarterly Reports on Form 10-Q. For these statements, the Company claims the protection of the safe harbor for forward-looking statements in the Private Securities Litigation Reform Act of 1995. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements. Except to the extent required by law, the Company does not undertake, and expressly disclaims, any duty or obligation to update publicly any forward-looking statement whether as a result of new information, future events, changes in assumptions or otherwise.

ARCHER-DANIELS-MIDLAND COMPANY
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Revenues	$22,335	$20,372	$65,506	$61,713
Cost of products sold	20,449	19,102	60,463	57,893
Gross Profit	1,886	1,270	5,043	3,820

Selling, general, and administrative expenses	946	873	2,933	2,716
Asset impairment, exit, and restructuring costs	5	246	30	421
Equity in (earnings) loss of unconsolidated affiliates	(157)	41	(388)	(237)
Interest and investment (income)	(99)	(121)	(340)	(189)
Interest expense	165	153	462	470
Other expense (income) – net	29	(69)	(123)	(140)
Earnings Before Income Taxes	997	147	2,469	779

Income tax expense	171	37	428	160
Net Earnings Including Non-controlling Interests	826	110	2,041	619

Net earnings (loss) attributable to non-controlling interests	5	2	14	(3)

Net Earnings Attributable to Archer-Daniels-Midland Company	$821	$108	$2,027	$622

Weighted average number of shares outstanding – basic	484	484	485	484
Weighted average number of shares outstanding – diluted	484	484	485	484
Basic earnings per common share	$1.70	$0.22	$4.18	$1.29
Diluted earnings per common share	$1.70	$0.22	$4.18	$1.29

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net Earnings Including Non-controlling Interests	$826	$110	$2,041	$619

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	(49)	135	102	284
Tax effect	(4)	(4)	(24)	109
Net of tax amount	(53)	131	78	393

Deferred gain on hedging activities	101	67	24	3
Tax effect	(14)	(14)	(2)	(2)
Net of tax amount	87	53	22	1

Pension and other postretirement benefit liabilities adjustment	(3)	(1)	(7)	(15)
Tax effect	1	(1)	2	3
Net of tax amount	(2)	(2)	(5)	(12)

Unrealized gain (loss) on investments	(1)	—	(2)	(4)
Tax effect	—	—	1	—
Net of tax amount	(1)	—	(1)	(4)

Total other comprehensive income, net of tax	31	182	94	378

Total comprehensive income	857	292	2,135	997

Less: Comprehensive income (loss) attributable to non-controlling interests	4	3	12	(2)

Comprehensive income attributable to Archer-Daniels-Midland Company	$853	$289	$2,123	$999

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2026	December 31, 2025
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$711	$1,015
Short-term marketable securities	45	32
Segregated cash and investments	8,873	8,432
Trade receivables, net	3,585	3,021
Inventories	11,675	10,369
Other current assets	4,732	3,796
Total Current Assets	29,621	26,665
Non-Current Assets
Investments in affiliates	6,004	5,560
Goodwill	4,641	4,769
Intangible assets	1,782	1,976
Right of use assets	1,296	1,322
Other non-current assets	1,031	918
Property, plant, and equipment, net	11,025	11,179
Total Non-Current Assets	25,779	25,724
Total Assets	$55,400	$52,389

Liabilities, Temporary Equity, and Shareholders’ Equity
Current Liabilities
Short-term debt	$1,156	$798
Current maturities of long-term debt	153	1,006
Trade payables	5,660	5,195
Payables to brokerage customers	9,447	8,919
Accrued expenses and other payables	3,777	3,313
Current lease liabilities	303	303
Total Current Liabilities	20,496	19,534
Long-Term Liabilities
Long-term debt	7,429	6,606
Deferred income taxes	1,179	1,135
Non-current lease liabilities	1,021	1,045
Other	1,124	1,042
Total Long-Term Liabilities	10,753	9,828

Commitments and contingencies (See Note 16)

Temporary Equity - Redeemable non-controlling interest	293	287

Shareholders’ Equity
Common stock	3,409	3,281
Reinvested earnings	22,877	21,983
Accumulated other comprehensive income (loss)	(2,435)	(2,531)
Non-controlling interests	7	7
Total Shareholders’ Equity	23,858	22,740
Total Liabilities, Temporary Equity, and Shareholders’ Equity	$55,400	$52,389
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Cash flows from operating activities
Net earnings including non-controlling interests	$2,041	$619
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	881	874
Asset impairment charges	4	337
Deferred income taxes	(51)	(54)
Equity in earnings of unconsolidated affiliates, net of dividends	(59)	125
Stock compensation expense	176	93
(Gain) loss on asset contributions, sales and investment revaluation, net	(76)	103
Other – net	97	(10)
Changes in operating assets and liabilities, net of acquisitions and dispositions
Segregated investments	96	113
Trade receivables	(632)	231
Inventories	(1,410)	3,165
Other current assets	(1,076)	(190)
Trade payables	496	(637)
Payables to brokerage customers	547	1,798
Accrued expenses and other payables	754	(802)
Net cash provided by operating activities	1,788	5,765
Cash flows from investing activities
Capital expenditures	(773)	(892)
Net assets of businesses acquired	—	(108)
Proceeds from sales of assets, businesses and investments	68	78
Purchases of marketable securities	(14)	(11)
Proceeds from sales of marketable securities	2	276
Other – net	18	13
Net cash used in investing activities	(699)	(644)
Cash flows from financing activities
Proceeds from short-term debt	705	—
Repayments of short-term debt	(399)	—
Long-term debt borrowings	995	—
Long-term debt payments	(1,008)	(763)
Net borrowings / (repayments) under lines of credit agreements	55	(1,666)
Share repurchases, net of tax	(358)	—
Cash dividends	(764)	(743)
Acquisition of non-controlling interest	—	(4)
Other – net	(58)	(21)
Net cash used in financing activities	(832)	(3,197)
Effect of exchange rate on cash, cash equivalents, restricted cash, and restricted cash equivalents	(22)	27
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	235	1,951
Cash, cash equivalents, restricted cash, and restricted cash equivalents - beginning of period	5,505	3,924
Cash, cash equivalents, restricted cash, and restricted cash equivalents - end of period	$5,740	$5,875
The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHER-DANIELS-MIDLAND COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Equity Attributable to Archer-Daniels-Midland Company
	Common Stock		Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholders’ Equity
(In millions, except per share amounts)	Shares	Amount

Balance, June 30, 2026	482	$3,369	$22,671	$(2,467)	$7	$23,580
Comprehensive income
Net earnings			821		—	821
Other comprehensive income				32	—	32
Cash dividends paid - $0.52 per share			(254)			(254)
Share repurchases	(4)		(360)			(360)
Stock compensation expense	—	38				38
Stock option exercises, net of taxes	—	(1)			—	(1)
Other	—	3	(1)		—	2
Balance, September 30, 2026	478	$3,409	$22,877	$(2,435)	$7	$23,858

Balance, December 31, 2025	480	$3,281	$21,983	$(2,531)	$7	$22,740
Comprehensive income
Net earnings			2,027		1	2,028
Other comprehensive income				96	—	96
Cash dividends paid - $1.56 per share			(764)			(764)
Share repurchases	(4)		(360)			(360)
Stock compensation expense	2	176				176
Stock option exercises, net of taxes	—	(54)			—	(54)
Other	—	6	(9)		(1)	(4)
Balance, September 30, 2026	478	$3,409	$22,877	$(2,435)	$7	$23,858

Balance, June 30, 2025	480	$3,270	$21,952	$(2,792)	$8	$22,438
Comprehensive income
Net earnings			108		1	109
Other comprehensive income				182	—	182
Cash dividends paid - $0.51 per share			(248)			(248)
Share repurchases	—	—	1			1
Stock compensation expense	—	21				21
Stock option exercises, net of taxes	—	(3)			—	(3)
Other	—	3	—	—	(1)	2
Balance, September 30, 2025	480	$3,291	$21,813	$(2,610)	$8	$22,502

Balance, December 31, 2024	478	$3,223	$21,933	$(2,988)	$10	$22,178
Comprehensive income
Net earnings			622		(1)	621
Other comprehensive income				378	—	378
Cash dividends paid - $1.53 per share			(743)			(743)
Share repurchases	—		1			1
Stock compensation expense	2	93				93
Stock option exercises, net of taxes	—	(31)				(31)
Other	—	6	—	—	(1)	5
Balance, September 30, 2025	480	$3,291	$21,813	$(2,610)	$8	$22,502

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

Certain prior-period amounts have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

Principles of Consolidation

The Consolidated Financial Statements include the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company consolidates entities in which it has a controlling financial interest, including variable interest entities (“VIEs”), for which the Company is a primary beneficiary. Investments in affiliates, including certain VIEs, over which the Company has significant influence but does not control and for which the Company is not the primary beneficiary are accounted for under the equity method. Under the equity method, such investments are carried at cost and adjusted for the Company’s share of investees’ earnings or losses, dividends or other distributions, and where appropriate, for basis differences between the investment balance and the underlying net assets of the investee. The Company’s portion of the results of affiliates, including certain VIEs, is included using the most recent available financial statements, which are generally no more than 93 days prior to the Company’s period-end and are applied consistently from period to period.

Segregated Cash and Investments

The Company segregates certain cash, cash equivalents, and investment balances in accordance with regulatory requirements, commodity clearinghouse requirements, and insurance arrangements.

Within ADM Investor Services, the Company’s registered futures commission merchant and provider of commodity brokerage services, deposits received from customers, cash margins and securities pledged to commodity exchange clearinghouses or other brokers, and cash pledged as security under certain insurance arrangements are classified as segregated balances. To the extent these segregated balances are comprised of cash and cash equivalents, they are considered restricted cash and restricted cash equivalents on the Consolidated Statements of Cash Flows. The payables to brokerage customers have a corresponding balance in segregated cash and investments and a segregated customer omnibus receivable in other current assets.

Segregated cash and investments also include restricted cash collateral for the various insurance programs of the Company’s captive insurance business.

The following represents a reconciliation of cash and cash equivalents in the Consolidated Balance Sheets to total cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as of September 30, 2026 and 2025 (in millions).

	September 30,
	2026	2025
Cash and cash equivalents	$711	$1,235
Restricted cash and restricted cash equivalents (included in segregated cash and investments)	5,029	4,640
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,740	$5,875

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

Changes to the allowance for estimated uncollectible accounts were as follows (in millions).

	Three Months Ended September 30,
	2026	2025
Opening balance, July 1	$156	$153
Provisions (reversals), net	7	3
Write-offs against allowance	(3)	(6)
Recoveries and other	1	—
Closing balance, September 30	$161	$150

	Nine Months Ended September 30,
	2026	2025
Opening balance, January 1	$160	$167
Provisions (reversals), net	23	11
Write-offs against allowance	(23)	(33)
Recoveries and other	1	5
Closing balance, September 30	$161	$150

Inventories

Certain merchandisable agricultural commodity inventories, which include inventories acquired under deferred pricing contracts, are stated at market value. In addition, the Company values certain inventories using the first-in, first-out (“FIFO”) method at the lower of cost and net realizable value.

The following table sets forth the Company’s inventories as of September 30, 2026 and December 31, 2025 (in millions).

	September 30, 2026	December 31, 2025
Raw materials and supplies (1)	$1,723	$1,740
Finished goods	2,366	2,407
Market inventories	7,586	6,222
Total inventories	$11,675	$10,369

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

Cost method investments of $166 million and $143 million as of September 30, 2026 and December 31, 2025, respectively, were included in Other non-current assets in the Company’s Consolidated Balance Sheets.

Revaluation gains and losses are recorded in Interest and investment (income) in the Company’s Consolidated Statements of Earnings. As of September 30, 2026, the annual upward and downward adjustments were $14 million and $1 million, respectively. As of September 30, 2026, the cumulative upward and downward adjustments were $127 million and $449 million, respectively.

Investments in Affiliates

The Company applies the equity method of accounting for investments in investees over which the Company has the ability to exercise significant influence.

Wilmar Investment

The Company had a 22.5% share ownership in Wilmar International Limited (“Wilmar”) as of September 30, 2026 and December 31, 2025. The Company records its share of Wilmar’s financial results on a three-month lag basis, with the exception of transactions or events that occur during the intervening period that materially affect Wilmar’s financial position or results of operations. The Company’s investment in Wilmar had a carrying value of $4.2 billion as of September 30, 2026, and a market value of $4.0 billion based on the Level 1 quoted Singapore Exchange market price, converted to U.S. dollars at the applicable exchange rate, at September 30, 2026.

In accordance with its accounting policy, as of September 30, 2026, the Company evaluated several factors in its determination of whether an other-than-temporary impairment of its investment in Wilmar had occurred as of that date. This included consideration of the severity and duration of the carrying value being above Wilmar's stock price, the recent performance of Wilmar’s stock price as quoted on the Singapore Exchange, including stock price performance subsequent to the balance sheet date, Wilmar's financial condition and near-term performance prospects, and latest consensus analyst forecasts. The Company considers its investment in Wilmar a significant and strategic relationship and has the intent and ability to retain its investment in Wilmar for a period of time sufficient to allow for any anticipated recovery in market value. Based on the evaluation of the factors above, the Company does not consider the investment to be other-than-temporarily impaired at September 30, 2026. The Company will continue to reassess its investment in Wilmar, which may result in the recognition of an other-than-temporary impairment in the future.

Other Investments

As of September 30, 2026, the Company also holds equity method investments in Pacificor, LLC (32.2%), Akralos Holding Company LLC (49.0%), SoyVen Holding B.V. (50.0%), Olenex Holdings B.V. (37.5%), Hungrana Kft (50.0%), Almidones Mexicanos, S.A. de C.V. (50.0%), Vimison, S.A. de C.V. (45.3%), Aston Krahmalo-Produkty, LLC (50.0%), Edible Oils Limited (50.0%), Gradable, LLC (50.0%), LSCP, LLC (22.1%), Stratas Foods LLC (50.0%), Red Star Yeast Company, LLC (40.0%), Terminal de Grãos Ponta da Montanha S.A. (50.0%), Plainsman Company LLC (40.0%), Two Rivers Premium Oils, LLC (60.0%), Dusial S.A. (42.8%), ADM / Matsutani LLC (50.0%), Vitafort Zrt (34.3%), and Novial SAS (26.2%).

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Property, Plant, and Equipment

The Company’s property, plant, and equipment consisted of the following as of September 30, 2026 and December 31, 2025 (in millions).

	September 30, 2026	December 31, 2025
Land	$603	$607
Buildings	6,398	6,440
Machinery and equipment	22,218	22,042
Construction in progress	1,072	1,110
	30,291	30,199
Accumulated depreciation	(19,266)	(19,020)
Property, Plant, and Equipment, Net	$11,025	$11,179

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

Changes to the Company's redeemable non-controlling interests for the three and nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended September 30,
	2026	2025
Opening balance, July 1	$292	$249
Net income (loss) attributable to redeemable non-controlling interests	5	1
Currency translation adjustments and other	(4)	—
Closing balance, September 30	$293	$250

	Nine Months Ended September 30,
	2026	2025
Opening balance, January 1	$287	$253
Net income (loss) attributable to redeemable non-controlling interests	13	(2)
Currency translation adjustments and other	(7)	(1)
Closing balance, September 30	$293	$250

Clean Fuel Production Credits

The Inflation Reduction Act of 2022 introduced the Clean Fuel Production Credit (“Section 45Z”) for qualifying fuel produced and sold between January 1, 2025 and December 31, 2029.

The Company elected to account for Section 45Z credits as government grants in the period qualifying fuel is produced and sold, and when it becomes probable that the Company will meet the eligibility requirements to earn and receive the credit. Section 45Z credits are initially measured at fair value reflecting the estimated credit value upon monetization. Subsequently, changes in assumptions impacting the credit value are accounted for prospectively as changes in accounting estimates. Unmonetized Section 45Z credits are recorded within Other current assets on the Consolidated Balance Sheets, while the recognized benefit and related transaction costs are recorded within Cost of products sold in the Consolidated Statements of Earnings.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2.    New Accounting Pronouncements

Adoption of New Accounting Pronouncements

Effective January 1, 2026, the Company adopted Accounting Standards Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The adoption of the guidance did not have a significant impact on the Company's Consolidated Financial Statements.

Effective January 1, 2026, the Company adopted ASU 2025-09, Derivatives and Hedging (Topic 815): Targeted Improvements to Hedge Accounting. The amended guidance within this ASU is intended to simplify cash flow hedge accounting and enhance the hedging of variable price-components of nonfinancial forecasted transactions. Among other changes, the amendments eliminate the requirement for contractually specified price components in order to qualify for risk componentization for a cash flow hedge program for forecasted nonfinancial transactions. The amendments better align hedge accounting with the Company’s commodity risk management activities and improve the operability of its commodity cash flow hedge program. The adoption did not have a significant effect on the Company’s Consolidated Financial Statements.

New Accounting Pronouncements Not Yet Adopted

Effective January 1, 2027, the Company will be required to adopt ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands the scope of contracts that are excluded from derivative accounting to include certain non-exchange traded contracts. It also clarifies that the revenue guidance in ASC 606, Revenue from Contracts with Customers, initially applies to share-based noncash consideration received from a customer for the transfer of goods or services. The Company does not expect the adoption to have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

Effective January 1, 2027, the Company will be required to adopt ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends the existing framework for identifying the accounting acquirer in business combinations when the legal acquiree is a VIE by requiring entities to consider the general accounting acquirer factors in ASC 805-10, Business Combination-Overall, when the transaction is primarily effected by the exchange of equity interests. The new guidance is required to be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company does not expect the adoption to have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

Effective December 31, 2027, the Company will be required to adopt ASU 2024-03, Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses, which will require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU can be applied on a prospective basis or retrospective basis upon adoption. The adoption of the amended guidance will result in expanded disclosures in the notes to the Company’s Consolidated Financial Statements but is not expected to have a significant impact on the Company's Consolidated Financial Statements.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Effective January 1, 2028, the Company will be required to adopt ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting guidance for the recognition, measurement, and separate presentation of environmental credit assets from environmental credit obligations on the balance sheet. The amendments in this ASU are required to be applied on a modified retrospective basis. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements.

Effective January 1, 2029, the Company will be required to adopt ASU 2025-10, Accounting for Government Grants Received by Business Entities (Topic 832), which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. Under this ASU, government grants are recognized when it is probable that the entity will comply with the grant’s conditions and will receive the grant. Grants related to income may be presented either as a separate line item or as a reduction of the related expenses. Grants related to assets may reduce the carrying amount of the related asset or be presented as deferred income. This ASU also requires disclosure of the nature and terms of grants, the accounting policies applied, and significant conditions. The amendments in this ASU can be applied on a modified prospective, modified retrospective, or retrospective basis upon adoption. The Company is evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements.

Note 3.    Revenues

The following tables present additional information on revenue from external customers for the three and nine months ended September 30, 2026 and 2025 (in millions).

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Topic 606	Topic 815	Total	Topic 606	Topic 815	Total
	Revenue	Revenue	Revenues	Revenue	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$1,252	$9,380	$10,632	$1,221	$9,055	$10,276
Crushing	97	3,133	3,230	130	2,450	2,580
Refined Products and Other	986	2,597	3,583	875	1,882	2,757
Total Ag Services and Oilseeds	2,335	15,110	17,445	2,226	13,387	15,613
Carbohydrate Solutions
Starches and Sweeteners	1,424	597	2,021	1,436	569	2,005
Vantage Corn Processors	917	—	917	729	—	729
Total Carbohydrate Solutions	2,341	597	2,938	2,165	569	2,734
Nutrition
Human Nutrition	1,042	—	1,042	1,067	—	1,067
Animal Nutrition	795	—	795	849	—	849
Total Nutrition	1,837	—	1,837	1,916	—	1,916

Total Segment Revenues	6,513	15,707	22,220	6,307	13,956	20,263
Other Business	115	—	115	109	—	109
Total Revenues	$6,628	$15,707	$22,335	$6,416	$13,956	$20,372

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Topic 606	Topic 815	Total	Topic 606	Topic 815	Total
	Revenue	Revenue	Revenues	Revenue	Revenue	Revenues
Ag Services and Oilseeds
Ag Services	$3,528	$29,243	$32,771	$3,493	$28,215	$31,708
Crushing	367	8,640	9,007	316	7,531	7,847
Refined Products and Other	2,812	6,772	9,584	2,622	5,380	8,002
Total Ag Services and Oilseeds	6,707	44,655	51,362	6,431	41,126	47,557
Carbohydrate Solutions
Starches and Sweeteners	4,336	1,695	6,031	4,359	1,683	6,042
Vantage Corn Processors	2,223	—	2,223	2,054	—	2,054
Total Carbohydrate Solutions	6,559	1,695	8,254	6,413	1,683	8,096
Nutrition
Human Nutrition	3,185	—	3,185	3,226	—	3,226
Animal Nutrition	2,359	—	2,359	2,500	—	2,500
Total Nutrition	5,544	—	5,544	5,726	—	5,726

Total Segment Revenues	18,810	46,350	65,160	18,570	42,809	61,379
Other Business	346	—	346	334	—	334
Total Revenues	$19,156	$46,350	$65,506	$18,904	$42,809	$61,713

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nutrition

The Nutrition segment generates revenue from the sale of ingredients and solutions including plant-based proteins, natural flavors, wholesome ingredients including edible beans, ancient grains and seeds, flavor systems, natural colors, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, formula feeds, animal health and nutrition products, pet food and treats, and other specialty food and feed ingredients. Revenue is recognized when control over products is transferred to the customer, consistent with the recognition principles under Topic 606. The amount of revenue recognized is based on the consideration specified in the contract, which could include freight and other costs depending on the specific shipping terms of each contract.

Other Business

Other Business includes ADM Investor Services, the Company’s futures commission business, which primarily generates its revenue through commissions and brokerage income generated from executing orders and clearing futures contracts and options on futures contracts on behalf of its customers. Commissions and brokerage revenues are recognized on the date the transaction is executed.

Note 4.    Fair Value Measurements

The Company measures the fair value of certain assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

The Company uses the market approach valuation technique to measure the majority of its assets and liabilities carried at fair value. Market valuations for the Company’s inventories and physical commodity purchase and sale contracts are adjusted for location (basis) and quality because the exchange-quoted prices represent contracts with standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The basis adjustments are generally determined using inputs from competitor and broker quotations or market transactions and are considered observable. Basis adjustments are impacted by specific local supply and demand characteristics at each facility and within the relevant principal market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these basis adjustments.

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

The following tables set forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in millions).

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$4,150	$3,436	$7,586
Unrealized derivative gains:
Commodity contracts	—	799	502	1,301
Foreign currency contracts	—	217	—	217
Interest rate contracts	—	—	—	—
Equity-linked debt contracts	—	—	—	—
Cash equivalents	146	—	—	146
Marketable securities	45	—	—	45
Segregated investments and restricted cash equivalents	2,351	—	—	2,351
Total Assets	$2,542	$5,166	$3,938	$11,646

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$584	$519	$1,103
Foreign currency contracts	—	97	—	97
Interest rate contracts	—	11	—	11
Inventory-related payables	—	843	8	851
Total Liabilities	$—	$1,535	$527	$2,062

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Inventories carried at market	$—	$3,549	$2,673	$6,222
Unrealized derivative gains:
Commodity contracts	—	310	512	822
Foreign currency contracts	—	108	—	108
Interest rate contracts	—	17	—	17
Cash equivalents	280	—	—	280
Marketable securities	32	—	—	32
Segregated investments and restricted cash equivalents	1,771	—	—	1,771
Total Assets	$2,083	$3,984	$3,185	$9,252

Liabilities:
Unrealized derivative losses:
Commodity contracts	$—	$300	$313	$613
Foreign currency contracts	—	144	—	144
Inventory-related payables	—	714	16	730
Total Liabilities	$—	$1,158	$329	$1,487

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Inventories Carried at Market and Inventory-Related Payables

Estimated fair values for inventories and inventory-related payables stated at market are based on exchange-quoted prices, adjusted for differences in local markets, referred to as basis, and quality, as described above.

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

Fair value for commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets, referred to as basis, as described above.

Physical commodity purchase and sale contracts are classified as Level 2, except in certain cases, where the basis adjustments are unobservable, and unobservable inputs have a significant impact (more than 10%) on the measurement of fair value. In such cases, the contract is classified as Level 3.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Level 3 Assets and Liabilities

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2026 (in millions).

	Assets			Liabilities
	September 30, 2026			September 30, 2026
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, July 1, 2026	$3,362	$598	$3,960	$40	$488	$528
Increase in unrealized gains included in Cost of products sold	376	397	773	—	—	—
Increase in unrealized losses included in Cost of products sold	—	—	—	3	403	406
Realized (decreases) included in Cost of products sold	(764)	—	(764)	(2)	—	(2)
Purchases	5,442	—	5,442	2	—	2
Sales	(4,601)	—	(4,601)	(35)	—	(35)
Settlements	—	(274)	(274)	—	(335)	(335)
Transfers into Level 3	383	23	406	—	38	38
Transfers out of Level 3	(762)	(242)	(1,004)	—	(75)	(75)
Closing balance, September 30, 2026	$3,436	$502	$3,938	$8	$519	$527

The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2025 (in millions).

	Assets			Liabilities
	September 30, 2025			September 30, 2025
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, July 1, 2025	$2,707	$596	$3,303	$41	$385	$426
Increase (decrease) in unrealized gains included in Cost of products sold	(340)	275	(65)	—	—	—
Increase in unrealized losses included in Cost of products sold	—	—	—	7	162	169
Realized (decreases) included in Cost of products sold	(42)	—	(42)	(5)	—	(5)
Purchases	4,956	—	4,956	7	—	7
Sales	(4,499)	—	(4,499)	(28)	—	(28)
Settlements	—	(359)	(359)	—	(293)	(293)
Transfers into Level 3	415	42	457	—	8	8
Transfers out of Level 3	(781)	(15)	(796)	—	(4)	(4)
Closing balance, September 30, 2025	$2,416	$539	$2,955	$22	$258	$280

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents a roll forward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2026 (in millions).

	Assets			Liabilities
	September 30, 2026			September 30, 2026
	Inventories Carried at Market	Commodity Derivative Contracts Gains	Total Assets	Inventory-related Payables	Commodity Derivative Contracts Losses	Total Liabilities
Opening balance, January 1, 2026	$2,673	$512	$3,185	$16	$313	$329
Increase (decrease) in unrealized gains included in Cost of products sold	(411)	1,010	599	—	—	—
Increase in unrealized losses included in Cost of products sold	—	—	—	6	1,262	1,268
Realized (decreases) included in Cost of products sold	(2,025)	—	(2,025)	(6)	—	(6)
Purchases	15,258	—	15,258	31	—	31
Sales	(12,055)	—	(12,055)	(40)	—	(40)
Settlements	—	(800)	(800)	—	(959)	(959)
Transfers into Level 3	1,432	48	1,480	1	84	85
Transfers out of Level 3	(1,436)	(268)	(1,704)	—	(181)	(181)
Closing balance, September 30, 2026	$3,436	$502	$3,938	$8	$519	$527

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In some cases, the price components that result in differences between exchange-traded prices and local prices for inventories and physical commodity purchase and sale contracts are observable based upon available quotations for these pricing components, and in some cases, the differences are unobservable. These price components primarily include transportation costs and other basis adjustments required due to location, quality, or other contract terms. The changes in unobservable price components are determined by specific local supply and demand characteristics at each location and within the relevant principal market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these unobservable price components.

The following table sets forth the weighted average percentage of the unobservable price components included in the Company’s Level 3 valuations as of September 30, 2026 and December 31, 2025. The Company’s Level 3 measurements may include basis only, transportation cost only, or both price components.

	Weighted Average % of Total Price
	September 30, 2026		December 31, 2025
Component Type	Assets	Liabilities	Assets	Liabilities
Inventories and Inventory-Related Payables
Basis	20.5%	8.5%	21.1%	9.0%
Transportation cost	14.1%	—%	22.4%	—%

Commodity Derivative Contracts
Basis	17.4%	21.0%	23.3%	23.6%
Transportation cost	20.0%	21.9%	25.7%	—%

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

The Company recognizes changes in market value of inventories of certain merchandisable agricultural commodities, inventory-related payables, forward cash purchase and sales contracts, and exchange-traded and OTC instruments in earnings immediately in the Consolidated Statements of Earnings as a component of Cost of products sold. For derivative instruments that are designated and qualify as highly effective cash flow hedges (i.e., hedging the exposure to variability in expected future cash flow that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive income (“AOCI”) and is reclassified into earnings in the same line item affected by the hedged transaction in the same period or periods during which the hedged transaction affects earnings. Hedge components excluded from the assessment of effectiveness, if any, and gains and losses related to discontinued hedges are recognized in the Consolidated Statements of Earnings during the relevant period. Once the hedged item is recognized in earnings, the gains and losses arising from the hedge are reclassified from AOCI to either Revenues or Cost of products sold, as applicable.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses cross-currency swaps and foreign exchange forwards designated as net investment hedges to protect the Company’s investment in foreign subsidiaries against changes in foreign currency exchange rates. For derivative instruments that are designated as net investment hedges, the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive income (“AOCI”) and is reclassified into earnings when the underlying investments are divested or substantially liquidated. Changes in the fair value of foreign currency-related derivatives not designated for hedging are recognized in the Consolidated Statements of Earnings as a component of Revenues, Cost of products sold, and Other expense (income) - net, depending upon the purpose of the contract.

Cash receipts and payments related to derivative instruments are classified within operating activities in the Consolidated Statements of Cash Flows.

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

The following table sets forth the fair value of derivatives not designated as hedging instruments as of September 30, 2026 and December 31, 2025 (in millions).

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$174	$94	$108	$54
Commodity Contracts	1,301	1,103	822	613
Total	$1,475	$1,197	$930	$667

The following table sets forth the pre-tax gains (losses) on derivatives not designated as hedging instruments that have been included in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2026 and 2025 (in millions).

		Cost of	Other expense
		products	(income) -
	Revenues	sold	net	Total
Three Months Ended September 30, 2026
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(14)	$61	$(5)
Commodity Contracts	—	(453)	—
Total gains (losses) recognized in earnings	$(14)	$(392)	$(5)	$(411)

Three Months Ended September 30, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(19)	$73	$4
Commodity Contracts	—	115	—
Total gains (losses) recognized in earnings	$(19)	$188	$4	$173

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Cost of	Other expense
		products	(income) -
	Revenues	sold	net	Total
Nine Months Ended September 30, 2026
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(51)	$286	$46
Commodity Contracts	—	(753)	—
Total gains (losses) recognized in earnings	$(51)	$(467)	$46	$(472)

Nine Months Ended September 30, 2025
Pre-tax gains (losses) on:
Foreign Currency Contracts	$(65)	$304	$(154)
Commodity Contracts	—	513	—
Total gains (losses) recognized in earnings	$(65)	$817	$(154)	$598

Derivatives Designated As Hedging Instruments

The Company had certain derivatives designated as cash flow, fair value, and net investment hedges as of September 30, 2026 and December 31, 2025.

Cash Flow Hedges

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

The Company uses exchange-traded futures and options contracts to hedge the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The objective of this hedging program is to reduce the variability of cash flows associated with the Company’s forecasted purchases of corn. The Company’s corn processing plants normally grind approximately 56 million bushels of corn per month. During the past 12 months, the Company hedged between 11% and 32% of its monthly grind. At September 30, 2026, the Company had designated hedges representing between 9% and 30% of its anticipated monthly grind of corn for the next 12 months.

The Company uses exchange-traded futures and options contracts to hedge the purchase price of the anticipated volumes of soybeans to be purchased and processed in a future month for certain of its U.S. soybean crush facilities, subject to certain program limits. The Company also uses exchange-traded futures and options contracts to hedge the sales prices of anticipated soybean meal and soybean oil sales proportionate to the soybean crushing process at these facilities, subject to certain program limits. During the past 12 months, the Company hedged between 22% and 100% of the anticipated monthly soybean crush for soybean purchases and soybean meal and soybean oil sales at the designated facilities. At September 30, 2026, the Company had designated hedges representing between 0% and 98% of the anticipated monthly soybean crush for soybean purchases and soybean meal and soybean oil sales at the designated facilities over the next 12 months.

The Company uses exchange-traded futures and OTC swaps to hedge the purchase price of anticipated volumes of natural gas consumption in a future month for certain of its facilities in North America and Europe, subject to certain program limits. During the past 12 months, the Company hedged between 24% and 74% of the anticipated monthly natural gas consumption at the designated facilities. At September 30, 2026, the Company had designated hedges representing between 22% and 53% of the anticipated monthly natural gas consumption over the next 12 months.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2026 and December 31, 2025, the Company had after-tax gains of $26 million and $13 million, respectively, in AOCI related to gains and losses from these programs. The Company expects to recognize $26 million of the September 30, 2026 after-tax gains in its Consolidated Statements of Earnings during the next 12 months.

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

As of September 30, 2026 and December 31, 2025, the Company had pre-tax (losses) gains of $(11) million and $17 million, respectively, in Other current assets related to interest rate swaps with an aggregate notional amount of $500 million. A corresponding offset to the underlying debt is recorded for the same amount, with no net impact to earnings.

Net Investment Hedges

The Company executed USD-fixed to Euro-fixed cross-currency swaps with an aggregate notional amount of $432 million and $447 million as of September 30, 2026 and December 31, 2025, respectively, and foreign exchange forwards with an aggregate notional amount of $2.5 billion and $2.6 billion as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had net investment hedge related after-tax foreign exchange (losses) of $(96) million and $(171) million, recorded within AOCI, respectively. These amounts are deferred in AOCI until the underlying investments are divested or substantially liquidated.

The Company had previously designated its €650 million outstanding long-term debt and commercial paper borrowings as a hedge of its net investment in a foreign subsidiary. This long-term debt matured in September 2025 and was paid in full. As of September 30, 2026 and December 31, 2025, the Company had after-tax gains of $176 million in AOCI related to foreign exchange gains and losses from the net investment hedge transactions. The amount is deferred in AOCI until the underlying investments are divested or substantially liquidated.

Fair Value of Derivatives Designated as Hedging Instruments

The following table sets forth the fair value of derivatives designated as hedging instruments as of September 30, 2026 and December 31, 2025 (in millions).

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Foreign Currency Contracts	$43	$3	$—	$90
Interest Rate Contracts	—	11	17	—
Total	$43	$14	$17	$90

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the pre-tax gain (loss) on derivatives designated as hedging instruments that have been recognized in Cost of products sold in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2026 and 2025 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Pre-tax gain (loss) on:
Commodity Contracts	$4	$(22)	$(103)	$(16)

Note 6.    Other Current Assets

The following table sets forth the items in other current assets (in millions).

	September 30,	December 31,
	2026	2025
Unrealized gains on derivative contracts	$1,518	$947
Customer omnibus receivable	706	573
Margin deposits and grain accounts	768	575
Financing receivables - net	184	256
Insurance premiums receivable	42	106
Prepaid expenses	365	321
Tax receivables	530	583
Non-trade receivables	319	268
Other current assets	300	167
	$4,732	$3,796

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7.    Accrued Expenses and Other Payables

The following table sets forth the items in accrued expenses and other payables (in millions).

	September 30,	December 31,
	2026	2025
Unrealized losses on derivative contracts	$1,211	$757
Accrued compensation	508	419
Income tax payable	136	83
Other taxes payable	207	181
Insurance liabilities	107	165
Accrued interest payable	112	158
Other deferred income	82	191
Contract liabilities (1)	159	333
Other accruals and payables	1,255	1,026
	$3,777	$3,313
(1) Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. Revenues recognized in the three and nine months ended September 30, 2026 from contract liabilities as of December 31, 2025 were $16 million and $325 million, respectively. Revenues recognized in the three and nine months ended September 30, 2025 from contract liabilities as of December 31, 2024 were $44 million and $524 million, respectively.

Note 8.    Debt and Financing Arrangements

In the three months ended September 30, 2026, the Company issued $1.0 billion of senior unsecured notes, consisting of $500 million 4.83% Notes due September 1, 2031 and $500 million 5.27% Notes due September 1, 2036.

In the three months ended September 30, 2026, the Company redeemed the entire $1.0 billion aggregate principal amount outstanding of its 2.50% Notes, previously included in Current maturities of long-term debt, which matured in August 2026.

At September 30, 2026 and December 31, 2025, the fair value of the Company’s long-term debt, excluding the current portion, was $6.7 billion and $6.3 billion, respectively, as estimated using quoted market prices (a Level 2 measurement under applicable accounting standards), compared to carrying values of $7.4 billion and $6.6 billion as of September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, the Company had lines of credit, including accounts receivable securitization programs, totaling $12.7 billion and $12.3 billion, respectively, of which $9.2 billion and $9.4 billion, respectively, were unused. See Note 14. Sale of Accounts Receivable for further information on the accounts receivable securitization programs.

As of September 30, 2026, short-term debt includes $690 million of commercial paper outstanding and $466 million of other short-term debt. As of December 31, 2025, short term debt includes $715 million of commercial paper outstanding and $83 million of other short term debt.

The weighted average interest rates on short-term borrowings outstanding at September 30, 2026 and December 31, 2025, were 3.7% and 4.0%, respectively. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9.    Income Taxes

The Company’s effective tax rate was 17.2% and 17.3% for the three and nine months ended September 30, 2026, respectively, compared to 25.2% and 20.5% for the three and nine months ended September 30, 2025, respectively. The decrease in the effective tax rates is primarily driven by non-taxable benefits associated with Section 45Z policy incentives, recognized during the three and nine months ended September 30, 2026, as well as the tax effects of other items such as impairment charges recognized during the corresponding periods of 2025.

The One Big Beautiful Bill Act of 2025 includes significant provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions including the energy tax credit policy. The Company has incorporated the effects of these provisions into its estimated annual effective tax rate for 2026.

Note 10.    Shareholders’ Equity

The Company has authorized one billion shares of common stock and 500,000 shares of preferred stock, each with zero par value. No preferred stock has been issued.

Treasury Stock

At September 30, 2026 and December 31, 2025, the Company had approximately 238.4 million shares and 235.5 million shares, respectively, of its common shares in treasury. Treasury stock is recorded at cost, as a reduction of equity.

Repurchase Program

On December 11, 2024, the Company's Board of Directors approved a second extension of its existing stock repurchase program through December 31, 2029 and the repurchase of up to an additional 100 million shares under the extended program.

In the three and nine months ended September 30, 2026, the Company repurchased 4.4 million shares as a part of the existing stock repurchase program. As of September 30, 2026, the Company had 110 million shares remaining under its stock repurchase program until December 31, 2029.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income

The following tables set forth the changes in AOCI by component for the three and nine months ended September 30, 2026 and 2025 (in millions).

	Three Months Ended September 30, 2026
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2026	$(2,417)	$54	$(85)	$(19)	$(2,467)
Other comprehensive income (loss) before reclassifications	(66)	105	—	(1)	38
Gain on net investment hedges	18	—	—	—	18
Amounts reclassified from AOCI	—	(4)	(3)	—	(7)
Tax effect	(4)	(14)	1	—	(17)
Net of tax amount	(52)	87	(2)	(1)	32
Balance at September 30, 2026	$(2,469)	$141	$(87)	$(20)	$(2,435)

	Nine Months Ended September 30, 2026
	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging Activities	Pension and Other Postretirement Benefit Liabilities	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2026	$(2,549)	$119	$(82)	$(19)	$(2,531)
Other comprehensive income (loss) before reclassifications	3	(79)	—	(2)	(78)
Gain on net investment hedges	101	—	—	—	101
Amounts reclassified from AOCI	—	103	(7)	—	96
Tax effect	(24)	(2)	2	1	(23)
Net of tax amount	80	22	(5)	(1)	96
Balance at September 30, 2026	$(2,469)	$141	$(87)	$(20)	$(2,435)

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

The following table sets forth the reclassifications out of AOCI related to deferred (gains) losses on cash flow hedging activities for the three and nine months ended September 30, 2026 and 2025 (in millions).

Affected line item in the Consolidated Statements of Earnings	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of products sold	$(4)	$22	$103	$16
Earnings before income tax	(4)	22	103	16
Income tax expense	1	(5)	(25)	(4)
Net earnings	$(3)	$17	$78	$12

The Company’s accounting policy is to release the income tax effects from AOCI when the individual units of account are sold, terminated, or extinguished.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11.    Other Expense (Income) – Net

The following table sets forth the items in Other expense (income) - net for the three and nine months ended September 30, 2026 and 2025 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss (Gain) on sale of assets	$1	$(47)	$(68)	$(74)
Other – net	28	(22)	(55)	(66)
	$29	$(69)	$(123)	$(140)

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Carbohydrate Solutions segment engages in corn and wheat wet and dry milling and related processing activities. The segment converts corn and wheat into products and ingredients used in food and beverage applications, including sweeteners, starches, syrups, glucose, wheat flour, and dextrose. Dextrose and starches are also utilized as feedstocks in downstream processes, including fermentation to produce alcohol and other food and animal feed ingredients. Ethanol is produced for use in transportation fuel and industrial applications, and the associated production process also generates corn oil, distillers’ grains and other co-products for food, feed, and industrial markets. In addition, the segment produces distillers’ grains, corn gluten feed, and corn gluten meal for use as animal feed ingredients. Corn germ, a by‑product of wet milling, is further processed into vegetable oil and protein meal, and citric acids are produced for food and industrial applications. The Carbohydrate Solutions segment also advances carbon capture and storage and other emissions‑reduction initiatives, positioning the business to support lower‑carbon operations and the growing use of plant‑based alternatives to fossil‑derived materials. This segment also includes the Company’s share of the results of its equity investments in Hungrana Kft, Almidones Mexicanos, S.A. de C.V., Aston Krahmalo-Produkty, LLC, Red Star Yeast Company, LLC, and LSCP, LLC.

The Nutrition segment serves various end markets including food, beverages, and nutritional supplements for humans, and complete feed, feed premix and additives, pet food and pet treats for livestock, aquaculture, and pets. The segment engages in the creation, manufacturing, sale, and distribution of a wide array of ingredients and solutions including plant-based proteins, flavors and colors derived from nature, flavor systems, emulsifiers, soluble fiber, polyols, hydrocolloids, probiotics, prebiotics, postbiotics, enzymes, botanical extracts, and other specialty food and feed ingredients and systems. The Nutrition segment also includes activities related to the procurement, processing, and distribution of edible beans, the processing and distribution of formula feeds and animal health and nutrition products, and the manufacture of contract and private label pet treats and foods. This segment also includes the Company’s share of the results of its equity investments in Akralos Holding Company LLC, Vimison, S.A. de C.V., Dusial S.A., Vitafort Zrt., Novial SAS, and ADM / Matsutani LLC.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Information for the Three and Nine Months Ended September 30, 2026 and 2025

The following tables present data by reportable segment (in millions).

	Three Months Ended September 30, 2026
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$17,445	$2,938	$1,837	$22,220
Other Business				115
Total consolidated revenue				$22,335

Less:
Cost of materials	15,595	1,712	1,098
Manufacturing costs	967	700	327
Selling, general, and administrative expenses	236	88	291
Other segment items (1)	(131)	(32)	(13)
Segment operating profit	$778	$470	$134	$1,382

Reconciliation of segment operating profit
Other Business				121
Corporate				(470)
Specified items:
Impairment, exit, restructuring charges, and settlement contingencies				(36)
Earnings Before Income Taxes				$997

(1) Other segment items for each reportable segment include Equity in the earnings of affiliates, interest and investment income/expense, and other income/expense, as applicable.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2026
	Ag Services and Oilseeds	Carbohydrate Solutions	Nutrition	Total
Revenue from external customers	$51,362	$8,254	$5,544	$65,160
Other Business				346
Total consolidated revenue				$65,506

Less:
Cost of materials	46,388	4,764	3,267
Manufacturing costs	2,801	2,082	983
Selling, general, and administrative expenses	674	275	882
Other segment items (1)	(419)	(103)	(29)
Segment operating profit	$1,918	$1,236	$441	$3,595

Reconciliation of segment operating profit
Other Business				255
Corporate				(1,353)
Specified items:
Gains on sales of assets and businesses				83
Impairment, exit, restructuring charges, and settlement contingencies				(56)
ADM's share of equity method investment non-recurring (charges)				(55)
Earnings Before Income Taxes				$2,469

(1) Other segment items for each reportable segment include Equity in the earnings of affiliates, interest and investment income/expense, and other income/expense, as applicable.

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

(1) Other segment items for each reportable segment include Equity in the earnings of affiliates, interest and investment income/expense, and other income/expense, as applicable.

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

(1) Other segment items for each reportable segment include Equity in the earnings of affiliates, interest and investment income/expense, and other income/expense, as applicable.

(2) Includes a $173 million impairment charge related to previously capitalized internal-use software, presented as a specified item.

(3) Represents a charge recorded by the Company related to its share of a penalty imposed on Wilmar during the nine months ended September 30, 2025.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Intersegment sales
Ag Services and Oilseeds	$480	$418	$1,390	$1,345
Carbohydrate Solutions	233	223	625	629
Nutrition	14	16	41	48
Total intersegment sales	$727	$657	$2,056	$2,022

Depreciation expense
Ag Services and Oilseeds	$101	$105	$305	$308
Carbohydrate Solutions	80	75	235	225
Nutrition	44	42	127	117
Total segment depreciation expense	225	222	667	650
Other Business	2	2	8	7
Corporate	11	10	30	29
Total depreciation expense	$238	$234	$705	$686

Amortization expense
Ag Services and Oilseeds	$3	$3	$9	$9
Carbohydrate Solutions	1	1	4	4
Nutrition	38	39	114	117
Total segment amortization expense	42	43	127	130
Corporate	16	18	49	58
Total amortization expense	$58	$61	$176	$188

Interest and investment income (expense)
Ag Services and Oilseeds	$11	$10	$45	$40
Carbohydrate Solutions	—	—	1	—
Nutrition	—	—	—	(88)
Total segment interest and investment income (expense)	11	10	46	(48)
Other Business	91	109	284	306
Corporate	(3)	2	10	(69)
Total interest and investment income (expense)	$99	$121	$340	$189

Equity in earnings (loss) of unconsolidated affiliates
Ag Services and Oilseeds	$116	$(77)	$267	$142
Carbohydrate Solutions	29	27	94	77
Nutrition	11	9	24	21
Total segment equity in earnings of unconsolidated affiliates	156	(41)	385	240
Corporate	1	—	3	(3)
Total equity in earnings (loss) of unconsolidated affiliates	$157	$(41)	$388	$237

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13.    Asset Impairment, Exit, and Restructuring Costs

The following table sets forth the charges included in asset impairment, exit, and restructuring costs, presented as specified items (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring and exit costs (1)	$5	$73	$27	$237
Impairment charge - goodwill and other intangible assets (2)	—	173	—	173
Impairment charge - other long-lived assets	—	—	3	11
Total asset impairment, exit, and restructuring costs	$5	$246	$30	$421

(1)On February 4, 2025, the Company announced targeted actions expected to deliver $500 million to $750 million of aggregate cost savings over 3 to 5 years, which commenced in 2025. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. Costs associated with these actions, as well as similar initiatives in prior periods, are reflected as restructuring costs, which primarily include severance costs and impairment of long-lived assets and intangible assets.

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

As of September 30, 2026 and December 31, 2025, the fair value of trade receivables transferred to the Purchasers under the Programs and derecognized from the Company’s Consolidated Balance Sheets was $2.3 billion and $2.1 billion, respectively. Total receivables sold were $36.9 billion and $33.5 billion for the nine months ended September 30, 2026 and 2025, respectively. Cash collections from customers on receivables sold were $36.4 billion and $33.7 billion for the nine months ended September 30, 2026 and 2025, respectively. All cash flows under the Programs are classified as operating activities because the cash received from the Purchasers upon both the sale and the collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables. As of September 30, 2026 and December 31, 2025, receivables pledged as collateral to the Purchasers were $628 million and $290 million, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transfers of receivables under the Programs resulted in an expense of $5 million and $24 million for the three and nine months ended September 30, 2026, respectively, and $6 million and $42 million for the three and nine months ended September 30, 2025, respectively, which are classified as Selling, general, and administrative expenses in the Consolidated Statements of Earnings.

The Company also has uncommitted Receivable Purchase Agreements (“RPAs”) with global financial institutions under which eligible trade accounts receivable may be sold at a discount. Accounts receivable sold under the RPAs are accounted for as sales. Discount fees in relation to the sale of trade accounts receivable under the RPAs are not significant.

Note 15.     Supplier Payable Programs

The Company has Supplier Payable Programs (“SPP”) with financial institutions which act as its paying agents for payables due to certain of its suppliers. The Company has neither an economic interest in a supplier’s participation in the SPP nor a direct financial relationship with the financial institutions, and has concluded that its obligations to the suppliers, including amounts due and scheduled payment terms, are not impacted by their participation in the SPP. Accordingly, amounts associated with the SPP continue to be classified in trade payables in the Company’s Consolidated Balance Sheets and in operating activities in its Consolidated Statements of Cash Flows. The supplier invoices that have been confirmed as valid under the SPP require payment in full generally within 120 days of the invoice date.

Changes to the outstanding payment obligations under the SPP were as follows (in millions).

	Nine Months Ended September 30,
	2026	2025
Opening balance, January 1	$301	$222
Obligations confirmed	972	699
Obligations paid	(798)	(639)
Closing balance, September 30	$475	$282

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

Commodities Class Actions

On September 4, 2019, AOT Holding AG (“AOT”) filed a putative class action under the U.S. Commodities Exchange Act in federal district court in Urbana, Illinois, alleging that the Company sought to manipulate the benchmark price used to price and settle ethanol derivatives traded on futures exchanges. On March 16, 2021, AOT filed an amended complaint adding a second named plaintiff Maize Capital Group, LLC (“Maize”). AOT and Maize allege that members of the putative class collectively suffered damages calculated to be between approximately $500 million to over $2.0 billion as a result of the Company’s alleged actions. On July 14, 2020, Green Plains Inc. and its related entities (“GP”) filed a putative class action lawsuit, alleging substantially the same operative facts, in federal court in Nebraska, seeking to represent sellers of ethanol. On July 23, 2020, Midwest Renewable Energy, LLC (“MRE”) filed a putative class action in federal court in Illinois alleging substantially the same operative facts and asserting claims under the Sherman Act. On November 11, 2020, United Wisconsin Grain Producers LLC and several other ethanol producers (collectively, “UWGP”) filed a lawsuit in federal court in Illinois alleging substantially the same facts and asserting claims under the Sherman Act and Illinois, Iowa, and Wisconsin law. The court granted ADM’s motion to dismiss the MRE and UWGP complaints without prejudice on August 9, 2021 and September 28, 2021, respectively. On August 16, 2021, the court granted ADM’s motion to dismiss the GP complaint, dismissing one claim with prejudice and declining jurisdiction over the remaining state law claim. MRE filed an amended complaint on August 30, 2021, which ADM moved to dismiss on September 27, 2021. The court denied ADM’s motion to dismiss on September 26, 2023. UWGP filed an amended complaint on October 19, 2021, which the court dismissed on July 12, 2022. UWGP appealed the dismissal to the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”). On October 26, 2021, GP filed a new complaint in Nebraska federal district court, alleging substantially the same facts and asserting a claim for tortious interference with contractual relations. The case was transferred back to the Central District of Illinois, and on December 30, 2022, the court dismissed GP’s complaint with prejudice. GP appealed the dismissal, and on January 12, 2024, the appellate court vacated the dismissal and remanded the case to the district court for further proceedings. On March 8, 2024, GP filed an amended complaint, which ADM moved to dismiss. On December 3, 2024, the court issued a decision on ADM’s motion to dismiss GP’s amended complaint, denying one ground for dismissal and certifying a question of law to the Nebraska Supreme Court before deciding the other ground. On July 18, 2025, the Seventh Circuit affirmed the dismissal of UWGP’s amended complaint. Following that decision, the district court ordered that ADM may file a renewed motion to dismiss MRE’s amended complaint, which ADM filed on October 6, 2025 and which the district court granted on August 13, 2026. On September 11, 2026, the district court issued an order dismissing MRE’s case with prejudice. Separately, on September 26, 2025, UWGP filed a complaint against ADM in Wisconsin state court asserting one claim for tortious interference with contractual relations. ADM moved to dismiss UWGP’s complaint in Wisconsin state court on November 24, 2025. On February 27, 2026, the Nebraska Supreme Court issued an opinion on the certified question regarding GP’s amended complaint, and the Illinois federal district court subsequently dismissed GP’s case with prejudice on March 12, 2026. On April 28, 2026, the Wisconsin state court granted ADM’s motion and dismissed UWGP’s case with prejudice. UWGP appealed the dismissal to the Wisconsin Court of Appeals on May 19, 2026.

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

ARCHER-DANIELS-MIDLAND COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Also, as previously disclosed, beginning on March 29, 2024, purported stockholders of the Company filed a number of related derivative lawsuits against certain current and former officers and directors of the Company, seeking unspecified damages. The initial actions were consolidated in the U.S. District Court for the District of Delaware (the “District of Delaware Consolidated Action”). On April 14, 2025, a purported stockholder filed a derivative lawsuit in the U.S. District Court for the Northern District of Illinois against certain current and former officers and directors of the Company, seeking unspecified damages; that action has been transferred to and consolidated with the District of Delaware Consolidated Action. Separately, on January 14, 2025, a purported stockholder served a litigation demand on the Company’s Board of Directors, demanding that legal proceedings be brought against certain current and former officers and directors of the Company. On March 28, 2025, this stockholder filed a derivative lawsuit in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against such current and former officers and directors of the Company (the “Litigation Demand Action”). Several other purported stockholders who did not make pre-suit demands filed additional derivative lawsuits in the Court of Chancery against certain current and former officers and directors of the Company, seeking unspecified damages; these actions have been consolidated in the Court of Chancery. The Litigation Demand Action was not included in the consolidation. The Company is unable to predict the final outcome of these proceedings with any reasonable degree of certainty, nor does it currently have sufficient information to estimate a reasonably possible loss or range of loss with respect to these matters.

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

•Investing in high-growth opportunities - Generating returns in the short-to-medium term and the long-term based on our value creation pathways of advanced nutrition, functional health, biosolutions, precision fermentation, and decarbonization.

•Developing talent and capabilities - Ensuring our workforce has the skills and capabilities our business needs for today and for the future, including creating dedicated centers of capability in critical functional areas.

•Generating strong cash flow - Driving strong cash flow to fund our capital allocation and growth priorities, including investing in organic growth projects and selective bolt-on acquisitions, and funding dividend growth and opportunistic share repurchases.

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

Significant Portfolio Actions and Targeted Actions to Deliver Cost Savings

On February 4, 2025, the Company announced targeted actions expected to deliver $500 million to $750 million of aggregate cost savings over 3 to 5 years, beginning in 2025. These include cost optimization and portfolio simplification initiatives designed to help the Company achieve cost efficiencies. See Note 13. Asset Impairment, Exit, and Restructuring Costs of “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for additional information regarding restructuring related charges.

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
•The launch of Akralos Holding Company LLC, a North American animal feed joint venture, in March 2026 with Alltech Inc., a global leader in agriculture, to offer an industry-leading range of products and solutions for livestock, equine, backyard and leisure animals. Alltech and ADM contributed feed mills across the U.S. and Canada, along with respective portions of premix supplies.
•The execution, in October 2026, of a definitive agreement with a subsidiary of CJ CheilJedang (“CJ”) , a South Korea based global food and biotech company, to launch a joint venture in North and South America that will be majority owned by CJ. The proposed joint venture would develop, manufacture and market fermentation-derived amino acids by bringing together CJ’s fermentation production facilities in Fort Dodge, Iowa and Piracicaba, Brazil and an ADM amino acid facility in Decatur, Illinois, as well as CJ’s sales offices in Mexico, Brazil and the U.S., and, via license, CJ’s intellectual property related to feed-grade amino acids for use by the joint venture in North and South America. The launch date for the proposed joint venture is subject to customary closing activities as well as regulatory approvals.

Renewable Fuel Standard and Clean Fuel Production Credit

The Company continues to monitor regulatory and other developments in the U.S. biofuel market.

In February 2026, the U.S. Treasury and IRS proposed regulations relating to policy incentives under Section 45Z of the Internal Revenue Code (“Section 45Z”). In March 2026, the U.S. Environmental Protection Agency finalized the Renewable Volume Obligations (“RVOs”) for 2026 and 2027 under the U.S. Renewable Fuel Standard, increasing certain renewable fuel blending requirements.

These regulatory announcements provided additional visibility into renewable fuel demand and incentive frameworks and positively impacted renewable fuel blending economics, clean fuel credit values, and demand for certain agricultural feedstocks. The impact on the U.S. biofuel market continued in the three months ended September 30, 2026, and continued to benefit the Company’s ethanol and biofuel operations, as well as crush and grind margins. However, renewable fuel markets remain subject to ongoing regulatory, legislative, and implementation risks, including supplemental rulemaking on small refinery exemptions, the timing and substance of final Section 45Z regulations, future policy actions, changes in credit values, and shifts in blending economics, which could continue to drive volatility in the Company’s results of operations.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Tariffs Update

On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (“IEEPA”) did not authorize the imposition of tariffs by the executive branch. While the decision invalidated the presidential administration’s tariffs imposed under IEEPA, it did not establish a refund mechanism. The U.S. Customs and Border Protection (“CBP”) launched its refund process in April 2026 and the Company is receiving refunds on an ongoing basis. The Company is monitoring the refund process and related tariff risks, including potential new tariffs and the expected United States-Mexico-Canada Agreement (“USMCA”) review process. Based on the information currently available, the Company does not expect tariff-related risks to have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Factors Influencing Operations and Results in the Three and Nine Months Ended September 30, 2026

The Company is subject to a variety of market factors which affect the Company's operating results, including those discussed below related to the three and nine months ended September 30, 2026.

In the Ag Services and Oilseeds segment, year-to-date results benefited from geopolitical events, weather and logistical disruptions, and supportive biofuel policies, which contributed to stronger crush margins in both soy and canola. North America benefited from robust demand from crushed products, supported by renewable fuel economics, and continued export demand. Transportation benefited from higher freight rates driven by strong grain and fertilizer demand and constrained industry capacity. Global Trade was supported by supply dislocations and market volatility driven by the geopolitical situation. Higher energy prices supported soybean oil demand through improved biodiesel and renewable diesel economics, while strong soybean meal export demand provided additional support to the crushing complex. These benefits were partially offset by transportation constraints, weather-related disruptions, and higher logistics costs.

In the Carbohydrate Solutions segment, North America ethanol margins were up due to policy incentives. Enhanced blending economics drove robust domestic demand, while sustained strength in international energy prices allowed U.S. ethanol values to be competitive around the world. Industry utilization rates remained high with a seasonal slowdown late in the period for annual maintenance. North America liquid sweetener demand remained soft while starch demand was stable. Europe, the Middle East, and Africa (“EMEA”) Starches and Sweeteners were pressured by demand softness across the food and industrial segments.

In the Nutrition segment, the Flavors market continued to grow with energy and ready to drink beverages continuing to perform strongly. The Dietary Supplements market also continued to grow, though growth moderated during the period. We believe that the Dietary Supplements market presents potential expansion opportunities as customer acceptance of postbiotics allows sales in a larger variety of segments (food and beverage). While shifts in customer sentiment and inflation continue to pose challenges, clean label and healthier categories are outpacing the broader industry. For Animal Nutrition, stabilizing commodity prices continued to support feed ration commodities, as well as additive markets.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Results of Operations

Earnings before income taxes were $997 million compared to $147 million in the prior year quarter. Results in the current year quarter were primarily driven by improved operational execution, amid a constructive pricing environment, and policy incentives. The increase in earnings before income taxes reflected impairment, exit, and restructuring costs, penalty charges, and revaluation losses of $409 million in the prior year quarter.

Total segment operating profit (a non-GAAP measure) increased $537 million, from $845 million to $1.4 billion, driven by higher results within the Ag Services and Oilseeds and the Carbohydrate Solutions segments. Total segment operating profit (a non-GAAP measure) in the three months ended September 30, 2026 excluded asset impairment, exit and restructuring costs, and net settlement contingencies of $36 million. Total segment operating profit (a non-GAAP measure) in the three months ended September 30, 2025 excluded $163 million of Wilmar International Limited (“Wilmar”) related penalty charges, asset impairment, exit and restructuring costs, and net settlement contingencies of $89 million, and gains on sales of assets of $31 million.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

Processed volumes for certain products for the three months ended September 30, 2026 and 2025 were as follows (in thousand metric tons).

	Three Months Ended
	September 30,
	2026	2025	Change
Oilseeds	8,945	8,803	142
Corn	4,729	4,666	63

The increase in processed oilseeds volumes in the current year quarter was primarily related to improved crush volumes, partially offset by planned downtime in EMEA. The processed corn volumes were consistent year over year.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues for the three months ended September 30, 2026 and 2025, were as follows (in millions):

	Three Months Ended
	September 30,
	2026	2025	Change
Ag Services and Oilseeds
Ag Services	$10,632	$10,276	$356
Crushing	3,230	2,580	650
Refined Products and Other	3,583	2,757	826
Total Ag Services and Oilseeds	17,445	15,613	1,832

Carbohydrate Solutions
Starches and Sweeteners	2,021	2,005	16
Vantage Corn Processors	917	729	188
Total Carbohydrate Solutions	2,938	2,734	204

Nutrition
Human Nutrition	1,042	1,067	(25)
Animal Nutrition	795	849	(54)
Total Nutrition	1,837	1,916	(79)

Total Segment Revenues	22,220	20,263	1,957

Other Business	115	109	6

Total Revenues	$22,335	$20,372	$1,963

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

Revenues increased $2.0 billion to $22.3 billion, driven by increased Ag Services and Oilseeds segment revenues, reflecting higher sales prices ($2.0 billion) and lower sales volumes ($189 million). Higher sales prices were primarily driven by oils, soybeans, and biodiesel. Lower sales volumes were primarily driven by soybeans and wheat, partially offset by higher sales volumes of oils and meal. Carbohydrate Solutions segment revenues increased, driven by higher sales prices ($126 million) and volumes ($78 million). Nutrition segment revenues decreased primarily due to lower sales volumes ($58 million) and sales prices.

Cost of products sold increased $1.3 billion to $20.4 billion, primarily driven by higher commodity and freight costs, partially offset by policy incentive benefits. Manufacturing expenses increased $117 million to $2.1 billion, driven by an increase in global energy costs and maintenance expenses.

Gross profit increased $616 million to $1.9 billion, primarily driven by an increase of $379 million and $146 million in Ag Services and Oilseeds and Carbohydrate Solutions segments, respectively.

Selling, general, and administrative expenses increased $73 million to $946 million, primarily driven by higher employee compensation costs.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset impairment, exit, and restructuring costs decreased $241 million to $5 million, driven by restructuring costs of $246 million in the prior year quarter, primarily within Corporate and the Nutrition segment.

Equity in earnings of unconsolidated affiliates increased $198 million to $157 million primarily driven by higher earnings from the Company’s investment in Wilmar. The prior year quarter included $163 million of Wilmar related penalty charges.

Interest and investment income decreased $22 million to $99 million, driven by lower income in ADM Investor Services due to lower interest rates.

Interest expense increased $12 million to $165 million, due to increased charges in Corporate, partially offset by lower interest expense in ADM Investor Services.

Other expense (income) — net was a $29 million net expense, compared to net income of $69 million in the prior year quarter. The change was primarily driven by lower gain on sale of assets and railroad maintenance costs.

Income tax expense increased $134 million to $171 million. The increase was primarily driven by higher earnings before income taxes, partially offset by a lower effective tax rate. The Company’s effective tax rate for the quarter ended September 30, 2026 was 17.2% compared to 25.2% for the quarter ended September 30, 2025. The decrease in the effective tax rate for the three months ended September 30, 2026 compared to the prior year quarter is primarily driven by non-taxable benefits associated with Section 45Z policy incentives, as well as the tax effects of certain impairment charges recognized during the corresponding quarter of 2025.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment operating profit for the three months ended September 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended
	September 30,
	2026	2025	Change
Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$172	$190	$(18)
Crushing	311	13	298
Refined Products and Other	218	120	98
Wilmar	77	56	21
Total Ag Services and Oilseeds	$778	$379	$399

Carbohydrate Solutions
Starches and Sweeteners	$324	$293	$31
Vantage Corn Processors	146	43	103
Total Carbohydrate Solutions	$470	$336	$134

Nutrition
Human Nutrition	$93	$96	$(3)
Animal Nutrition	41	34	7
Total Nutrition	$134	$130	$4

In the Ag Services and Oilseeds segment, segment operating profit increased by $399 million. Current quarter results included net positive mark-to-market and timing impacts of approximately $35 million, led by a net positive impact of approximately $45 million in Refined Products and Other (“RPO”). Ag Services results were lower compared to the prior year quarter primarily due to lower results across certain areas of the Company’s global supply chain. Crushing results were significantly higher compared to the prior year quarter, driven by improved North American margins supported by strong soybean meal demand, tight meal inventories, higher crush rates, and favorable biofuel policies. RPO results increased compared to the prior year quarter, primarily reflecting improved North American biodiesel margins supported by favorable renewable fuel policies, energy prices, and continued strength in renewable fuel demand. Wilmar earnings increased in the current year quarter, driven by improved food product volumes, stronger crush demand, and higher tropical refining margins.

In the Carbohydrate Solutions segment, segment operating profit increased 40% compared to the prior year quarter. The Starches and Sweeteners results were higher compared to the prior year quarter, driven by strong wet mill ethanol performance supported by policy incentives. North America liquid sweeteners demand remained challenged impacting both volumes and margins. Starches results continued to show stability. Global Wheat Milling results were lower due to margin pressure, with International Corn Milling impacted by weaker sweetener demand and higher energy costs. The Vantage Corn Processors results increased $103 million compared to the prior year quarter, driven by stronger ethanol margins supported by policy incentives.

In the Nutrition segment, segment operating profit was $134 million, representing an increase of 3% compared to the prior year quarter. Human Nutrition results were 3% lower compared to the prior year quarter driven by unplanned downtime, inflation pressures, and market softness in Biotics, which was partially offset by higher Flavors margins and progress in the recovery of the Decatur East plant. The prior year quarter also benefitted from $9 million of insurance proceeds. Animal Nutrition results were 21% higher compared to the prior year quarter, primarily attributable to ongoing improvements and benefits from portfolio actions taken during 2025.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Business and Corporate Results

Other Business results increased from $55 million to $121 million. Captive insurance results were higher compared to prior year quarter primarily driven by a one time benefit related to the release of certain insurance reserves. ADM Investor Services results were consistent year over year.

Corporate results for the three months ended September 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended
	September 30,
	2026	2025	Change
Interest expense - net	(130)	(98)	(32)
Unallocated corporate function costs (1)	(304)	(265)	(39)
Revaluation losses, impairment and restructuring charges (2)	(11)	(174)	163
Other (expense) income - net (3)	(25)	5	(30)
Total Corporate	$(470)	$(532)	$62

(1)Unallocated corporate function costs increased, primarily driven by higher incentive compensation costs.
(2)Revaluation losses, impairment and restructuring charges decreased, driven by prior year quarter impairment charge related to previously capitalized internal-use software.
(3)Other (expense) income - net decreased, primarily driven by railroad maintenance costs and foreign exchange losses.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026		2025
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	484		484
Net earnings and reported EPS (diluted)	$821	$1.70	$108	$0.22
Adjustments: (1)
(Gain) on sale of assets and businesses (net of tax of $7 million in 2025)	—	—	(24)	(0.05)
Impairment, exit, restructuring charges, and settlement contingencies (net of tax of $15 million in 2026 and net of tax of $60 million in 2025)	47	0.09	201	0.41
ADM's share of equity method investment non-recurring charges	—	—	163	0.34
Certain discrete tax adjustments	(10)	(0.02)	—	—
Total adjustments	37	0.07	340	0.7
Adjusted net earnings and adjusted diluted EPS	$858	$1.77	$448	$0.92
(1) Tax effected using the U.S. and other applicable tax rates.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the three months ended September 30, 2026 and 2025 (in millions).

	Three Months Ended
	September 30,
	2026	2025
Net Earnings Attributable to Archer-Daniels-Midland Company	$821	$108
Net earnings attributable to non-controlling interests	5	2
Income tax expense	171	37
Earnings Before Income Taxes	997	147
Interest expense (1)	131	106
Depreciation and amortization (2)	295	295
EBITDA	1,423	548
(Gain) on sales of assets and businesses	—	(31)
Impairment, exit, restructuring charges and settlement contingencies	62	261
ADM's share of equity method investment non-recurring charges	—	163
Railroad maintenance expenses	41	12
Adjusted EBITDA	$1,526	$954
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $3 million of accelerated depreciation recorded within restructuring charges as a specified item for the three months ended September 30, 2025.

The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the three months ended September 30, 2026 and 2025 (in millions).

	Three Months Ended
	September 30,
	2026	2025
Earnings Before Income Taxes	$997	$147
Other Business (earnings)	(121)	(55)
Corporate	470	532
Specified Items:
(Gain) on sale of assets and businesses	—	(31)
Impairment, exit, restructuring charges and settlement contingencies	36	89
ADM's share of equity method investment non-recurring charges	—	163
Total Segment Operating Profit	$1,382	$845

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Results of Operations

Earnings before income taxes increased $1.7 billion, from $779 million to $2.5 billion. Results in the current year period were primarily driven by improved operational execution, amid a constructive pricing environment, and policy incentives. The increase in earnings before income taxes reflected impairment, exit, and restructuring costs, penalty charges, and revaluation losses of $771 million in the prior year period.

Total segment operating profit (a non-GAAP measure) increased $1.2 billion, from $2.4 billion to $3.6 billion, driven by higher results across all three reportable segments. Total segment operating profit (a non-GAAP measure) in the nine months ended September 30, 2026 excluded net gains of $83 million on the sale and contribution of assets, $56 million of asset impairment, exit and restructuring costs, and net settlement contingencies, and $55 million representing the Company's share of Wilmar non-recurring charges. Total segment operating profit (a non-GAAP measure) in the nine months ended September 30, 2025 excluded $361 million of impairment, exit, and restructuring costs, and net settlement contingencies, $163 million of Wilmar related penalty charges, a $69 million gain on contract termination, and $39 million of gains on sales of assets.

Total segment operating profit (a non-GAAP measure) is reconciled to earnings before income taxes, the most directly comparable GAAP measure, in the "Non-GAAP Financial Measures" section below.

Processed volumes by product for the nine months ended September 30, 2026 and 2025 were as follows (in thousand metric tons).

	Nine Months Ended
	September 30,
	2026	2025	Change
Oilseeds	27,721	26,944	777
Corn	14,007	13,861	146

The increase in processed oilseeds volumes in the current year period was primarily related to improved North America and South America crush volumes due to improved utilization, partially offset by downtime in EMEA. The processed corn volumes were consistent year over year.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues for the nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Nine Months Ended
	September 30,
	2026	2025	Change
Ag Services and Oilseeds
Ag Services	$32,771	$31,708	$1,063
Crushing	9,007	7,847	1,160
Refined Products and Other	9,584	8,002	1,582
Total Ag Services and Oilseeds	51,362	47,557	3,805

Carbohydrate Solutions
Starches and Sweeteners	6,031	6,042	(11)
Vantage Corn Processors	2,223	2,054	169
Total Carbohydrate Solutions	8,254	8,096	158

Nutrition
Human Nutrition	3,185	3,226	(41)
Animal Nutrition	2,359	2,500	(141)
Total Nutrition	5,544	5,726	(182)

Total Segment Revenues	65,160	61,379	3,781

Other Business	346	334	12

Total Revenues	$65,506	$61,713	$3,793

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

Revenues increased $3.8 billion to $65.5 billion, driven by Ag Services and Oilseeds segment revenues, reflecting higher sales prices ($5.0 billion), of oils, soybeans, and biodiesel, and lower sales volumes ($1.2 billion) of soybeans and corn, partially offset by higher sales volumes of meal and oils. Carbohydrate Solutions segment revenues increased, driven by higher sales prices ($223 million), partially offset by lower sales volumes ($65 million). Nutrition segment revenues decreased, driven by lower sales volumes ($260 million) reflecting portfolio actions and the formation of the Akralos Holding Company LLC joint venture, partially offset by foreign exchange gains ($135 million). The prior year period also benefitted from a contract cancellation ($55 million).

Cost of products sold increased $2.6 billion to $60.5 billion, primarily driven by higher commodity and freight costs, partially offset by policy incentive benefits. Manufacturing expenses increased $268 million to $6.1 billion, driven by higher global energy costs, employee compensation costs, and maintenance expenses.

Gross profit increased $1.2 billion to $5.0 billion, primarily driven by an increase of $755 million and $334 million for the Ag Services and Oilseeds and Carbohydrate Solutions segments, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, general, and administrative expenses increased $217 million to $2.9 billion, primarily driven by higher employee compensation costs, partially offset by lower third-party service costs.

Asset impairment, exit, and restructuring costs decreased $391 million to $30 million, driven by restructuring charges of $421 million in the prior year period, primarily within the Nutrition segment and Corporate.

Equity in earnings of unconsolidated affiliates increased $151 million to $388 million, driven by higher earnings from the Company’s investments in Wilmar, LSCP, LLC, and SoyVen Holding B.V., partially offset by lower earnings from the Company’s investments in Stratas Foods LLC and Olenex Holdings B.V. The prior year period included $163 million of Wilmar related penalty charges.

Interest and investment income increased $151 million to $340 million, driven by $187 million of revaluation losses in the prior year period within Corporate and the Nutrition segment, partially offset by lower income in ADM Investor Services driven by lower interest rates.

Interest expense decreased $8 million to $462 million, which was largely consistent with the prior year period.

Other income — net decreased $17 million to $123 million, primarily driven by railroad maintenance costs and a one-time benefit from the termination of a supply agreement in the prior year period, partially offset by higher foreign exchange gains and lower provisions for contingent losses.
Income tax expense increased $268 million to $428 million. The increase was primarily driven by higher earnings before income taxes, partially offset by a lower effective tax rate. The Company’s effective tax rate for the nine months ended September 30, 2026 was 17.3% compared to 20.5% for the nine months ended September 30, 2025. The decrease in the effective tax rate for the nine months ended September 30, 2026 compared to the prior year period is primarily driven by non-taxable benefits associated with Section 45Z policy incentives, as well as the tax effects of certain impairment charges recognized during the corresponding period of 2025.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment operating profit for the nine months ended September 30, 2026 and 2025 was as follows (in millions):

	Nine Months Ended
	September 30,
	2026	2025	Change
Segment Operating Profit
Ag Services and Oilseeds
Ag Services	$665	$462	$203
Crushing	595	93	502
Refined Products and Other	455	410	45
Wilmar	203	205	(2)
Total Ag Services and Oilseeds	$1,918	$1,170	$748

Carbohydrate Solutions
Starches and Sweeteners	$878	$804	$74
Vantage Corn Processors	358	108	250
Total Carbohydrate Solutions	$1,236	$912	$324

Nutrition
Human Nutrition	$337	$263	$74
Animal Nutrition	104	77	27
Total Nutrition	$441	$340	$101

In the Ag Services and Oilseeds segment, segment operating profit increased $748 million. Current period results included net negative mark-to-market and timing impacts of approximately $160 million, attributable mainly to RPO and Crushing. Ag Services, Crushing, and RPO results were higher compared to the prior year period, driven by strong export execution, improved North America crush margins, and stronger biodiesel margins supported by favorable renewable fuel policies, respectively. Wilmar earnings were generally in line with the prior year period.

In the Carbohydrate Solutions segment, segment operating profit increased 36% compared to the prior year period. Starches and Sweeteners results were higher compared to the prior year period. In North America, results were driven by improved ethanol margins supported by policy incentives, partially offset by lower liquid sweeteners results and increased manufacturing costs. In EMEA, results were driven by lower margins due to the competitive pricing environment. Global Wheat Milling experienced lower margins in the current year period. Vantage Corn Processors results were higher compared to the prior year period, driven by improved margins supported by effective risk management and policy incentives.

In the Nutrition segment, segment operating profit was $441 million, representing an increase of 30% compared to the prior year period. Human Nutrition results are 28% higher compared to prior year period as a result of higher Flavor sales and margins, including foreign exchange gains, and progress in the recovery of Decatur East plant. Animal Nutrition results were 35% higher compared to the prior year period driven by portfolio actions and increased focus on higher margin product lines, on-going cost optimization efforts, and foreign exchange gains.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Business and Corporate Results

Other Business results increased from $245 million to $255 million. Captive insurance results were higher compared to the prior year period primarily driven by a one time benefit related to the release of certain insurance reserves, partially offset by higher settlements. ADM Investor Services results were consistent year over year.

Corporate results for the nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Nine Months Ended
	September 30,
	2026	2025	Change
Interest expense — net	$(338)	$(311)	(27)
Unallocated corporate function costs (1)	(1,022)	(912)	(110)
Revaluation losses, impairment and restructuring charges (2)	(18)	(278)	260
Other income — net	25	29	(4)
Total Corporate	$(1,353)	$(1,472)	$119

(1)Unallocated corporate function costs increased, primarily driven by higher employee compensation costs, partially offset by lower third party service costs.
(2)Revaluation losses, impairment and restructuring charges decreased, driven by prior year period impairment charge related to previously capitalized internal-use software and revaluation losses on certain investments.

Non-GAAP Financial Measures

The Company uses certain “non-GAAP” financial measures as defined by the U.S. Securities and Exchange Commission “SEC”. These are measures of performance not defined by accounting principles generally accepted in the United States, and should be considered in addition to, not in lieu of, GAAP reported measures. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in this section.

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

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to adjusted net earnings (a non-GAAP measure) and diluted EPS (the most directly comparable GAAP measure) to adjusted diluted EPS (a non-GAAP measure) for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026		2025
	In millions	Per share	In millions	Per share
Average number of shares outstanding - diluted	485		484
Net earnings and reported EPS (diluted)	$2,027	$4.18	$622	$1.29
Adjustments: (1)
(Gain) on sale of assets and businesses (net of tax of $17 million in 2026 and $9 million in 2025)	(66)	(0.13)	(30)	(0.06)
Impairment, exit, restructuring charges, and settlement contingencies (net of tax of $20 million in 2026 and $103 million in 2025)	82	0.17	535	1.10
ADM's share of equity method investment non-recurring charges	55	0.11	163	0.34
(Gain) on contract termination (net of tax of $17 million in 2025)	—	—	(52)	(0.11)
Total adjustments	71	0.15	616	1.27
Adjusted net earnings and adjusted diluted EPS	$2,098	$4.33	$1,238	$2.56
(1) Tax effected using the U.S. and other applicable tax rates.

The table below provides a reconciliation of net earnings (the most directly comparable GAAP measure) to EBITDA (a non-GAAP measure) and adjusted EBITDA (a non-GAAP measure) for the nine months ended September 30, 2026 and 2025 (in millions).

	Nine Months Ended
	September 30,
	2026	2025
Net Earnings Attributable to Archer-Daniels-Midland Company	$2,027	$622
Net earnings (loss) attributable to non-controlling interests	14	(3)
Income tax expense	428	160
Earnings Before Income Taxes	2,469	779
Interest expense (1)	349	338
Depreciation and amortization (2)	876	865
EBITDA	3,694	1,982
(Gain) on sales of assets and businesses	(83)	(39)
Impairment, exit, restructuring charges and settlement contingencies	102	638
ADM's share of equity method investment non-recurring charges	55	163
(Gain) on contract termination	—	(69)
Railroad maintenance expenses	42	16
Adjusted EBITDA	$3,810	$2,692
(1) Represents interest expense on borrowings and therefore excludes ADM Investor Services related interest expense.
(2) Excludes $5 million and $11 million of accelerated depreciation recorded within restructuring charges as a specified item for the nine months ended September 30, 2026 and 2025, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below provides a reconciliation of earnings before income taxes (the most directly comparable GAAP measure) to total segment operating profit (a non-GAAP measure) for the nine months ended September 30, 2026 and 2025 (in millions).

	Nine Months Ended
	September 30,
	2026	2025
Earnings Before Income Taxes	$2,469	$779
Other Business (earnings)	(255)	(245)
Corporate	1,353	1,472
Specified Items:
(Gain) on sale of assets and businesses	(83)	(39)
Impairment, exit, restructuring charges and settlement contingencies	56	361
(Gain) on contract termination	—	(69)
ADM's share of equity method investment non-recurring charges	55	163
Total Segment Operating Profit	$3,595	$2,422

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

At September 30, 2026, the Company’s capital resources included shareholders’ equity of $23.9 billion and lines of credit, including the accounts receivable securitization programs described below, totaling $12.7 billion, of which $9.2 billion was unused. Of the Company’s total lines of credit, $5.1 billion supported the combined U.S. and European commercial paper borrowing programs. At September 30, 2026, there was $690 million of commercial paper outstanding.

As of September 30, 2026, the Company had $711 million of cash and cash equivalents, $452 million of which was cash held by foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested. Based on the Company’s historical ability to generate sufficient cash flows from its U.S. operations and unused and available U.S. credit capacity of $4.9 billion, the Company has asserted that these funds are indefinitely reinvested outside the U.S.

As of September 30, 2026, the Company had total available liquidity of $9.9 billion comprised of cash and cash equivalents and unused lines of credit. The Company believes that cash flows from operations, cash and cash equivalents on hand, and unused lines of credit will be sufficient to meet its ongoing liquidity requirements for at least the next twelve months.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Cash Flows

Net cash provided by operating activities was $1.8 billion and $5.8 billion for the nine months ended September 30, 2026 and 2025, respectively.

The decrease in cash provided by operating activities in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by changes in net working capital, partially offset by higher earnings. Changes in net working capital were driven by inventories, payables to brokerage customers, other current assets, and trade receivables, partially offset by positive changes in accrued expenses and other payables, and trade payables.

Changes in Inventories resulted in a cash outflow of $1.4 billion in the current year period compared to an inflow of $3.2 billion in the prior year period, primarily reflecting higher commodity prices and volumes.

Changes in Payables to brokerage customers resulted in a cash inflow of $547 million in the current year period compared to an inflow of $1.8 billion in the prior year period, primarily reflecting lower customer balances supporting trading and margin required within the Company’s futures commission and brokerage business.

Changes in Other current assets resulted in a cash outflow of $1.1 billion in the current year period compared to an outflow of $190 million in the prior year period, primarily reflecting changing market conditions impacting valuation of derivative contracts.

Changes in Trade receivables resulted in a cash outflow of $632 million in the current year period compared to an inflow of $231 million in the prior year period, primarily reflecting higher sales driven by commodity prices.

Changes in Accrued expenses and other payables resulted in a cash inflow of $754 million in the current year period compared to an outflow of $802 million in the prior year period, primarily reflecting changing market conditions impacting valuation of derivative contracts.

Changes in Trade payables resulted in a cash inflow of $496 million in the current year period compared to an outflow of $637 million in the prior year period driven by changes in inventory levels.

Investing Cash Flows

Net cash used in investing activities was $699 million and $644 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Net cash used in investing activities for the nine months ended September 30, 2026 included additions to property, plant, and equipment of $773 million, partially offset by proceeds from the sale of assets of $68 million.

Net cash used in investing activities for the nine months ended September 30, 2025 included additions to property, plant, and equipment of $892 million and a business acquisition, net of cash acquired, of $108 million, partially offset by proceeds from sales of marketable securities of $276 million.

Financing Cash Flows

Net cash used in financing activities was $832 million and $3.2 billion for the nine months ended September 30, 2026 and 2025, respectively.

ARCHER-DANIELS-MIDLAND COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In the nine months ended September 30, 2026, the Company received proceeds from short term debt of $705 million and repaid short-term debt of $399 million.

In the nine months ended September 30, 2026, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes, consisting of $500 million 4.83% Notes due September 1, 2031 and $500 million 5.27% Notes due September 1, 2036.

In the nine months ended September 30, 2026, the Company redeemed the entire $1 billion aggregate principal amount of 2.50% Notes which matured in August 2026.

Net cash used in financing activities for the nine months ended September 30, 2026 included net borrowings under short-term credit agreements of $55 million. The nine months ended September 30, 2025 included net repayments under short-term credit agreements of $1.7 billion.

Dividends paid for the nine months ended September 30, 2026 and September 30, 2025 were $764 million and $743 million, respectively.

Stock Repurchase Program

The Company completed $358 million of share repurchases in the nine months ended September 30, 2026. As of September 30, 2026, the Company had 110 million remaining shares under its stock repurchase program until December 31, 2029.

Accounts Receivable Securitization Programs

The Company has accounts receivable securitization programs (the “Programs”) with certain commercial paper conduit purchasers and committed purchasers. The Programs provide the Company with up to $2.9 billion in funding against accounts receivable transferred into the Programs and expand the Company’s access to liquidity through efficient use of its balance sheet assets (see Note 14. Sale of Accounts Receivable within “Notes to Consolidated Financial Statements” included in Item 1. Consolidated Financial Statements for further information). As of September 30, 2026, the Company had $647 million of unused capacity under the Programs.

Contractual Obligations and Commercial Commitments

The Company’s purchase obligations as of September 30, 2026 and December 31, 2025 were $17.9 billion and $13.8 billion, respectively. As of September 30, 2026, the Company expects to make payments related to purchase obligations of $16.1 billion within the next twelve months. There were no other material changes in the Company’s contractual obligations during the three months ended September 30, 2026.

Critical Accounting Estimates

There were no material changes in the Company’s critical accounting estimates during the three months ended September 30, 2026. For a description of the Company’s critical accounting estimates and assumptions used in the preparation of the Company’s financial statements, see Part II. Item 7 and Note 1 of “Notes to Consolidated Financial Statements” included in Part II. Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

ARCHER-DANIELS-MIDLAND COMPANY
CONTROLS AND PROCEDURES
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended September 30, 2026 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Under the Company’s current stock repurchase program, subject to applicable law, share repurchases may be made from time to time in open market transactions or privately negotiated transactions.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Number of Shares Remaining to be Purchased Under the Program(2)
July 1, 2026 to July 31, 2026	—	$—	—	114,764,049
August 1, 2026 to August 31, 2026	2,028,009	80.31	2,019,750	112,744,299
September 1, 2026 to September 30, 2026	2,337,433	83.95	2,334,782	110,409,517
Total	4,365,442	$82.26	4,354,532	110,409,517

(1)Total shares purchased represent shares purchased as part of the Company’s publicly announced stock repurchase program described below and shares received as payments for the withholding taxes on vested restricted stock awards.

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

ITEM 5.    OTHER INFORMATION

Insider Trading Arrangements

On August 28, 2026, Regina B. Jones, the Company’s Senior Vice President and Chief Legal Officer and Secretary, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 17,148 shares of the Company’s common stock in the aggregate, and terminates on the earlier of the close of market on October 29, 2027 or the date all shares are sold thereunder.

ARCHER-DANIELS-MIDLAND COMPANY
PART II — OTHER INFORMATION

On September 10, 2026, Juan R. Luciano, the Company’s Chair of the Board, President and Chief Executive Officer, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 60,000 shares of the Company’s common stock in the aggregate by the Juan R. Luciano Trust, and terminates on the earlier of the close of market on March 15, 2027 or the date all shares are sold thereunder.

On September 14, 2026, Jennifer L. Weber, the Company’s Senior Vice President and Chief People Officer, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 25,000 shares of the Company’s common stock in the aggregate, and terminates on the earlier of the close of market on September 14, 2027 or the date all shares are sold thereunder

There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by the Company’s directors and executive officers during the three months ended September 30, 2026.

ITEM 6.    EXHIBITS

Exhibit No.	Description	SEC Document Reference
(3.1)	Composite Certificate of Incorporation, as amended.	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001.
(3.2)	Bylaws, as amended through November 2, 2022.	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed on February 14, 2023.
(4.1)	Form of 4.829% Notes due 2031.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 10, 2026
(4.2)	Form of 5.269% Notes due 2036.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 10, 2026
(10.1)	Offer Letter dated as of July 17, 2026, by and between the Company and Jeffrey Rowe.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2026.
(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
(32.1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(32.2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
(101)	Inline XBRL file set for the Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” and for the information under Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.	Filed herewith.
(104)	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHER-DANIELS-MIDLAND COMPANY
(Registrant)

Dated:	November 3, 2026	/s/ M. Patolawala
M. Patolawala
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)